Form 10-Q
period 2015-09-30
Atlantic Capital Bancshares, Inc.
filed 2015-11-13
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from              to             .
COMMISSION FILE NO. 001-37615
_________________________________________________
ATLANTIC CAPITAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________

Georgia	20-5728270
(State of Incorporation)	(I.R.S. Employer Identification No.)

3280 Peachtree Road NE, Suite 1600 Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)

(404) 995-6050
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No  ☒
Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 24,338,945 shares outstanding as of November 6, 2015

Atlantic Capital Bancshares, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
(in thousands, except share and per share data)	(unaudited)
ASSETS
Cash and due from banks	$45,971	$36,490
Interest-bearing deposits in banks	90,695	12,137
Other short-term investments	24,135	45,623
Cash and cash equivalents	160,801	94,250
Securities available-for-sale	127,168	133,437
Stock in Federal Home Loan Bank, at cost	3,011	3,653
Loans	1,046,437	1,039,713
Less: allowance for loan losses	(11,862)	(11,421)
Loans, net	1,034,575	1,028,292
Premises and equipment, net	3,138	3,612
Bank owned life insurance	30,479	30,571
Intangible assets, net	1,259	782
Other real estate owned	27	1,531
Other assets	21,240	18,731
Total assets	$1,381,698	$1,314,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$328,065	$320,346
Interest-bearing checking	135,350	91,709
Savings	321	304
Money market	550,879	572,658
Time	15,434	16,129
Brokered deposits	98,559	104,699
Total deposits	1,128,608	1,105,845
Federal Home Loan Bank borrowings	43,000	56,517
Long-term debt	49,226	—
Other liabilities	11,055	11,568
Total liabilities	1,231,889	1,173,930
SHAREHOLDERS’ EQUITY
Common stock, no par value – 100,000,000 shares authorized; 13,661,967 and 13,497,118 shares issued as of September 30, 2015, and December 31, 2014, respectively	138,123	136,335
Retained earnings	11,302	4,460
Accumulated other comprehensive income	1,566	609
Treasury stock, 99,842 shares at cost at September 30, 2015 and 43,298 shares at December 31, 2014	(1,182)	(475)
Total shareholders’ equity	149,809	140,929
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,381,698	$1,314,859

(See Accompanying Notes to Consolidated Financial Statements)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$9,423	$8,930	$27,874	$23,784
Investment Securities – available for sale	664	782	2,077	2,394
Interest and dividends on other interest-earning assets	247	141	776	486
Total interest income	10,334	9,853	30,727	26,664
INTEREST EXPENSE
Interest on deposits	751	705	2,262	2,133
Interest on Federal Home Loan Bank advances	52	120	283	328
Interest on federal funds purchased and securities sold under agreements to repurchase	20	50	69	97
Interest on long-term debt	17	—	17	—
Total interest expense	840	875	2,631	2,558
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	9,494	8,978	28,096	24,106
Provision for Loan Losses	(137)	638	412	469
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,631	8,340	27,684	23,637
NONINTEREST INCOME
Service charges	521	317	1,348	834
Gain on sales of securities available-for-sale	10	—	10	44
Derivatives income	67	18	215	62
Bank owned life insurance	227	240	1,794	691
SBA lending activities	745	597	2,006	1,692
Other noninterest income	159	149	566	517
Total noninterest income	1,729	1,321	5,939	3,840
NONINTEREST EXPENSE
Salaries and Employee Benefits	4,859	4,555	14,437	13,666
Occupancy	419	417	1,263	1,301
Equipment and software	243	231	687	686
Professional Services	208	250	613	756
Postage, printing and supplies	21	26	63	66
Communications and data processing	313	310	986	917
Marketing and business development	90	120	213	246
FDIC premiums	161	158	516	446
Merger and conversion costs	718	—	1,982	—
Other noninterest expense	639	586	1,934	1,315
Total noninterest expense	7,671	6,653	22,694	19,399
INCOME BEFORE PROVISION FOR INCOME TAXES	3,689	3,008	10,929	8,078
Provision for income taxes	1,463	1,022	4,087	2,713
NET INCOME	$2,226	$1,986	$6,842	$5,365
NET INCOME PER SHARE:
Net Income Per Share – Basic	$0.16	$0.15	$0.51	$0.40
Net Income Per Share – Diluted	$0.16	$0.15	$0.49	$0.39

(See Accompanying Notes to Consolidated Financial Statements)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net income	$2,226	$1,986	$6,842	$5,365
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $244, $(232), $91 and $719, respectively	392	(388)	147	1,196
Reclassification adjustment for gains included in net income net of tax of $4, $0, $4 and $17, respectively	(6)	—	(6)	(27)
Unrealized gains (losses) on available-for-sale securities, net of tax	386	(388)	141	1,169
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $324, $(43), $507 and $(43), respectively	523	(72)	816	(72)
Changes from cash flow hedges	523	(72)	816	(72)
Other comprehensive income, net of tax	909	(460)	957	1,097
Comprehensive income	$3,135	$1,526	$7,799	$6,462

(See Accompanying Notes to Consolidated Financial Statements)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statement of Shareholders’ Equity

(unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings/(Accumulated Deficit)		Treasury Stock	Total
Balance - December 31, 2013	13,437,505	$135,671	$(3,056)	$(1,266)	$(114)	$131,235
Comprehensive income:
Net Income	—	—	5,365	—	—	5,365
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	1,169		1,169
Change in unrealized gains (losses) on cash flow hedges	—	—		(72)	—	(72)
Total comprehensive income	—	—	—	—	—	6,462
Acquisition of treasury stock	—	—	—	—	(361)	(361)
Issuance of restricted stock	59,613	—	—	—	—	—
Amortization of restricted stock	—	441	—	—		441
Stock-based compensation	—	21	—	—	—	21
Balance - September 30, 2014	13,497,118	$136,133	$2,309	$(169)	$(475)	$137,798

Balance - December 31, 2014	13,497,118	$136,335	$4,460	$609	$(475)	$140,929
Comprehensive income:
Net Income	—	—	6,842	—	—	6,842
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	141	—	141
Change in unrealized gains (losses) on cash flow hedges	—	—	—	816	—	816
Total comprehensive income	—	—	—	—	—	7,799
Acquisition of treasury stock	—	—	—	—	(707)	(707)
Issuance of restricted stock	62,091	—	—	—	—	—
Issuance of common stock	102,758	1,285				1,285
Amortization of restricted stock	—	503	—	—	—	503
Stock-based compensation	—	—	—	—	—	—
Balance - September 30, 2015	13,661,967	$138,123	$11,302	$1,566	$(1,182)	$149,809

(See Accompanying Notes to Consolidated Financial Statements)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,842	$5,365
Adjustments to reconcile net income to net cash provided by operating activities
Provision for Loan Losses	412	469
Depreciation, amortization, and accretion	1,462	1,542
Amortization of restricted stock compensation	503	441
Stock option compensation	—	21
Gain on sales of available-for-sale securities	(10)	(44)
Net loss (gains) on sales of other real estate owned	(86)	—
Net increase in cash value of bank owned life insurance	(682)	(691)
Gain on bank owned life insurance	(1,112)	—
Changes in operating assets and liabilities -
Net decrease (increase) in other assets	(3,031)	(904)
Net (decrease) increase in accrued expenses and other liabilities	772	(535)
Net cash provided by operating activities	5,070	5,664
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	18,077	12,489
Maturities and calls	5,874	—
Sales	5,095	3,411
Purchases	(23,285)	(12,366)
Net increase in loans held for investment	(6,695)	(193,900)
Purchases/proceeds of Federal Home Loan Bank Stock, net	642	(3,524)
(Purchases) of bank owned life insurance	—	(4,000)
Proceeds from bank owned life insurance benefits	1,886	—
Proceeds from sales of other real estate	1,590	—
Purchases of premises and equipment, net	(242)	(258)
Net cash provided by (used in) investing activities	2,942	(198,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	22,763	(42,433)
Net change in short-term borrowings	—	20,000
Proceeds from Federal Home Loan Bank Advances	638,000	507,000
Repayments of Federal Home Loan Bank Advances	(651,517)	(421,238)
Issuance of subordinated debentures	50,000	—
Acquisitions of treasury stock	(707)	(361)
Net cash provided by financing activities	58,539	62,968
NET CHANGE IN CASH AND CASH EQUIVALENTS	66,551	(129,516)
CASH AND CASH EQUIVALENTS – beginning of period	94,250	225,158
CASH AND CASH EQUIVALENTS – end of period	$160,801	$95,642

	Nine Months Ended
	September 30,
	2015	2014
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$2,652	$2,556
Income taxes paid	$3,769	$2,401

(See Accompanying Notes to Consolidated Financial Statements)

ATLANTIC CAPITAL BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and financial reporting policies of Atlantic Capital Bancshares, Inc. (“Atlantic Capital”) and its subsidiary conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. On October 31, 2015, Atlantic Capital completed its acquisition of First Security Group, Inc. and its subsidiary FSGBank, N.A. (together, “First Security”). In connection with the acquisition, Atlantic Capital’s subsidiary Atlantic Capital Bank, a Georgia chartered commercial bank merged with and into FSGBank, N.A, which subsequently changed its name to Atlantic Capital Bank, National Association. The consolidated financial statements reflect the results of operations of Atlantic Capital and Atlantic Capital Bank (the "Bank"), and do not include the results of operations of First Security. In connection with the acquisition, Atlantic Capital will issue approximately 8,790,193 shares of common stock as partial consideration to former shareholders of First Security, with the remaining consideration consisting of approximately $47.1 million in cash. See Note 14 to the Unaudited Financial Statements for additional information.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Atlantic Capital’s filing on Form S-4 which included the years ended December 31, 2014 and 2013. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Meaurement-Period Adjustments. Before this ASU was issued, GAAP required that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. Now, an entity must present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. Atlantic Capital is evaluating the impact of this update and does not believe it will have a significant impact to Atlantic Capital’s financial position or results of operations. Atlantic Capital intends to adopt this standard in conjunction with the acquisition of First Security Group, which closed on October 31, 2015.

In June 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-10 Technical Corrections and Improvements. The amendments in this standard clarify the guidance, correct references and make minor improvements affecting a variety of topics. The substantive amendments are effective for entities during annual reporting periods beginning after December 15, 2015, and interim periods therein, and other amendments are effective immediately. The adoption of this ASU is not expected to have a significant impact on Atlantic Capital's financial position or results of operations.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by this ASU. This guidance is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption is permitted and Atlantic Capital elected to early adopt this standard as of September 30, 2015. It did not have a material impact on Atlantic Capital’s financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance throughout the Industry Topics of Codification. In August 2015, the FASB deferred the effective date of this ASU by one year. For public companies, it is effective for annual and interim periods beginning after December 15, 2017. Atlantic Capital is evaluating the impact of this update and does not believe it will have a significant impact to Atlantic Capital’s financial position or results of operations.

NOTE 3 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds.
The following table presents a summary of amounts outstanding under reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of September 30, 2015 and December 31, 2014.

				Gross Amounts not Offset in the Balance Sheet
	(in thousands)
September 30, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Reverse repurchase agreements	$24,135	—	$24,135	—	$(24,135)	—
Derivatives	3,393	—	3,393	—	—	3,393
Total	$27,528	—	$27,528	—	$(24,135)	$3,393
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$2,426	—	$2,426	—	$(3,130)	—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Reverse repurchase agreements	$45,623	—	$45,623	—	$(45,623)	—
Derivatives	2,038	—	2,038	—	—	2,038
Total	$47,661	—	$47,661	—	$(45,623)	$2,038
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$1,888	—	$1,888	—	$(2,590)	—

NOTE 4– SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at September 30, 2015 and December 31, 2014.

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015
Debt securities—
U.S. Government agencies	$14,917	$101	$(15)	$15,003
U.S. states and political divisions	2,123	170	—	2,293
Trust preferred securities	4,694	—	(366)	4,328
Corporate debt securities	15,550	123	(1)	15,672
Residential mortgage-backed securities-agency	88,889	1,454	(471)	89,872
Total	$126,173	$1,848	$(853)	$127,168

December 31, 2014
Debt securities—
U.S. Government agencies	$15,265	$70	$(115)	$15,220
U.S. states and political divisions	2,158	188	—	2,346
Trust preferred securities	4,675	—	(475)	4,200
Corporate debt securities	16,150	178	—	16,328
Residential mortgage-backed securities-agency	94,422	1,537	(616)	95,343
Total	$132,670	$1,973	$(1,206)	$133,437

The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2015. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$7,088	$7,120
Over 1 year through 5 years	15,253	15,418
5 years to 10 years	9,481	9,649
Over 10 years	5,462	5,109
	37,284	37,296
Mortgage-backed residential securities	88,889	89,872
Total	$126,173	$127,168

The following table summarizes available-for-sale securities in an unrealized loss position as of September 30, 2015 and December 31, 2014.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2015
U.S. Government agencies	$—	$—	4,982	$(15)	$4,982	$(15)
U.S. states and political divisions	—	—	—	—	—	—
Trust preferred securities	—	—	4,328	(366)	4,328	(366)
Corporate debt securities	1,415	(1)	—	—	1,415	(1)
Residential mortgage-backed securities	19,622	(165)	17,763	(306)	37,385	(471)
Totals	$21,037	$(166)	$27,073	$(687)	$48,110	$(853)
December 31, 2014
U.S. Government agencies	$—	$—	4,883	$(115)	$4,883	$(115)
U.S. states and political divisions	—	—	—	—	—	—
Trust preferred securities	—	—	4,200	(475)	4,200	(475)
Corporate debt securities	—	—	—	—	—	—
Residential mortgage-backed securities	15,429	(90)	23,311	(526)	38,740	(616)
Totals	$15,429	$(90)	$32,394	$(1,116)	$47,823	$(1,206)
At September 30, 2015, there were 29 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2015 and December 31, 2014 were primarily attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the nine months ended September 30, 2015 or 2014.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Proceeds from sales	$5,095	$—	$5,095	$3,411
Gross realized gains	$10		$10	$49
Gross realized losses	—	—	—	(5)
Net gains on sales of securities	$10	$—	$10	$44

Investment securities with a carrying value of $29.9 million and $17.1 million were pledged to secure borrowings at September 30, 2015 and December 31, 2014, respectively.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of September 30, 2015 and December 31, 2014, is summarized below.

	September 30, 2015	December 31, 2014
Commercial loans:	(in thousands)
Commercial and industrial	$366,830	$365,447
Commercial real estate	440,226	439,071
Construction and land	106,934	82,567
Mortgage warehouse loans	89,816	116,939
Total commercial loans	1,003,806	1,004,024
Residential:
Residential mortgages	726	1,320
Home equity	27,186	28,464
Total residential loans	27,912	29,784
Consumer	18,741	9,290
Total loans	1,050,459	1,043,098
Less net deferred fees and other unearned income	(4,022)	(3,385)
Less allowance for loan losses	(11,862)	(11,421)
Loans held for investment, net	$1,034,575	$1,028,292

At September 30, 2015 and December 31, 2014, loans with a carrying value of $176.3 million and $209.1 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio as of the end of the period. It is comprised of specific reserves for impaired loans and a general allowance for pools of loans with similar characteristics not individually evaluated. The allowance is regularly evaluated for loan losses to maintain an adequate level to absorb probable current inherent losses in the loan portfolio. Factors contributing to the determination of the allowance include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments rated substandard or worse are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans.
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014.

	2015				2014
Three Months Ended September 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$11,365	$398	$222	$11,985	$10,200	$357	$106	$10,663
Provision for loan losses	(70)	(65)	(2)	(137)	635	5	(2)	638
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	14	—	—	14	—	—	—	—
Total ending allowance balance	$11,309	$333	$220	$11,862	$10,835	$362	$104	$11,301

	2015				2014
Nine Months Ended September 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$10,967	$347	$107	$11,421	$10,346	$356	$113	$10,815
Provision for loan losses	313	(14)	113	412	472	6	(9)	469
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	29	—	—	29	17	—	—	17
Total ending allowance balance	$11,309	$333	$220	$11,862	$10,835	$362	$104	$11,301

The general component of the allowance for loan losses is based on the expected loss in the portfolio. The expected loss (“EL”) is determined through the generation of probabilities of default (“PD’s”) and losses given default (“LGD’s”) for groups of similar loans with similar credit grades where EL = PD x LGD. The PD’s and LGD’s for the loan portfolio are calculated based on Atlantic Capital’s loss history as well as available market-based data. The expected loss for each pool of loans is adjusted based on Qualitative and Environmental factors to account for conditions in the current environment which management believes are likely to cause a difference between the EL calculated based on historical performance and a future view of loss in the existing portfolio. These factors include: changes in policies and procedures, changes in the economy, changes in nature, volume of the portfolio and in the terms of loans, changes in lending management, changes in past dues and credit migration, changes in the loan review system, changes in the value of collateral and concentration risk and changes in external factors, such as competition, legal, regulatory, etc. On a quarterly basis, management evaluates these factors in order to determine an adjustment unique to Atlantic Capital and its market.
Charge-offs are recognized when the amount of the loss is quantifiable and timing is known. Collateral based loan charge-offs are measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated net realizable value of the loan. When assessing property value for the purpose of determining a charge-off, a third-party appraisal or an independently derived internal evaluation is generally employed.
A loan is considered to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. A specific allowance is established for individually evaluated impaired loans as needed. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price, or the fair value of the underlying collateral of the loan if the loan is collateral dependent.
The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of September 30, 2015 and December 31, 2014.

September 30, 2015	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$693	$—	$—	$693
Collectively evaluated for impairment	10,616	333	220	11,169
Total ending allowance balance	$11,309	$333	$220	$11,862

Loans:
Loans individually evaluated for impairment	$6,571	$—	$—	$6,571
Loans collectively evaluated for impairment	997,235	27,912	18,741	1,043,888
Total ending loans balance	$1,003,806	$27,912	$18,741	$1,050,459

December 31, 2014	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$885	$—	$—	$885
Collectively evaluated for impairment	10,082	347	107	10,536
Total ending allowance balance	$10,967	$347	$107	$11,421

Loans:
Loans individually evaluated for impairment	$6,601	$—	$—	$6,601
Loans collectively evaluated for impairment	997,423	29,784	9,290	1,036,497
Total ending loans balance	$1,004,024	$29,784	$9,290	$1,043,098

The following table presents information on Atlantic Capital’s impaired loans as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015					As of December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment	Interest Income Recognized
(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	1,659	1,659	—	1,659	41	1,661	1,661	—	1,700	56
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$1,659	$1,659	$—	$1,659	$41	$1,661	$1,661	$—	$1,700	$56
Impaired loans with an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	4,912	4,912	693	4,904	100	4,940	4,940	885	5,018	136
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,912	$4,912	$693	$4,904	$100	$4,940	$4,940	$885	$5,018	$136
Total impaired loans	$6,571	$6,571	$693	$6,563	$141	$6,601	$6,601	$885	$6,718	$192

Atlantic Capital evaluates loans in accordance with ASC No. 310-40, Troubled Debt Restructurings by Creditors. Troubled debt restructurings are loans in which Atlantic Capital has modified the terms and granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
Atlantic Capital did not modify any new loans as a TDR during the three and nine months ended September 30, 2015 and 2014, and no previous TDRs defaulted during those periods. As of September 30, 2015 and December 31, 2014 TDR balances totaled $6.6 million.

Atlantic Capital individually rates loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, consumer credit risk scores (FICO scores), rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. Atlantic Capital uses a dual rating system. The likelihood of default of a credit transaction is graded in the Obligor Rating. The risk of loss given default is graded in the Facility Rating. The Obligor Rating is determined through thorough credit analysis. Facility Ratings are used to describe the value to the bank that the collateral represents. Facility Ratings are based on the collateral package or market expectations regarding the value or liquidity of the collateral. Ratings are generally reviewed at least annually or more frequently if there is a material change in creditworthiness. Exceptions to this policy may include well collateralized term loans and loans to individuals with limited exposure or complexity.
Atlantic Capital uses the following definitions for risk ratings:
Pass: Loans that are analyzed individually as part of the above described process and that do not meet the criteria of special mention, substandard or doubtful.
Special Mention: Loans classified as special mention have a potential weakness that requires management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Commercial and Industrial	Commercial Real Estate	Construction and Land	Residential Mortgages	Home Equity	Mortgage Warehouse	Consumer	Total
	(in thousands)
September 30, 2015
Pass	$358,687	$428,152	$103,328	$526	$27,076	$89,816	$18,741	$1,026,326
Special Mention	2,307	5,503	3,606	—	—	—	—	11,416
Substandard accruing	5,836	6,571	—	200	110	—	—	12,717
Substandard nonaccruing	—	—	—	—	—	—	—	—
Doubtful nonaccruing	—	—	—	—	—	—	—	—
Total	$366,830	$440,226	$106,934	$726	$27,186	$89,816	$18,741	$1,050,459

	Commercial and Industrial	Commercial Real Estate	Construction and Land	Residential Mortgages	Home Equity	Mortgage Warehouse	Consumer	Total
December 31, 2014
Pass	$351,596	$427,200	$82,567	$1,120	$28,404	$116,939	$9,290	$1,017,116
Special Mention	10,724	661	—	—	—	—	—	11,385
Substandard accruing	3,127	11,210	—	200	60	—	—	14,597
Substandard nonaccruing	—	—	—	—	—	—	—	—
Doubtful nonaccruing	—	—	—	—	—	—	—	—
Total	$365,447	$439,071	$82,567	$1,320	$28,464	$116,939	$9,290	$1,043,098

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans.

As of September 30, 2015
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$366,830	$—	$—	$—	$366,830
Commercial real estate	440,226	—	—	—	440,226
Construction and land	106,934	—	—	—	106,934
Residential mortgages	726	—	—	—	726
Home equity	27,186	—	—	—	27,186
Mortgage warehouse	89,816	—	—	—	89,816
Consumer	18,741	—	—	—	18,741
Total Loans	$1,050,459	$—	$—	$—	$1,050,459

As of December 31, 2014
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$365,447	$—	$—	$—	$365,447
Commercial real estate	439,071	—	—	—	439,071
Construction and land	82,567	—	—	—	82,567
Residential mortgages	1,320	—	—	—	1,320
Home equity	28,464	—	—	—	28,464
Mortgage warehouse	116,939	—	—	—	116,939
Consumer	9,290	—	—	—	9,290
Total Loans	$1,043,098	$—	$—	$—	$1,043,098

NOTE 6 – SBA SERVICING RIGHTS

SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in other assets. As of September 30, 2015 and December 31, 2014, the balance of SBA loans sold and serviced by Atlantic Capital totaled $52.9 million and $30.6 million, respectively.

Changes in the balance of servicing assets for the three and nine months ended September 30, 2015 and 2014 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
SBA Loan Servicing Rights
Beginning carrying value, net	$1,055	$375	$782	$36
Additions	243	230	603	579
Amortization	(39)	(15)	(126)	(25)
Impairment	—	—	—	—
Ending carrying value	$1,259	$590	$1,259	$590

At September 30, 2015, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Asset	September 30, 2015
(dollars in thousands)
Fair value of retained servicing assets	$1,285
Weighted average life	7.01 years
Prepayment speed:	7.53%
Decline in fair value due to a 10% adverse change	$(36)
Decline in fair value due to a 20% adverse change	$(70)
Weighted average discount rate	11.59%
Decline in fair value due to a 100 bps adverse change	$(45)
Decline in fair value due to a 200 bps adverse change	$(87)

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on valuation assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

NOTE 7 – OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive income (loss) balances for the applicable periods.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2015
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income beginning of period	$1,064	$(407)	$657	$986	$(377)	$609
Unrealized net gains on investment securities available-for-sale	636	(244)	392	238	(91)	147
Reclassification adjustment for net realized gains on investment securities available-for-sale	(10)	4	(6)	(10)	4	(6)
Unrealized net gains on derivatives	847	(324)	523	1,323	(507)	816
Accumulated other comprehensive income end of period	$2,537	$(971)	$1,566	$2,537	$(971)	$1,566

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2014
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income beginning of period	$465	$(174)	$291	$(2,026)	$760	$(1,266)
Unrealized net gains on investment securities available-for-sale	(620)	232	(388)	1,915	(719)	1,196
Reclassification adjustment for net realized gains on investment securities available-for-sale	—	—	—	(44)	17	(27)
Unrealized net gains on derivatives	(115)	43	(72)	(115)	43	(72)
Accumulated other comprehensive income end of period	$(270)	$101	$(169)	$(270)	$101	$(169)

NOTE 8 – EARNINGS PER COMMON SHARE

Basic earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock outstanding.

Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the stock option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the earnings per share calculations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income available to common shareholders	$2,226	$1,986	$6,842	$5,365
Weighted average shares outstanding
Basic [1]	13,562,125	13,456,246	13,527,195	13,442,191
Effect of diluted securities:
Stock options and warrants	342,270	200,328	339,117	200,328
Diluted	13,904,395	13,656,574	13,866,312	13,642,519
Income per common share:
Basic	$0.16	$0.15	$0.51	$0.40
Diluted	$0.16	$0.15	$0.49	$0.39
1 Unvested restricted shares are participating securities and included in basic share calculations.

The Amended and Restated Articles of Incorporation of Atlantic Capital, which were approved by the Board of Directors on March 24, 2015 and by Atlantic Capital’s shareholders on May 21, 2015, authorized Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Prior periods have been restated to reflect the change in the par value of the common stock from $1 to no par value.

The authorized capital stock of Atlantic Capital consists of 100,000,000 shares of common stock, no par value. At September 30, 2015, 13,661,967 shares of common stock were issued and 13,562,125 shares of common stock were outstanding. At December 31, 2014, 13,497,118 shares of common stock were issued and 13,453,820 shares of common stock were outstanding.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank has not paid any dividends to Atlantic Capital in 2015 or 2014. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Until May 2014, the Bank was prohibited from paying any dividends to Atlantic Capital without prior approval from the Georgia Banking Department, due to the Bank’s de novo status. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

NOTE 9 – DERIVATIVES AND HEDGING
Risk Management
Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.
Cash Flow Hedges
At September 30, 2015, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2015 and December 31, 2014, Atlantic Capital had interest rate swaps designated as cash flow hedges with an aggregate notional amount of $50.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2015 or 2014. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $462,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
Customer Swaps

Atlantic Capital also enters into derivative contracts, which consist of interest rate swaps, to facilitate the needs of clients desiring to manage interest rate risk. These swaps are not designated as accounting hedges under ASC Topic No. 815, Derivatives and Hedging. In order to economically hedge the interest rate risk associated with offering this product, Atlantic Capital simultaneously enters into derivative contracts with third parties to offset the customer contracts, such that Atlantic Capital minimizes its net risk exposure resulting from such transactions. The derivative contracts are structured such that the notional amounts reduce over time to generally match the expected amortization of the underlying loans. These derivatives are not speculative and arise from a service provided to clients.
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. The net change in each of these financial statement line items are recorded in the Consolidated Statements of Cash Flows. At September 30, 2015 and December 31, 2014, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $151.2 million and $179.2 million, respectively.
Counterparty Credit Risk
As a result of its derivative contracts, Atlantic Capital is exposed to credit risk. Specifically approved counterparties and exposure limits are defined. On a quarterly basis, the customer derivative contracts and related counterparties are evaluated for credit risk and an adjustment is made to the contract’s fair value. This adjustment is recognized in the Consolidated Statements of Income.
Derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with third party counterparties, Atlantic Capital may be required to post margin to these counterparties. At September 30, 2015 and December 31, 2014, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $3.1 million and $2.6 million, respectively, against its obligations under these agreements. Collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
Atlantic Capital has master netting agreements with the derivatives dealers with which it does business, but reflects gross assets and liabilities on the Consolidated Balance Sheets.
In conjunction with the FASB’s fair value measurement guidance, management made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a net basis.
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion o the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At September 30, 2015 and December 31, 2014, Atlantic Capital had credit risk participation agreements with a notional amount of $17.3 million and $17.7 million, respectively.
The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of September 30, 2015 and December 31, 2014 (in thousands):

Derivatives designated as hedging instruments under ASC 815

		September 30, 2015		December 31, 2014
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$50,000	$1,089	$50,000	$219

Derivatives not designated as hedging instruments under ASC 815

		September 30, 2015		December 31, 2014
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$75,623	$2,303	$89,606	$1,819

Dealer offsets to customer swap positions	Other liabilities	$75,623	$2,422	$89,606	$1,882
Credit risk participation	Other liabilities	17,317	4	17,703	6
		$92,940	$2,426	$107,309	$1,888

The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Derivatives in Cash Flow Hedging Relationships
	Three months ended September 30,					Nine months ended September 30,
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)			Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2015	2014	Location	2015	2014	2015	2014	Location	2015	2014
Interest rate swaps	$523	$(72)	Interest income	$214	$93	$817	$(72)	Interest income	$435	$93

NOTE 10 – SUBORDINATED DEBT
On September 28, 2015, Atlantic Capital issued subordinated notes (the “Notes”) totaling $50.0 million in aggregate principal amount. The Notes are due September 30, 2025 and bear a fixed rate of interest of 6.25% per year until September 29, 2020. As of September 30, 2020 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 468 basis points. The Notes were priced at 100% of their par value. The Notes qualify as Tier 2 regulatory capital.
Subordinated debt is summarized as follows.

	September 30,	December 31,
	2015	2014
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$—
Principal amount of subordinated debt	$50,000	$—
Less debt issuance costs	774	—
Subordinated debt, net	$49,226	$—

All subordinated debt outstanding at September 30, 2015 matures after more than five years.

NOTE 11 –SHARE-BASED COMPENSATION

Atlantic Capital sponsors a stock incentive plan for the benefit of directors and employees. Under the 2006 Stock Incentive Plan, there were 2,000,000 shares reserved for issuance in order for directors and employees to purchase Atlantic Capital common stock. The Compensation Committee has the authority to grant an incentive or nonqualified option; a restricted stock award (including a restricted stock award or a restricted unit award); a performance award (including a performance share award or a performance unit award); a phantom stock award; a dividend equivalent award; or any other award granted under the plan.

As of September 30, 2015, approximately 525,000 additional awards could be granted under the plan. Through September 30, 2015, incentive stock options, nonqualified stock options, restricted and non-restricted stock awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

As of September 30, 2015 and December 31, 2014, warrants for 588,000 shares were outstanding for the purchase of common stock at a price of $10.00 per warrant. The warrants were issued as of May 14, 2007, the date of issuance of common stock sold in the initial private placement, and are exercisable for a period of ten years following the issuance.

The following table represents stock option and warrant activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,663,500	$10.01
Granted	—	$—
Cancelled	—	$—
Outstanding, September 30, 2015	1,663,500	$10.01	2.41	$4,313
Exercisable, September 30, 2015	1,663,500	$10.01	2.41	$4,313

No stock options were granted during the nine months ended September 30, 2015 or 2014. Atlantic Capital recognized no compensation expense related to stock options in the three and nine months ended September 30, 2015. Compensation expense relating to stock options of $0 and $20,000 was included in earnings for the three and nine months ended September 30, 2014, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. No options were exercised during the first nine months of 2015 or 2014.

The following table represents restricted stock activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2014	132,093	$10.84
Granted	60,716	$12.59
Vested	(51,707)	$10.51
Forfeited	—	$—
Outstanding, September 30, 2015	141,102	$11.71

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended September 30, 2015 and 2014, compensation expense of $189,000 and $104,000, respectively, was recognized related to restricted stock awards. For the nine months ended September 30, 2015 and 2014, compensation expense of $503,000 and $351,000, respectively, was recognized related to restricted stock awards.

As of September 30, 2015, there was $850,000 of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.76 years. The aggregate grant date fair value of options and restricted stock awards that vested during the nine months ended September 30, 2015, was $10.51.

NOTE 12 – FAIR VALUE MEASUREMENTS

Atlantic Capital follows the guidance pursuant to ASC No. 820-10, Fair Value Measurements and Disclosures. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This issuance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Atlantic Capital measures its investment securities and interest rate derivative assets and liabilities at fair value on a recurring basis. Fair value is used on a nonrecurring basis either when assets are evaluated for impairment or for disclosure purposes. Atlantic Capital measures its servicing assets, impaired loans and other real estate owned at fair value on a nonrecurring basis. The basis for accounting for other real estate owned is the lower of cost or fair value, less selling costs.

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement and defines fair value as the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, this guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Atlantic Capital applied the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2 – Assets or liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market, instruments valued based on the best available data, some of which is internally-developed, and risk premiums that a market participant would require.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during 2015 and 2014.

Atlantic Capital records investment securities available-for-sale at fair value on a recurring basis. Investment securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, Atlantic Capital obtains fair value measurements from an independent pricing service. In estimating the fair values for investment securities, Atlantic Capital believes that independent third-party market prices are the best evidence of an exit price. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the Treasury Department yield curve, trade execution data, market consensus prepayment speeds, credit information and the securities’ terms and conditions, among other things.

Derivative instruments are primarily transacted as over-the-counter trades and priced with observable market assumptions. Ongoing measurements include observable market assumptions with appropriate valuation adjustments for liquidity and for credit risk of counterparties and Atlantic Capital's own credit. For these instruments, Atlantic Capital obtains fair value measurements from an independent pricing service. The fair value measurements consider factors such as the likelihood of default by Atlantic Capital and its counterparties, total exposure and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each client counterparty is estimated using Atlantic Capital’s internal risk rating system. For financial institution counterparties that are rated by national rating agencies, those ratings are used in determining the credit risk. This approach used to estimate exposures to counterparties is also used by Atlantic Capital to estimate its own credit risk on derivative liability positions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

	Fair Value Measurements at
	September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
U.S. government agencies	$—	$15,003	$—	$15,003
U.S. states and political subdivisions	—	2,293	—	2,293
Trust preferred securities	—	4,328	—	4,328
Corporate debt securities	—	15,672	—	15,672
Mortgage-backed securities	—	89,872	—	89,872
Total securities available-for-sale	$—	$127,168	$—	$127,168
Derivative financial instruments	$—	$3,393	$—	$3,393
Financial liabilities
Derivative financial instruments	$—	$2,426	$—	$2.426

	Fair Value Measurements at
	December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
U.S. government agencies	$—	$15,220	$—	$15,220
U.S. states and political subdivisions	—	2,346	—	2,346
Trust preferred securities	—	4,200	—	4,200
Corporate debt securities	—	16,328	—	16,328
Mortgage-backed securities	—	95,343	—	95,343
Total securities available-for-sale	$—	$133,437	$—	$38,094
Derivative financial instruments	$—	$2,038	$—	$2,038
Financial liabilities
Derivative financial instruments	$—	$1,888	$—	$1,888

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$4,912	$4,912

	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$4,940	$4,940
SBA Servicing asset	—	—	782	782
Totals	$—	$—	$5,722	$5,722

Level 3 loans consist of impaired loans which have been partially charged-off or have specific valuation allowances. The fair value of Level 3 assets is estimated based on the underlying collateral value. For loans which the cash proceeds from the sale of the underlying collateral is the expected source of repayment, the fair value of these loans was derived from internal estimates of the underlying collateral incorporating market data, including third party appraisals or evaluations, when available. Appraised values may be discounted based on management’s assessment of the level of inactivity in the real estate market and other markets for the underlying collateral, changes in market conditions from the time of the valuation, and other information that in management’s judgment may affect the value. Impaired loans are evaluated on at least a quarterly basis and adjusted accordingly.

The SBA servicing asset is initially recorded at fair value when loans are sold with servicing retained. This asset is then amortized in proportion to and over the period of estimated net servicing income. On at least a quarterly basis, the SBA servicing asset is assessed for impairment based on fair value. Given the nature of the asset, the key valuation inputs are unobservable and management classifies this asset as Level 3. A rollforward of activity for the SBA servicing asset and a summary of key input assumptions can be found in Note 6 – SBA Servicing Rights. At December 31, 2014, Atlantic Capital’s quarterly impairment review indicated impairment of approximately $7,000 and an impairment charge was recorded. No impairment was recognized for the nine months ended September 30, 2015.

Assets and Liabilities Not Measured at Fair Value

For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, are assumed to have a fair value that approximates the reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument. For off-balance sheet derivative instruments, fair value is estimated as the amount that Atlantic Capital would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

The short maturity of Atlantic Capital’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits in other banks, other short-term investments, and FHLB stock. The fair value of securities available-for-sale equals the balance sheet value. Due to the short-term settlement of accrued interest receivable and payable, the carrying amount closely approximates fair value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of Atlantic Capital’s entire holdings. Because no ready market exists for a significant portion of Atlantic Capital's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Off-balance sheet financial instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in Atlantic Capital’s balance sheet at September 30, 2015 and December 31, 2014 are as follows (in thousands).
The following table presents the estimated fair values of Atlantic Capital’s financial instruments at September 30, 2015 and December 31, 2014.

		Fair Value Measurements at
		September 30, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Loans, net	$1,058,299	$—	$—	$1,023,651	$1,023,651
Financial liabilities
Deposits	$1,128,608	$—	$1,116,046	$—	$1,116,046
Subordinated debt	49,226		49,226		49,226
FHLB advances	43,000	—	42,994	—	42,994

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Loans, net	$1,051,134	$—	$—	$1,018,130	$1,018,130
Financial liabilities
Deposits	$1,105,845	$—	$1,092,527	$—	$1,092,527
FHLB advances	56,517	—	56,678	—	56,678

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Atlantic Capital is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, most of which are standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The contract amounts of these instruments reflect the extent of involvement Atlantic Capital has in particular classes of financial instruments.

Standby letters of credit are written conditional commitments issued by Atlantic Capital to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit expire in less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Atlantic Capital’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Atlantic Capital uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit	$444,983	$389,445
Standby letters of credit	9,274	12,316
	$454,257	$401,761

Atlantic Capital, in the normal course of business, is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Although it is not possible to predict the outcome of these lawsuits, or the range of any possible loss, management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising from these lawsuits will have a material adverse effect on Atlantic Capital’s financial position or results of operations.

NOTE 14 – SUBSEQUENT EVENTS - MERGERS AND ACQUISITIONS

On October 31, 2015, Atlantic Capital completed the acquisition of First Security and its wholly-owned bank subsidiary, FSG Bank. First Security operated twenty-five branches in Georgia and Tennessee. In connection with the acquisition, Atlantic Capital acquired approximately $857 million of loans and assumed approximately $968 million of deposits.

The deadline for First Security shareholders to elect the form of merger consideration they wished to receive in the Merger was October 26, 2015. First Security received 56,146,402 elections for shares to be exchanged for stock consideration, 6,737,774 elections for cash consideration, and no election was made with respect to 3,913,748 shares.
Pursuant to the terms of and subject to the conditions set forth in the Merger Agreement, at least 20,041,578 (the “Cash Election Minimum Threshold “) shares of First Security common stock were to be exchanged for cash, with the remaining shares to be exchanged for Atlantic Capital common stock. Because the stock election was oversubscribed, and the number of shares not making a stock election was not sufficient to meet the Cash Election Minimum Threshold, shares for which a stock election was made were subject to re-allocation. Accordingly, in aggregate, the merger consideration to be received by First Security shareholders consisted of approximately $47,097,708 in cash and approximately 8,790,193 shares of Atlantic Capital common stock. These numbers are subject to adjustment because First Security shareholders received cash in lieu of each fractional share of Atlantic Capital common stock to which they would otherwise be entitled.
First Security shares for which a cash election was made, as well as those for which no election was made, received $2.35 in cash per share. First Security shares for which a stock election was made received approximately $0.39 in cash and approximately 0.157 shares of Atlantic Capital common stock for each share of First Security common stock exchanged in the Merger (and cash in lieu of each fractional share).

Acquisition-related costs totaled $718,000 and $1.98 million for the three and nine months ending September 30, 2015, respectively, and were included in operating expenses in the consolidated income statement.

On October 29, 2015, Atlantic Capital completed the sale of 1,984,127 shares of its common stock, at a purchase price of $12.60 per share, or an aggregate of $25 million, to Trident IV, L.P. and Trident IV Professionals Fund, L.P. (collectively “Stone Point”). Stephen Levey serves on Atlantic Capital’s Board of Directors as a designee of Stone Point pursuant to a corporate governance agreement between Atlantic Capital, the Bank and Stone Point.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the businesses of Atlantic Capital and First Security may not integrate successfully or the integration may be more difficult, time-consuming or costly than expected;

•	the expected growth opportunities and cost savings from the transaction may not be fully realized or may take longer to realize than expected;

•	revenues following the transaction may be lower than expected as a result of losses of customers or other reasons, including issues arising in connection with integration of the two banks;

•	deposit attrition, operating costs, customer loss and business disruption following the transaction, including difficulties in maintaining relationships with employees, may be greater than expected;

•	reputational risks and the reaction of the companies’ customers to the acquisition of First Security;

•	diversion of management time on merger related issues;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of the combined company’s products and services;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which the combined company will conduct operations may adversely affect its operating results;

•
the U.S. legal and regulatory framework, including those associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could adversely affect the operating results of the combined company;

•	the interest rate environment may compress margins and adversely affect net interest income;

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse behaviors in securities, public debt, and capital markets, including changes in market liquidity and volatility;

•
our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	increased costs associated with operating as a public company;

•	competition from other financial services companies in the companies’ markets could adversely affect operations;

•	other risks and factors identified in this Form 10-Q under the heading “Risk Factors.”

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of Atlantic Capital are in accordance with GAAP and conform to general practices within the banking industry. Atlantic Capital’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Atlantic Capital’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Atlantic Capital’s accounting for the allowance for loan losses, fair value measurements, and income tax related items. Significant accounting policies are discussed in Note 1 of the consolidated financial statements.
The following is a summary of Atlantic Capital’s critical accounting policies that are material to the consolidated financial statements and are highly dependent on estimates and assumptions.
Allowance for loan losses.
The allowance for loan losses (ALL) is management’s estimate of probable credit losses inherent in Atlantic Capital’s loan portfolio at the balance sheet date. Atlantic Capital determines the allowance for loan losses based on an ongoing estimation process. This estimation process is inherently subjective, as it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans and losses incurred as of the balance sheet date in Atlantic Capital’s loan portfolio. Those estimates may be susceptible to significant change. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.
The allowance is the accumulation of various components that are calculated based on an independent estimation process. All components of the allowance for loan losses represent estimates based on data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends, peer analysis, recent loan loss experience, collateral type, loan volumes, seasoning of the loan portfolio, economic conditions, and the findings of internal credit quality assessments and results from external bank regulatory examinations.
While management uses the best information available to establish the allowance for loan losses, future adjustments may become necessary if conditions differ substantially from the assumptions used in making the estimates. In addition, regulatory examiners may require adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Such adjustments to original estimates, as necessary, are made and reflected in the financial results in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.
Management continuously monitors and actively manages the credit quality of the entire loan portfolio and recognizes provision expense to maintain the allowance at an appropriate level. Specific allowances for impaired loans are determined by analyzing estimated cash flows discounted at a loan’s original rate or collateral values in situations where Atlantic Capital believes repayment is dependent on collateral liquidation.
Management considers the established ALL adequate to absorb losses that relate to loans outstanding at September 30, 2015, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower’s access to liquidity and other factors. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Atlantic Capital’s estimates would be updated and additions to the ALL may be required.

Fair value measurements.
Atlantic Capital’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. At September 30, 2015, the percentage of total assets measured at fair value was 9%, which is primarily securities available-for-sale. See Note 12 “Fair Value Measurements” in the consolidated financial statements for additional disclosures regarding the fair value of our assets and liabilities.
When a loan is considered individually impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost, fair value, less cost to sell, or listed selling price less cost to sell, following foreclosure. Fair value is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets. It is not a forced transaction (for example, a forced liquidation or distress sale).” Although management believes its processes for determining the value of impaired loans and foreclosed properties are appropriate and allow Atlantic Capital to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value. In addition, because of subjectivity in fair value determinations, there may be grounds for differences in opinions, which may result in disagreements between management and Atlantic Capital Bank’s regulators, disagreements which could cause Atlantic Capital Bank to change its judgments about fair value.
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. Atlantic Capital utilizes a third-party pricing service to assist with determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of September 30, 2015, Atlantic Capital had no available-for-sale securities valued using unobservable inputs. Atlantic Capital periodically reviews available-for-sale securities that are in an unrealized loss position to determine whether other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost-basis. The primary factors Atlantic Capital considers in determining whether impairment is other-than-temporary are long term expectations and recent experience regarding principal and interest payments, and Atlantic Capital’s ability and intent to hold the security until the amortized cost basis is recovered.

Atlantic Capital uses derivatives primarily to manage interest rate risk. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and pricing models that are primarily sensitive to market observable data.
Income taxes.
Atlantic Capital recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment.

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, the following: tangible book value per share and efficiency ratio excluding merger expenses. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
Atlantic Capital reported net income of $2.2 million for the third quarter of 2015. This compared to net income of $2.0 million for the third quarter of 2014. Diluted income per common share was $.16 for the third quarter of 2015, compared to diluted income per common share of $.15 for the third quarter of 2014.

For the nine months ended September 30, 2015, Atlantic Capital reported net income of $6.8 million compared to $5.4 million for the nine months ended September 30, 2014. Diluted income per common share was $.49 for the nine months ended September 30, 2015, compared to diluted income per common share of $.39 for the same period in 2014.
The increase in net income for the three months ended September 30, 2015, compared to the same period in 2014, is primarily the result of a $775,000 decrease in the provision for loan losses offset by a $718,000 increase in expenses related to the merger with First Security. Total noninterest income increased $408,000 compared to the third quarter of 2014 due to a $204,000 increase in service charges and foreign exchange fees and a $148,000 increase in SBA lending activities. These increases in income were offset partially by an increase in noninterest expense of $1.0 million, or 15%, for the third quarter of 2015 compared to the same period in 2014.
For the nine months ended September 30, 2015 compared to the first nine months of 2014, the increase in net income was primarily attributable to a $4.0 million, or 17%, increase in net interest income. Noninterest income increased $2.1 million, or 55%, due to a non-recurring BOLI gain, and was offset by a $3.3 million, or 17%, increase in noninterest expense, resulting from a $2.0 million increase in expenses related to the merger with First Security.
Net interest income was $9.5 million for the third quarter of 2015, compared to $9.0 million for the third quarter of 2014. Net interest margin decreased from 3.00% for the three months ended September 30, 2014 to 2.93% for the same period in 2015. For the nine months ended September 30, 2015, net interest income was $28.1 million compared to $24.1 million for the same period of 2014. Net interest margin increased from 2.85% for the nine months ended September 30, 2014 to 2.90% for the same period in 2015. The margin decreases for the third quarter of 2015 compared to the prior year were primarily due to lower yields on loans, including the mortgage warehouse. The five basis point margin increase for the year-to-date period comparison reflected growth in the loan portfolio, especially the mortgage warehouse.
Provision for loan losses for the quarter ended September 30, 2015 totaled $(137,000), a decrease of $775,000 from the quarter ended September 30, 2014. A $564,000 increase in impairment on a specific credit during the third quarter of 2014 resulted in a higher provision for loan losses for the three months ended September 30, 2014 compared to 2015. This same credit had a decrease in impairment during the third quarter of 2015. For the nine months ended September 30, 2015, Atlantic Capital’s provision for loan losses was $412,000 compared to a provision of $469,000 for the first nine months of 2014. The decrease for the nine months ended September 30, 2015 was due to the aforementioned decreases in the impairment of a specific credit.
Noninterest income increased $408,000, or 31%, to $1.7 million from the third quarter of 2014. The increase was primarily due to a $204,000 increase in service charges as well as a $148,000 increase in SBA lending activities. For the first nine months of 2015, noninterest income increased $2.1 million, or 55%, to $5.9 million. The increase was primarily due the same factors resulting in the quarterly increase as well as a $1.1 million non-recurring BOLI gain.
For the third quarter of 2015, noninterest expense increased $1.0 million, or 15%, compared to the third quarter of 2014. Noninterest expense totaled $22.7 million for the nine months ended September 30, 2015, compared to $19.4 million for the nine months ended September 30, 2014. The most significant components of the increase for the quarterly and year-to-date periods were higher expenses related to the merger with First Security.

Table 1 - Quarterly Selected Financial Data
(in thousands, except share and per share data)

	2015			2014		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2015	2014
INCOME SUMMARY
Interest income	$10,334	$10,481	$9,912	$9,878	$9,853	$30,727	$26,664
Interest expense	840	911	880	891	875	2,631	2,558
Net interest income	9,494	9,570	9,032	8,987	8,978	28,096	24,106
Provision (credit) for loan losses	(137)	185	364	19	638	412	469
Net interest income after provision for loan losses	9,631	9,385	8,668	8,968	8,340	27,684	23,637
Noninterest income	1,729	3,028	1,182	1,502	1,321	5,939	3,840
Noninterest expense	7,671	7,821	7,202	7,175	6,653	22,694	19,399
Income before income taxes	3,689	4,592	2,648	3,295	3,008	10,929	8,078
Income tax expense	1,463	1,690	934	1,144	1,022	4,087	2,713
Net income	$2,226	$2,902	$1,714	$2,151	$1,986	$6,842	$5,365

PER SHARE DATA
Basic earnings per share	$0.16	$0.21	$0.13	$0.16	$0.15	$0.51	$0.40
Diluted earnings per share	0.16	0.21	0.12	0.16	0.15	0.49	0.39
Book value	11.05	10.80	10.67	10.48	10.24	11.05	10.24
Tangible book value (1)	10.95	10.72	10.61	10.41	10.20	10.95	10.20

PERFORMANCE MEASURES
Return on average equity	6.08%	7.99%	4.83%	6.18%	5.81%	6.30%	5.32%
Return on average assets	0.66	0.84	0.51	0.66	0.63	0.67	0.60
Net interest margin	2.93	2.92	2.86	2.86	3.00	2.90	2.85
Efficiency ratio	68.35	61.95	69.66	68.89	65.06	66.68	69.25
Efficiency ratio excluding merger related expenses	61.95	56.08	65.54	68.89	65.06	60.86	69.25

ASSET QUALITY
Allowance for loan losses to loans	1.13%	1.13%	1.09%	1.10%	1.12%	1.13%	1.12%
Net charge-offs	(14)	—	(15)	(101)	—	(29)	(17)
Net charge-offs to average loans(2)	(0.01)	—	(0.01)	(0.04)	—	—	—
NPAs to total assets	—	—	0.11	0.12	0.12	—	0.12

AVERAGE BALANCES
Total loans	$1,052,785	$1,062,760	$1,040,657	$1,012,367	$968,023	$1,051,878	$887,481
Investment securities	134,016	139,707	134,638	131,769	146,575	135,961	147,756
Earning assets	1,286,247	1,314,921	1,280,916	1,244,816	1,188,207	1,293,657	1,131,095
Total assets	1,349,997	1,379,150	1,346,437	1,311,506	1,256,830	1,359,059	1,198,785
Deposits	1,101,434	1,113,333	1,085,749	1,067,831	968,944	1,100,402	955,446
Shareholders’ equity	146,430	145,210	141,930	139,220	136,736	144,816	134,496
Number of common shares - basic	13,562,125	13,552,820	13,465,579	13,453,820	13,456,246	13,527,195	13,442,191
Number of common shares - diluted	13,904,395	13,895,090	13,798,344	13,650,580	13,656,574	13,866,312	13,642,519

(1) Excludes effect of servicing asset intangibles. (2) Annualized.

Table 1 - Quarterly Selected Financial Data (continued)
(in thousands, except share and per share data)

	2015			2014		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2015	2014
AT PERIOD END
Total loans	$1,046,437	$1,058,456	$1,085,250	$1,039,713	$1,006,320	$1,046,437	$1,006,320
Investment securities	127,168	140,716	136,783	133,437	143,368	127,168	143,368
Total assets	1,381,698	1,373,267	1,380,768	1,314,859	1,298,748	1,381,698	1,298,748
Deposits	1,128,608	1,103,061	1,148,611	1,105,845	1,038,720	1,128,608	1,038,720
Shareholders’ equity	149,809	146,485	144,159	140,929	137,797	149,809	137,797
Number of common shares outstanding	13,562,125	13,562,125	13,508,480	13,453,820	13,453,820	13,562,125	13,453,820

Table 1 - Non-GAAP Performance Measures Reconciliation
(in thousands, except per share data)
	2015			2014		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2015	2014
Book value per common share
Total shareholders’ equity	$149,809	$146,485	$144,159	$140,929	$137,797	$149,809	$137,797
Less: Intangible assets	(1,259)	(1,055)	(848)	(782)	(590)	(1,259)	(590)
Total tangible common equity	$148,550	$145,430	$143,311	$140,147	$137,207	$148,550	$137,207
Common shares outstanding	13,562,125	13,562,125	13,508,480	13,453,820	13,453,820	13,562,125	13,453,820
Book value per common share	11.05	10.80	10.67	10.48	10.24	11.05	10.24
Tangible book value	10.95	10.72	10.61	10.41	10.20	10.95	10.20

Efficiency ratio
Noninterest expense (GAAP)	$7,671	$7,821	$7,202	$7,175	$6,653	$22,694	$19,399
Less: merger related expenses	(718)	(756)	(508)	—	—	(1,982)	—
Adjusted noninterest expense	$6,953	$7,065	$6,694	$7,175	$6,653	$20,712	$19,399
Net interest income	9.494	9,570	9,032	8.987	8.978	28,096	24,106
Noninterest income	1.729	3.028	1.182	1.502	1.321	5,939	3,840
Efficiency ratio	68.35%	61.95%	69.66%	68.89%	65.06%	66.68%	69.25%
Efficiency ratio excluding merger related expenses	61.95%	56.08%	65.54%	68.89%	65.06%	60.86%	69.25%

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Net interest income for the third quarter of 2015 totaled $9.5 million, a $516,000, or 6%, increase from the third quarter of 2014. This increase was primarily driven by a $481,000, or 5%, increase in interest income. The interest income increase primarily resulted from the following:

•
a $233,000, or 3%, increase to $8.7 million in interest income on loans, resulting from a $46.4 million, or 5% higher average balance, partially offset by a 9 basis point decline in the yield earned. The 9 basis point decline in the yield earned resulted from increased competitive pressure in the current low rate environment; and

•
a $260,000, or 54%, increase to $744,000 in interest income on mortgage warehouse loans, resulting from a $38.3 million, or 58% higher average balance, partially offset by a 7 basis point decline in the yield earned. The 7 basis point decline in the yield earned was a result of the continued low rate environment.

Offsetting the increase in interest income on loans was a $119,000 decrease in interest income on investment securities. The decrease resulted from a $12.6 million decrease in the average balance of securities and a 16 basis point decline in the yield.

Interest expense for the three months ended September 30, 2015 totaled $840,000, a $35,000, or 4% decrease from the same period of 2014. The rate paid on interest bearing liabilities decreased 3 basis points from the third quarter of 2014 to the third quarter of 2015, driven by a decline in the rate paid on borrowed funds.
For the nine months ended September 30, 2015, net interest income was $28.1 million, an increase of $4.0 million, or 17% from the same period in 2014. This increase was primarily due to a $4.1 million increase in interest income which resulted from the following:

•	a $2.5 million, or 11% increase in interest income on loans, resulting from a $90.4 million, or 11% higher average balance and a one basis point increase in the yield earned; and

•
a $1.6 million, or 193% increase in interest income on mortgage warehouse loans, resulting from a $74.0 million, or 206% higher average balance partially offset by a 13 basis point decrease in the yield earned, due to the continued low rate environment.

Offsetting the increase in interest income on loans for the nine months ended September 30, 2015 compared to the prior year, was a $317,000 decrease in interest income on investment securities. The decrease resulted from a $11.8 million decrease in the average securities balance and a 13 basis point decline in the yield earned.
Interest expense for the nine months ended September 30, 2015 totaled $2.6 million, a $73,000, or 3% decrease from the same period in 2014. The rate paid on interest bearing liabilities decreased 3 basis points from the first nine months of 2014 to the first nine months of 2014.
Net interest margin decreased to 2.93% from 3.00% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net interest margin increased to 2.90% compared to 2.85% for the nine months ended September 30, 2015 compared to the same period in 2014.
The primary reason for the decrease in net interest margin quarter-over-quarter was lower loan interest yields in the current low rate environment. For the first nine months of 2015 compared to 2014, net interest margin increased primarily due to the slightly higher yield earned on the loan portfolio for the year-to-date period.
Overall funding costs remained relatively stable from 2014 to 2015.
The following table presents information regarding average balances for assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans.

Table 2 - Average Balance Sheets and Net Interest Analysis
(Dollars in thousands)
	Three months ended September 30,
	2015			2014
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Total loans	$948,286	$8,679	3.63%	$901,842	$8,446	3.72%
Mortgage warehouse loans	104,499	744	2.83%	66,180	484	2.90%
Investment securities:
Taxable investment securities	131,732	644	1.94%	144,193	761	2.09%
Non-taxable investment securities	2,284	20	3.52%	2,382	21	3.56%
Total investment securities	134,016	664	1.96%	146,575	782	2.12%
Commercial Paper	12,427	30	0.95%	11,485	23	0.79%
Federal funds sold	984	1	0.25%	779	—	0.25%
Reverse repurchase agreements	30,375	135	1.77%	25,000	53	0.84%
Time deposits with other banks	743	—	0.23%	—	—	—%
Total short-term investments	44,529	166	1.48%	37,264	76	0.81%
Other investments	50,333	29	0.23%	31,679	26	0.32%
FHLB stock	4,584	52	4.48%	4,667	39	3.36%
Total interest-earning assets	1,286,247	10,334	3.19%	1,188,207	9,853	3.29%
Non-earning assets	63,750			68,623
Total assets	$1,349,997			$1,256,830
Liabilities
Interest bearing deposits:
NOW, money market, and savings	661,265	646	0.39%	589,543	589	0.40%
Time deposits	15,756	15	0.37%	16,531	17	0.41%
Internet and brokered deposits	98,939	90	0.36%	91,955	99	0.43%
Total interest-bearing deposits	775,960	751	0.38%	698,029	705	0.40%
Total borrowed funds	94,031	89	0.38%	143,062	170	0.47%
Total interest-bearing liabilities	869,991	840	0.38%	841,091	875	0.41%
Demand deposits	325,474			270,915
Other liabilities	8,102			8,088
Stockholders' equity	146,430			136,736
Total liabilities and stockholders' equity	$1,349,997			$1,256,830
Net interest spread			2.81%			2.88%
Net interest income and net interest margin(1)		$9,494	2.93%		$8,978	3.00%

(1) Net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis
(Dollars in thousands)
	Nine months ended September 30,
	2015			2014
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Total loans	$941,933	$25,521	3.62%	$851,534	$22,981	3.61%
Mortgage warehouse loans	109,945	2,353	2.86%	35,947	803	2.99%
Investment securities:
Taxable investment securities	133,641	2,016	2.02%	145,743	2,340	2.15%
Non-taxable investment securities	2,320	61	3.53%	2,013	54	3.59%
Total investment securities	135,961	2,077	2.04%	147,756	2,394	2.17%
Commercial Paper	12,421	86	0.93%	9,035	58	0.85%
Federal funds sold	332	1	0.25%	2,655	7	0.33%
Reverse repurchase agreements	42,090	460	1.46%	25,000	163	0.88%
Time deposits with other banks	743	2	0.31%	—	—	—%
Total short-term investments	55,586	549	1.32%	36,690	228	0.83%
Other investments	45,633	85	0.25%	55,246	161	0.39%
FHLB stock	4,599	142	4.13%	3,921	97	3.29%
Total interest-earning assets	1,293,657	30,727	3.18%	1,131,094	26,664	3.15%
Non-earning assets	65,402			67,691
Total assets	$1,359,059			$1,198,785
Liabilities
Interest bearing deposits:
NOW, money market, and savings	655,641	1,890	0.39%	606,297	1,797	0.40%
Time deposits	16,094	46	0.38%	16,343	52	0.42%
Internet and brokered deposits	120,676	326	0.36%	89,481	284	0.42%
Total interest-bearing deposits	792,411	2,262	0.38%	712,121	2,133	0.40%
Total borrowed funds	104,861	369	0.47%	101,895	425	0.56%
Total interest-bearing liabilities	897,272	2,631	0.39%	814,016	2,558	0.42%
Demand deposits	307,991			243,325
Other liabilities	8,980			6,948
Stockholders' equity	144,816			134,496
Total liabilities and stockholders' equity	$1,359,059			$1,198,785
Net interest spread			2.79%			2.73%
Net interest income and net interest margin(1)		$28,096	2.90%		$24,106	2.85%

(1) Net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

The following table shows the relative effect on net interest income for changes in the average outstanding amounts (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities (rate). Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 3 - Changes in Net Interest Income

	Three Months Ended September 30, 2015 Compared to 2014 Increase (decrease) Due to Changes in:			Nine Months Ended September 30, 2015 Compared to 2014 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
	(dollars in thousands)
Interest earning assets
Total loans	$450	$(217)	$233	$2,372	$168	$2,540
Mortgage warehouse loans	273	(13)	260	1,584	(34)	1,550
Investment securities:
Taxable investment securities	(61)	(56)	(117)	(167)	(157)	(324)
Non-taxable investment securities	(1)	—	(1)	8	(1)	7
Total investment securities	(62)	(56)	(118)	(159)	(158)	(317)
Commercial Paper	2	5	7	23	5	28
Federal funds sold	1	—	1	(4)	(2)	(6)
Reverse repurchase agreements	23	59	82	187	110	297
Time deposits w/other banks	—	—	—	2	—	2
Total short-term investments	26	64	90	208	113	321
Other investments	11	(8)	3	(18)	(58)	(76)
FHLB stock	—	13	13	21	24	45
Total interest-earning assets	698	(217)	481	4,008	55	4,063
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	36	21	57	64	29	93
Time deposits	(1)	(1)	(2)	(1)	(5)	(6)
Internet and brokered deposits	6	(15)	(9)	86	(44)	42
Total interest-bearing deposits	41	5	46	149	(20)	129
Total borrowed funds	(23)	(58)	(81)	44	(100)	(56)
Total interest-bearing liabilities	18	(53)	(35)	193	(120)	73
Change in net interest income	$680	$(164)	$516	$3,815	$175	$3,990

Provision for Loan Losses

Management considers a number of factors in determining the required level of the allowance for loan losses and the provision required to achieve what is believed to be appropriate reserve level, including historical loss experience, loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations and economic and market trends. The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that it considered adequate in relation to the estimated losses inherent in the loan portfolio.

For the three months ended September 30, 2015, the provision for loan losses was ($137,000), a decrease of $775,000 compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, the provision for loan losses was $412,000, a decrease of $57,000, or 12%, compared to the nine months ended September 30, 2014.

The lower provision for the three and nine months ended September 30, 2015 reflected lower impairment on a specific credit. Specific loan loss allowances relating to impaired loans decreased to $693,000, compared to $885,000 at December 31, 2014 and $920,000 at September 30, 2014. At September 30, 2015, December 31, 2014 and September 30, 2014, there were no nonperforming loans. Net loan charge-offs were (0.01)% and 0.0%, respectively, of average loans (annualized) for the three and nine months ended September 30, 2015 compared to 0.0% and 0.0%, respectively, for the three and nine months ended September 30, 2014. The allowance for loan losses to total loans at September 30, 2015 was 1.13%, compared to 1.10% at December 31, 2014 and 1.12% at September 30, 2014.
Noninterest Income
The primary sources of noninterest income have primarily consisted of service charges on deposit accounts, bank owned life insurance, and SBA lending activities.

Table 4 - Noninterest Income
(Dollars in thousands)
	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Service charges on deposit accounts	$378	$293	$85	29%	$1,033	$764	$269	35%
Foreign exchange fees	143	24	119	496	315	70	245	350
Securities gains, net	10	—	10	—	10	44	(34)	(77)
Gain on sale of other assets	86	—	86	—	86	—	86	—
Derivatives income	67	18	49	272	215	62	153	247
Bank owned life insurance	227	240	(13)	(5)	1,794	691	1,103	160
SBA lending activities	745	597	148	25	2,006	1,692	314	19
Other noninterest income	73	149	(76)	(51)	480	517	(37)	(7)
Total noninterest income	$1,729	$1,321	$408	31%	$5,939	$3,840	$2,099	55%

During the third quarter of 2015, noninterest income amounted to $1.7 million compared to $1.3 million during the third quarter of 2014. The increase of $408,000 was primarily due to a $119,000 increase in foreign exchange income. In addition, SBA lending activities increased $148,000, or 25%, compared to the third quarter of 2014, due to a higher level of loan sales. During the third quarters of 2015 and 2014, guaranteed portions of 11 and 5 SBA loans with principal balances of $13.2 million and $11.3 million, respectively, were sold in the secondary market.
For the nine months ended September 30, 2015, noninterest income totaled $5.9 million compared to $3.8 million for the first nine months of 2014, an increase of 55%. The most significant component of the increase in noninterest income was a $1.1 million non-recurring gain on bank-owned life insurance. Service charges on deposit accounts also increased $269,000, or 35%, for the nine months ended September 30, 2015 compared to the same period of the prior year. SBA lending activities increased $314,000, or 19%, and foreign exchange fees increased $245,000, or 350%, due to a higher volume of customer transactions.
Noninterest Expense
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs, third-party costs related to data processing and professional fees. During 2015, Atlantic Capital also incurred merger and conversion expenses associated with the acquisition of First Security.

Table 5 - Noninterest Expense
(Dollars in thousands)
	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Salaries and employee benefits	$4,859	$4,555	$304	7%	$14,437	$13,666	$771	6%
Occupancy	419	417	2	—	1,263	1,301	(38)	(3)
Equipment and software	243	231	12	5	687	686	1	—
Professional services	208	250	(42)	(17)	613	756	(143)	(19)
Postage, printing and supplies	21	26	(5)	(19)	63	66	(3)	(5)
Communications and data processing	313	310	3	1	986	917	69	8
Marketing and business development	90	120	(30)	(25)	213	246	(33)	(13)
FDIC premiums	161	158	3	2	516	446	70	16
Merger and conversion costs	718	—	718	100	1,982	—	1,982	100
Other noninterest expense	639	586	53	9	1,934	1,315	619	47
Total noninterest expense	$7,671	$6,653	$1,018	15%	$22,694	$19,399	$3,295	17%

During the third quarter of 2015, noninterest expense amounted to $7.7 million compared to $6.7 million during the third quarter of 2014. The increase of $1.0 million, or 15%, was driven primarily by an increase in merger expenses such as legal, accounting and consulting fees. Salaries and employee benefits increased $304,000, or 7%, primarily due to increases in regular salaries and costs associated with a long-term incentive plan.

For the nine months ended September 30, 2015, noninterest expense was $22.7 million compared to $19.4 million for the first nine months of 2014, an increase of $3.3 million, or 17%. The increase was due to higher merger expense as well as salaries and employee benefits expense. Other noninterest expense increased $619,000, or 47%, compared to the first nine months of 2014, primarily due to a $256,000 increase in mortgage warehouse servicing fees resulting from the growth in mortgage warehouse volume. In addition, Atlantic Capital recognized $187,000 in reimbursements and settlements related to recovered loan collection costs in the first nine months of 2014, which reduced other noninterest expense in the prior year.
Income Taxes
Atlantic Capital monitors and evaluates the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. On a periodic basis, Atlantic Capital evaluates its income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where Atlantic Capital is required to file income tax returns.
Income tax expense for the third quarter and first nine months of 2015 was $1.5 million and $4.1 million, respectively, compared to income tax expense of $1.0 million and $2.7 million, respectively, for the same periods of 2014. The effective tax rate (as a percentage of pre-tax earnings) for the three and nine months ended September 30, 2015 was 39.7% and 37.4%, respectively. The effective tax rate for the second quarter and first nine months of 2014 was 34.0% and 33.6% during the respective periods. The increase in the effective tax rate for the third quarter and nine months ended 2015 resulted from the impact of a higher federal statutory rate as well as an increase in nondeductible merger expenses.

FINANCIAL CONDITION

Total assets at September 30, 2015 and December 31, 2014 were $1.4 billion and $1.3 billion, respectively. Average total assets for the third quarter of 2015 were $1.3 billion, compared to $1.3 billion in the third quarter of 2014. Average total assets for the nine months ended September 30, 2015 were $1.4 billion, compared to $1.2 billion for the first nine months of 2014.
Loans
At September 30, 2015, total loans increased $6.7 million, or 1%, compared to December 31, 2014, primarily due to increases in construction and land loans as well as consumer loans, offset by decreases in mortgage warehouse loans and residential mortgages. Details of loans at September 30, 2015, and December 31, 2014 are provided in Table 6.

Table 6 - Loans
(in thousands)
	September 30, 2015	% of Total Loans	December 31, 2014	% of Total Loans

Commercial loans:
Commercial and industrial	$366,830	35%	$365,447	35%
Commercial real estate:
Owner occupied	165,210	16	193,892	19
Non-owner occupied	275,016	26	245,179	24
Construction and land	106,934	10	82,567	8
Mortgage warehouse loans	89,816	9	116,939	11
Total commercial loans	1,003,806	96	1,004,024	96

Residential:
Residential mortgages	726	—	1,320	—
Home equity	27,186	3	28,464	3
Total residential loans	27,912	3	29,784	3

Consumer	18,741	1	9,290	1
	1,050,459		1,043,098
Less net deferred fees and other unearned income	(4,022)		(3,385)
Less allowance for loan losses	(11,862)		(11,421)
Loans held for investment, net	$1,034,575		$1,028,292

Nonperforming Assets
Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. Loans are considered to be past due when payment is not received from the borrower by the contractually specified due date. Interest accruals on loans are discontinued when interest or principal has been in default 90 days or more, unless the loan is secured by collateral that is sufficient to repay the debt in full and the loan is in the process of collection. When a loan is placed on nonaccrual status, interest accrued and not paid in the current accounting period is reversed against current period income. Interest accrued and not paid in prior periods, if significant, is reversed against the allowance for loan losses.
Income on such loans is subsequently recognized on a cash basis as long as the future collection of principal is deemed probable or after all principal payments are received. Commercial loans are placed back on accrual status after sustained performance of timely and current principal and interest payments and it is probable that all remaining amounts due, both principal and interest, are fully collectible according to the terms of the loan agreement. Residential loans and consumer loans are generally placed back on accrual status when they are no longer past due.

At September 30, 2015, Atlantic Capital’s nonperforming assets amounted to $27,000, or less than 0.01% of assets, compared to $1.5 million, or 0.12% of assets, at December 31, 2014. The decrease was due to the sale of one property that resulted in a gain of $86,000.
There were no loans classified as nonaccrual at September 30, 2015 and December 31, 2014. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(Dollars in thousands)
	2015			2014
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonaccrual loans	$—	$—	$—	$—	$—
Loans past due 90 days and still accruing	—	—	—	—	—
Total nonperforming loans (NPLs)	—	—	—	—	—
Other real estate owned	27	27	1,531	1,531	1,531
Total nonperforming assets (NPAs)	$27	$27	$1,531	$1,531	$1,531
NPLs as a percentage of total loans	—%	—%	—%	—%	—%
NPAs as a percentage of total assets	—	—	0.11	0.12	0.12

Troubled Debt Restructurings

TDRs are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans. TDRs, which are accruing interest based on the restructured terms, are considered performing. No TDRs were made for the nine months ended September 30, 2015.

Table 8 - Troubled Debt Restructurings
(Dollars in thousands)
	September 30, 2015	December 31, 2014
Accruing TDRs	$6,571	$6,601
Nonaccruing TDRs	—	—
Total TDRs	$6,571	$6,601

Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $17.6 million and $16.3 million, respectively, as of September 30, 2015 and December 31, 2014. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.
Allowance for Loan Losses
At September 30, 2015, the allowance for loan losses totaled $11.9 million, or 1.13% of loans, compared to $11.4 million, or 1.10% of loans, at December 31, 2014.

Net charge-offs during the third quarter of 2015 and the third quarter of 2014 were $(14,000) and zero, respectively. For the nine months ended September 30, 2015, net charge-offs totaled $(29,000) compared to $(17,000) for the nine months ended September 30, 2014. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(Dollars in thousands)
	2015			2014
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan losses at beginning of period	$11,985	$11,800	$11,421	$11,301	$10,663
Provision for loan losses	(137)	185	364	19	638
Charge-offs:	—	—	—	—	—
Total charge-offs	—	—	—	—	—
Recoveries:
Commercial real estate	—	—	—	64	—
Commercial construction	14	—	15	37	—
Total recoveries	14	—	15	101	—
Net charge-offs	(14)	—	(15)	(101)	—
Allowance for loan losses at end of period	$11,862	$11,985	$11,800	$11,421	$11,301
Average loans	$1,052,785	$1,062,760	$1,040,657	$1,012,367	$968,023
Loans at end of period	1,046,437	1,056,688	1,084,669	1,039,713	1,006,320
Ratios
Net charge-offs (annualized) to average loans	(0.01)%	—%	(0.01)%	(0.04)%	—%
Allowance for loan losses to total loans	1.13	1.13	1.09	1.10	1.12

Investment Securities
Investment securities available-for-sale totaled $127.2 million at September 30, 2015, compared to $133.4 million at December 31, 2014. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2015, investment securities available-for-sale had a net unrealized gain of $995,000, compared to a net unrealized gain of $767,000 as of December 31, 2014. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of September 30, 2015.
Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. Details of investment securities at September 30, 2015 and December 31, 2014 are provided in Table 10.

Table 10 - Investment Securities
(Dollars in thousands)
	September 30, 2015		December 31, 2014
Available for Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agencies	$14,917	$15,003	$15,265	$15,220
U.S. states and political subdivisions	2,123	2,293	2,158	2,346
Trust preferred securities	4,694	4,328	4,675	4,200
Corporate debt securities	15,550	15,672	16,150	16,328
Residential mortgage-backed securities	88,889	89,872	94,422	95,343
Total Available for Sale	$126,173	$127,168	$132,670	$133,437

The effective duration of Atlantic Capital's investment securities at September 30, 2015 was 2.47.
LIQUIDITY AND CAPITAL RESOURCES
Deposits
At September 30, 2015, total deposits were $1.1 billion, an increase of $22.8 million, or 2%, since December 31, 2014. Non interest-bearing demand and interest checking increased $7.7 million and $43.6 million, respectively, from December 31, 2014 to September 30, 2015. These increases were offset by decreases in money market and brokered deposits of $21.8 million and $6.1 million, respectively.
Due to Atlantic Capital’s focus on maintaining a strong liquidity position, core deposit retention remains a key business objective. Atlantic Capital believes that bank deposit products remain an attractive option for many customers, but as economic conditions improve, Atlantic Capital recognizes that its liquidity position could be adversely affected as bank deposits are withdrawn and invested elsewhere. Atlantic Capital’s ability to fund future loan growth is dependent on its success at retaining existing deposits and generating new deposits at a reasonable cost.
Short-Term Borrowings
At September 30, 2015, short-term borrowings from FHLB advances totaled $43.0 million compared to $56.5 million at December 31, 2014.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at September 30, 2015.

Shareholders’ Equity and Capital Adequacy
Atlantic Capital and Atlantic Capital Bank are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.
Shareholders’ equity at September 30, 2015 was $149.8 million, an increase of $8.9 million from December 31, 2014. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $7.9 million, or 6%, from December 31, 2014. The increase resulted primarily from earnings during the period.

Table 11 - Capital Ratios
(dollars in thousands)	Consolidated			Bank			Regulatory Guidelines
							Minimum			Well capitalized
	September 30, 2015	December 31, 2014		September 30, 2015	December 31, 2014		Prior to January 1, 2015		Beginning January 1, 2015	Prior to January 1, 2015		Beginning January 1, 2015
Risk based ratios:
Common equity tier 1 capital	11.0%	N/A	%	10.8%	N/A	%	N/A	%	4.5%	N/A	%	6.5%
Tier 1 Capital	11.0	11.0		10.8	10.8		4.0		6.0	6.0		8.0
Total capital	15.5	11.9		11.6	11.7		8.0		8.0	10.0		10.0
Leverage ratio	11.0	10.7		10.8	10.5		4.0		4.0	5.0		5.0

Common equity tier 1 capital	$148,921	N/A		$146,224	N/A
Tier 1 capital	148,921	140,242		146,224	137,651
Total capital	210,009	151,663		158,086	149,072

Risk weighted assets	1,359,350	1,279,023		1,359,325	1,278,926
Quarterly average total assets for leverage ratio	1,349,493	1,311,428		1,351,660	1,312,534
Atlantic Capital continues to exceed minimum capital standards and Atlantic Capital Bank remains “well-capitalized” under regulatory guidelines.
In July 2013, bank regulatory agencies approved the Basel III capital guidelines, which are aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. Atlantic Capital and Atlantic Capital Bank became subject to the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule.
Under the revised rules, Atlantic Capital’s tier 1 common equity ratio was 11.0% at September 30, 2015, compared to the fully phased-in, well-capitalized minimum of 7.0%, which includes the 2.5% minimum conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 12 - Tier 1 Common Equity Under Basel III
(Dollars in thousands)

September 30, 2015
Tier 1 capital	$148,921
Less: restricted core capital	—
Tier 1 common equity	$148,921

Risk-adjusted assets	$1,359,350
Tier 1 common equity ratio	11.0%

Table 13 discloses the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully phased-in requirements that become effective during 2019.

Table 13 - Basel III Capital Requirements

	Basel III minimum requirement 2015	Basel III well capitalized 2015	Basel III minimum requirement 2016	Basel III well capitalized 2016	Minimum Capital plus capital conservation buffer 2019
Common equity tier I to risk weighted assets	4.5%	6.5%	4.5%	6.5%	7.0%
Tier 1 capital to risk weighted assets	6.0	8.0	6.0	8.0	8.5
Total capital ratio to risk weighted assets	8.0	10.0	8.0	10.0	10.5
Leverage ratio	4.0	5.0	4.0	5.0	NA
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2015, Atlantic Capital had issued commitments to extend credit of approximately $445.0 million and standby letters of credit of approximately $9.3 million through various types of commercial lending arrangements.
Based on historical experience, many of the commitments and letters of credit will expire unfunded. Through its various sources of liquidity, Atlantic Capital believes it will be able to fund these obligations as they arise. Atlantic Capital evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Atlantic Capital’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.
Contractual Obligations
There have been no significant changes in our contractual obligations during the three and nine months ended September 30, 2015 as compared to our fiscal year ended December 31, 2014.
RISK MANAGEMENT
Effective risk management is critical to Atlantic Capital’s success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although Atlantic Capital does not have total assets in excess of $10 billion, the Bank's board of directors has a newly established Audit and Risk Committee that, among other responsibilities, provides oversight of enterprise-wide risk management activities. The Audit and Risk Committee reviews the Bank's activities in identifying, measuring and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, operational, strategic and reputational risks.) The committee monitors management's execution of risk management practices in accordance with the risk appetite of the Bank, reviews supervisory examination reports together with management's response to such examinations and discusses legal matters that may have a material impact on the financial statements or Atlantic Capital's compliance policies. With guidance from and oversight by the Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and investment securities. Atlantic Capital’s independent credit review function conducts risk reviews and analyses of loans to help assure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. Atlantic Capital strives to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan losses that are inherent in the loan portfolio.
Market Risk
Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Atlantic Capital’s market risk arises primarily from interest rate risk inherent in Atlantic Capital’s lending and deposit-taking activities. The structure of Atlantic Capital’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Atlantic Capital does not maintain a trading account nor is Atlantic Capital subject to currency exchange risk or commodity price risk.
Interest rate risk management
Interest rate risk results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes. Market interest rates also have an impact on the interest rate and repricing characteristics of loans that are originated as well as the rate characteristics of interest-bearing liabilities.
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of September 30, 2015, indicates that, over a 12-month period, net interest income is estimated to increase by 18.9% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan book consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Atlantic Capital also utilizes the market value of equity (MVE) as a tool in measuring and managing interest rate risk. As of September 30, 2015, the MVE calculated with a 200-basis point shock up in rates decreased by 3.3% from the base case MVE value.
Table 14 provides the impact on net interest income resulting from various interest rate scenarios as of September 30, 2015 and December 31, 2014.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	September 30, 2015	December 31, 2014
+100	9.63%	9.49%
+200	18.87	19.21
+300	29.69	30.50
Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. Table 15 presents the MVE profile as of September 30, 2015 and December 31, 2014.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	September 30, 2015	December 31, 2014
+100	(1.76)%	(0.46)%
+200	(3.29)	(0.93)
+300	(4.65)	(1.45)
Atlantic Capital may utilize interest rate swaps, floors, collars or other derivative financial instruments in an attempt to manage Atlantic Capital’s overall sensitivity to changes in interest rates.

Liquidity risk management

Liquidity risk is the risk that an institution will be unable to generate or obtain sufficient funding, at a reasonable cost, to meet operational cash needs and to take advantage of revenue producing opportunities as they arise. Other forms of liquidity risk include market constraints on the ability to convert assets into cash at expected levels, an inability to access funding sources at sufficient levels at a reasonable cost, and changes in economic conditions or exposure to credit, market, operational, legal and reputation risks that can affect an institution’s liquidity risk profile. Liquidity management involves maintaining Atlantic Capital’s ability to meet the daily cash flow requirements of Atlantic Capital's customers, both depositors and borrowers.

Atlantic Capital utilizes various measures to monitor and control liquidity risk across three different types of liquidity:

•	tactical liquidity measures the risk of a negative cash flow position whereby cash outflows exceed cash inflows over a short-term horizon;

•	structural liquidity measures the amount by which illiquid assets are supported by long-term funding; and

•	contingent liquidity utilizes cash flow stress testing across three crisis scenarios to determine the adequacy of Atlantic Capital's liquidity.

 Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature.
At September 30, 2015, Atlantic Capital had access to $299.0 million in unsecured borrowings and $226.7 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates. As of September 30, 2015, Atlantic Capital expected to maintain sufficient on-balance sheet liquidity to meet its funding needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Part I, Item 2 of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

Atlantic Capital maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2015, Atlantic Capital’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Atlantic Capital’s disclosure controls and procedures were effective as of September 30, 2015.

No changes were made to Atlantic Capital’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, Atlantic Capital’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of operations, Atlantic Capital and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, Atlantic Capital and its subsidiary are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal matter which would result in a material adverse change in the consolidated financial condition or results of operations of Atlantic Capital.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Atlantic Capital’s proxy statement/prospectus dated September 14, 2015, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on September 15, 2015, under the headings “Risk Factors-Risks Related to Atlantic Capital and its Banking Operations”, “-Risks Related to Legislative and Regulatory Events”, “-Risks Related to Ownership of Atlantic Capital Common Stock”, and “Risks Related to the Merger-We may fail to realize all of the anticipated benefits of the merger” and the documents incorporated by reference into the proxy statement/prospectus, because these risk factors may affect the operations and financial results of Atlantic Capital. Atlantic Capital’s evaluation of its risk factors has not changed materially since those discussed in the proxy statement/prospectus, except as set forth below. The risks described below and in the proxy statement/prospectus are not the only risks facing Atlantic Capital. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to successfully integrate the combined institution could adversely affect our results of operations. We will continue to incur significant expenses in connection with integration of Atlantic Capital’s and First Security’s operations.

The success of the merger will depend, in part, on Atlantic Capital’s ability to realize the anticipated benefits and cost savings from combining the businesses of Atlantic Capital and First Security. In order to realize these anticipated benefits and cost savings, Atlantic Capital must successfully combine the businesses of Atlantic Capital and First Security. If Atlantic Capital is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Atlantic Capital and First Security to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Atlantic Capital’s financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    On September 28, 2015, Atlantic Capital issued subordinated notes (the “Notes”) totaling $50.0 million in aggregate principal amount to certain institutional accredited investors in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The private placement of the Notes was conducted without public solicitation and Atlantic Capital obtained representations from each purchaser as to its status as an institutional accredited investor. Atlantic Capital paid $625,000 in placement agent fees in connection with the sale of the Notes.
On October 29, 2015, Atlantic Capital sold 1,984,127 shares of its common stock at $12.60 per share, for aggregate consideration of $25.0 million, to Trident IV, L.P. and Trident IV Professionals Fund, L.P. in a private placement exempt from registration pursuant to Section 4(a)(2) of the Exchange Act and Regulation D thereunder. The private placement of the shares was conducted without public solicitation and Atlantic Capital obtained representations from each purchaser as to its status as an accredited investor. The shares and the proceeds were placed into escrow pending the completion of the merger with First Security, and were released on November 2, 2015.

(b)    Not applicable.

(c)    None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC CAPITAL BANCSHARES, INC.

/s/ Douglas L. Williams
Douglas L. Williams
Chief Executive Officer (Principal Executive Officer)

/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2015

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Atlantic Capital Bancshares, Inc.*
3.2	Amended and Restated Bylaws of Atlantic Capital Bancshares, Inc.*
4.1	Issuing and Paying Agency Agreement, dated September 14, 2015, between Atlantic Capital Bancshares, Inc. and U.S. Bank National Association**
4.2	Form of 6.25% Fixed-to-Floating Rate Subordinated Note due 2025**
10.1	Form of Stock Purchase Agreement by and between First Security Group, Inc. and each of the investors named therein*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) the Notes to the Unaudited Condensed Financial Statements

* Incorporated by reference to Atlantic Capital’s Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.
**Incorporated by reference to Atlantic Capital’s Current Report on Form 8-K filed with the SEC on September 18, 2015.