Form 10-Q
period 2016-03-31
Atlantic Capital Bancshares, Inc.
filed 2016-05-13
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 24,600,298 shares outstanding as of May 1, 2016

Atlantic Capital Bancshares, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
(in thousands, except share and per share data)	(unaudited)
ASSETS
Cash and due from banks	$49,054	$58,319
Interest-bearing deposits in banks	91,608	130,900
Other short-term investments	20,392	13,666
Cash and cash equivalents	161,054	202,885
Securities available-for-sale	366,641	346,221
Other investments	11,899	8,034
Loans held for sale	95,291	95,465
Loans held for investment	1,886,763	1,790,669
Less: allowance for loan losses	(17,608)	(18,905)
Loans, held for investment, net	1,869,155	1,771,764
Branch premises held for sale	7,200	7,200
Premises and equipment, net	22,780	23,145
Bank owned life insurance	60,981	60,608
Goodwill and intangible assets, net	33,914	35,232
Other real estate owned	1,760	1,982
Other assets	96,213	86,244
Total assets	$2,726,888	$2,638,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$560,363	$544,561
Interest-bearing checking	215,176	232,868
Savings	29,788	28,922
Money market	862,120	875,441
Time	187,750	183,206
Brokered deposits	229,408	183,810
Deposits to be assumed in branch sale	197,857	213,410
Total deposits	2,282,462	2,262,218
Federal funds purchased and securities sold under agreements to repurchase	11,824	11,931
Federal Home Loan Bank borrowings	60,000	—
Long-term debt	49,239	49,197
Other liabilities	27,348	27,442
Total liabilities	2,430,873	2,350,788
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, no par value – 100,000,000 shares authorized; 24,569,823 and 24,425,546 shares issued and outstanding as of March 31, 2016, and December 31, 2015, respectively	288,271	286,367
Retained earnings	6,072	3,141
Accumulated other comprehensive income (loss)	1,672	(1,516)
Total shareholders’ equity	296,015	287,992
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,726,888	$2,638,780

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
INTEREST INCOME
Loans, including fees	$19,625	$8,951
Investment securities – available-for-sale	1,601	703
Interest and dividends on other interest-earning assets	273	258
Total interest income	21,499	9,912
INTEREST EXPENSE
Interest on deposits	1,673	742
Interest on Federal Home Loan Bank advances	44	114
Interest on federal funds purchased and securities sold under agreements to repurchase	67	24
Interest on long-term debt	810	—
Other	38	—
Total interest expense	2,632	880
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	18,867	9,032
Provision for loan losses	368	364
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,499	8,668
NONINTEREST INCOME
Service charges	1,498	326
Gain on sales of securities available-for-sale	33	—
Gain on sales of other assets	48	—
Mortgage income	339	—
Trust income	314	—
Derivatives income	65	83
Bank owned life insurance	393	231
SBA lending activities	880	358
TriNet gains on sale	383	—
Other noninterest income	467	184
Total noninterest income	4,420	1,182
NONINTEREST EXPENSE
Salaries and employee benefits	10,555	4,742
Occupancy	1,100	421
Equipment and software	686	219
Professional services	748	109
Postage, printing and supplies	169	24
Communications and data processing	916	331
Marketing and business development	267	46
FDIC premiums	398	166
Merger and conversion costs	749	508
Amortization of intangibles	762	—
Other noninterest expense	1,916	636
Total noninterest expense	18,266	7,202
INCOME BEFORE PROVISION FOR INCOME TAXES	4,653	2,648
Provision for income taxes	1,722	934
NET INCOME	$2,931	$1,714
NET INCOME PER SHARE:
Net income per share – basic	$0.12	$0.13
Net income per share – diluted	$0.12	$0.12

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net income	$2,931	$1,714
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period, net of tax of $1,640 and $248, respectively	2,635	399
Reclassification adjustment for gains included in net income net of tax of $13 and $0, respectively	(20)	—
Unrealized gains (losses) on available-for-sale securities, net of tax	2,615	399
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges, net of tax of $364 and $253, respectively	573	408
Changes from cash flow hedges	573	408
Other comprehensive income, net of tax	3,188	807
Comprehensive income	$6,119	$2,521

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Treasury Stock	Total
Balance - December 31, 2014	13,497,118	$136,335	$4,460	$609	$(475)	$140,929
Comprehensive income:
Net Income	—	—	1,714	—	—	1,714
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	399	—	399
Change in unrealized gains (losses) on cash flow hedges	—	—	—	408	—	408
Total comprehensive income						2,521
Acquisition of treasury stock	—	—	—	—	(701)	(701)
Issuance of restricted stock	8,000	—	—	—	—	—
Restricted stock activity	—	125	—	—	—	125
Issuance of common stock for long-term incentive plan	102,758	1,285	—	—	—	1,285
Stock-based compensation	—	—	—	—	—	—
Balance - March 31, 2015	13,607,876	$137,745	$6,174	$1,416	$(1,176)	$144,159

Balance - December 31, 2015	24,425,546	$286,367	$3,141	$(1,516)	$—	$287,992
Comprehensive income:
Net Income	—	—	2,931	—	—	2,931
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	2,615	—	2,615
Change in unrealized gains (losses) on cash flow hedges	—	—	—	573	—	573
Total comprehensive income						6,119
Acquisition of treasury stock	—	—	—	—	—	—
Issuance of restricted stock	9,500	—	—	—	—	—
Issuance of common stock for option exercises	68,628	534	—	—	—	534
Issuance of common stock for long-term incentive plan	66,149	884	—	—	—	884
Restricted stock activity	—	239	—	—	—	239
Stock-based compensation	—	247	—	—	—	247
Balance - March 31, 2016	24,569,823	$288,271	$6,072	$1,672	$—	$296,015

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$2,931	$1,714
Adjustments to reconcile net income to net cash provided by operating activities
Provision for Loan Losses	368	364
Depreciation, amortization, and accretion	1,352	485
Amortization of restricted stock compensation	239	125
Stock option compensation	247	—
Gain on sales of available-for-sale securities	(33)	—
Net loss (gains) on sales of other real estate owned	(48)	—
Net increase in cash value of bank owned life insurance	(373)	(231)
Changes in operating assets and liabilities -
Net change in loans held for sale	174	—
Net (increase) decrease in other assets	(7,643)	(1,169)
Net increase (decrease) in accrued expenses and other liabilities	(1,345)	(1,719)
Net cash used in operating activities	(4,131)	(431)
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	9,242	4,598
Maturities and calls	5,102	—
Sales	4,953	—
Purchases	(36,231)	(7,542)
Net increase in loans held for investment	(97,810)	(45,522)
(Purchases) proceeds of Federal Home Loan Bank Stock, net	(3,894)	(908)
Proceeds from sales of other real estate	321	—
Purchases of premises and equipment, net	(198)	(94)
Net cash used in investing activities	(118,515)	(49,468)
FINANCING ACTIVITIES
Net change in deposits	20,244	42,766
Proceeds from Federal Home Loan Bank Advances	155,000	265,000
Repayments of Federal Home Loan Bank Advances	(95,000)	(242,083)
Proceeds from exercise of stock options	571	—
Acquisition of treasury stock	—	(701)
Net cash provided by financing activities	80,815	64,982
NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,831)	15,083
CASH AND CASH EQUIVALENTS – beginning of period	202,885	94,250
CASH AND CASH EQUIVALENTS – end of period	$161,054	$109,333

	Three Months Ended
	March 31,
	2016	2015
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$3,393	$885
Income taxes paid	$93	$995

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC CAPITAL BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and financial reporting policies of Atlantic Capital Bancshares, Inc. (“Atlantic Capital”) and its subsidiary conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. On October 31, 2015, Atlantic Capital completed its acquisition of First Security Group, Inc. and its subsidiary FSGBank, N.A. (together, “First Security”). In connection with the acquisition, Atlantic Capital’s subsidiary Atlantic Capital Bank, a Georgia chartered commercial bank merged with and into FSGBank, N.A, which subsequently changed its name to Atlantic Capital Bank, National Association (the "Bank"). The consolidated financial statements reflect the results of operations of Atlantic Capital and Atlantic Capital Bank, and the results of operations of First Security subsequent to the date of acquisition. In connection with the acquisition, Atlantic Capital issued approximately 8,790,193 shares of common stock as partial consideration to former shareholders of First Security, with the remaining consideration consisting of approximately $47.1 million in cash. See Note 3 to the Consolidated Financial Statements for additional information.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Atlantic Capital’s filing on Form 10-K. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance, however all of the guidance must be adopted in the same period. If early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The adoption of this guidance is not expected to have a material effect on Atlantic Capital's financial position or results of operations.
In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases. Under the new guidance, leases classified as operating leases under previous GAAP must be recorded on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Atlantic Capital is evaluating the impact of this update and does not believe it will have a significant impact to Atlantic Capital’s financial position or results of operations.
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

NOTE 3 – ACQUISITIONS AND DIVESTITURES

On October 31, 2015, Atlantic Capital completed the acquisition of First Security. First Security operated twenty-five branches in Georgia and Tennessee. In connection with the acquisition, Atlantic Capital acquired approximately $801 million of loans and assumed approximately $970 million of deposits.

Acquisition-related costs totaled $749,000 and $508,000 for the three months ended March 31, 2016 and 2015, respectively, and were included in noninterest expense in the consolidated income statement. Acquisition related costs primarily include severance costs, professional services, data processing fees and other noninterest expenses.

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

(3) Reflects approximately $5 million in deferred tax liabilities established as a result of purchase accounting adjustments.

(in thousands)	Total Purchase Price Consideration

Aggregate Cash Consideration	$47,098
Aggregate Stock Consideration	121,305
Estimated Value associated with converted stock awards	2,705
Total Purchase Price Consideration	$171,108

During the first quarter of 2016, Atlantic Capital recorded measurement period adjustments that decreased goodwill by $906,000. The adjustment also increased the book value of securities available for sale.

Divestiture of Branches

On December 17, 2015, the Bank entered into two separate definitive agreements to sell seven branches in the Bank’s Tennessee market. The agreement with First Freedom Bank includes the sale of three branches located in Algood, Cookeville and Gainesboro, Tennessee for a premium of 2.25%. The agreement with Athens Federal Community Bank, N.A. includes the sale of four branches in Athens, Lenoir City, Madisonville and Sweetwater, Tennessee for a premium of 3.50%. Both transactions are scheduled to close in the second quarter of 2016.

The following summarizes the branch assets held for sale and liabilities to be assumed as of March 31, 2016.

(in thousands)	Athens Federal	First Freedom	Total

Branch loans held for sale	$9,346	$24,942	$34,288
Branch premises held for sale	3,050	4,150	7,200
Branch deposits to be assumed	89,074	108,783	197,857

Number of branches	4	3	7

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds.
The following table presents a summary of amounts outstanding under reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of March 31, 2016 and December 31, 2015.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
March 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Reverse repurchase agreements	$20,392	$—	$20,392	$—	$(20,392)	$—
Derivatives	13,414	—	13,414	—	—	13,414
Total	$33,806	$—	$33,806	$—	$(20,392)	$13,414
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements	$11,824	$—	$11,824	$12,975	$(11,824)	$—
Derivatives	12,087	—	12,087	—	(16,144)	—
Total	$23,911	$—	$23,911	$12,975	$(27,968)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Reverse repurchase agreements	$13,666	$—	$13,666	$—	$(13,666)	$—
Derivatives	6,554	—	6,554	—	—	6,554
Total	$20,220	$—	$20,220	$—	$(13,666)	$6,554
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements	$11,931	$—	$11,931	$14,744	$(11,931)	$—
Derivatives	6,163	—	6,163	—	(13,508)	—
Total	$18,094	$—	$18,094	$14,744	$(25,439)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at March 31, 2016 and December 31, 2015.

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2016
Debt securities—
U.S. Government agencies	$59,861	$395	$(82)	$60,174
U.S. states and political divisions	36,809	357	(118)	37,048
Trust preferred securities	4,707	—	(832)	3,875
Corporate debt securities	24,110	167	(753)	23,524
Residential mortgage-backed securities-agency	242,500	1,616	(2,096)	242,020
Total	$367,987	$2,535	$(3,881)	$366,641

December 31, 2015
Debt securities—
U.S. treasuries	$4,952	$3	$(33)	$4,922
U.S. Government agencies	65,373	249	(770)	64,852
U.S. states and political divisions	27,751	301	(262)	27,790
Trust preferred securities	4,732	—	(457)	4,275
Corporate debt securities	20,653	52	(188)	20,517
Residential mortgage-backed securities-agency	226,142	1,019	(3,296)	223,865
Total	$349,603	$1,624	$(5,006)	$346,221

The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$6,238	$6,221
Over 1 year through 5 years	51,027	50,952
5 years to 10 years	41,288	41,203
Over 10 years	26,934	26,245
	125,487	124,621
Mortgage-backed residential securities	242,500	242,020
Total	$367,987	$366,641

The following table summarizes available-for-sale securities in an unrealized loss position as of March 31, 2016 and December 31, 2015.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2016
U.S. Government agencies	$3,995	$(5)	6,773	$(77)	$10,768	$(82)
U.S. states and political divisions	12,074	(109)	1,236	(9)	13,310	(118)
Trust preferred securities	—	—	3,875	(832)	3,875	(832)
Corporate debt securities	11,039	(753)	—	—	11,039	(753)
Residential mortgage-backed securities	114,860	(1,620)	33,092	(476)	147,952	(2,096)
Totals	$141,968	$(2,487)	$44,976	$(1,394)	$186,944	$(3,881)
December 31, 2015
U.S. treasuries	$—	$(33)	$—	$—	$—	$(33)
U.S. Government agencies	24,380	(526)	22,218	(244)	46,598	(770)
U.S. states and political divisions	11,280	(249)	2,248	(13)	13,528	(262)
Trust preferred securities	—	—	4,275	(457)	4,275	(457)
Corporate debt securities	15,168	(188)	—	—	15,168	(188)
Residential mortgage-backed securities	143,611	(2,634)	40,152	(662)	183,763	(3,296)
Totals	$194,439	$(3,630)	$68,893	$(1,376)	$263,332	$(5,006)

At March 31, 2016, there were 29 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2016 and December 31, 2015 were primarily attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three months ended March 31, 2016 or 2015.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Proceeds from sales	$4,953	$—
Gross realized gains	33	—
Gross realized losses	—	—
Net gains on sales of securities	$33	$—

Investment securities with a carrying value of $13.6 million and $29.9 million were pledged to secure borrowings at March 31, 2016 and December 31, 2015, respectively.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of March 31, 2016 and December 31, 2015, is summarized below.

	March 31, 2016	December 31, 2015
	(in thousands)
Loans held for sale
TriNet loans held for sale	$54,731	$58,934
Branch loans held for sale	34,288	35,470
Other loans held for sale	6,272	1,061
Total loans held for sale	$95,291	$95,465

Loans held for investment
Commercial loans:
Commercial and industrial	$499,634	$467,083
Commercial real estate	843,597	846,413
Construction and land	183,439	166,358
Mortgage warehouse loans	123,875	84,350
Total commercial loans	1,650,545	1,564,204
Residential:
Residential mortgages	106,433	110,381
Home equity	83,094	80,738
Total residential loans	189,527	191,119
Consumer	30,905	30,451
Other	20,925	6,901
Total loans	1,891,902	1,792,675
Less net deferred fees and other unearned income	(5,139)	(2,006)
Less allowance for loan losses	(17,608)	(18,905)
Loans held for investment, net	$1,869,155	$1,771,764

At March 31, 2016 and December 31, 2015, loans with a carrying value of $202.9 million and $168.1 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At March 31, 2016, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $22.9 million and $26.9 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

Three Months Ended
March 31, 2016
(in thousands)
Balance at beginning of period	$2,369
Additions due to acquisitions	—
Accretion	(281)
Balance at end of period	$2,088

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At December 31, 2015, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $5.2 million.
The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio as of the end of the period. It is comprised of specific reserves for impaired loans and a general allowance for pools of loans with similar characteristics not individually evaluated. The allowance is regularly evaluated for loan losses to maintain an adequate level to absorb probable current inherent losses in the loan portfolio. Factors contributing to the determination of the allowance include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. Most loan commitments rated substandard or worse are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans.
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2016 and 2015.

	2016				2015
Three Months Ended March 31,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$16,537	$1,981	$387	$18,905	$10,967	$347	$107	$11,421
Provision for loan losses	664	(479)	183	368	308	(20)	76	364
Loans charged-off	(1,605)	—	(146)	(1,751)	—	—	—	—
Recoveries	17	—	69	86	15	—	—	15
Total ending allowance balance	$15,613	$1,502	$493	$17,608	$11,290	$327	$183	$11,800

The general component of the allowance for loan losses is based on the incurred losses inherent in the portfolio. The loss factors are determined through the generation of probabilities of default (“PDs”) and losses given default (“LGDs”) for groups of similar loans with similar credit grades where Loss Rate = PD x LGD. The PDs and LGDs for the loan portfolio are calculated based on Atlantic Capital’s loss history as well as available market-based data. The loss factor for each pool of loans is adjusted based on Qualitative and Environmental factors to account for conditions in the current environment which management believes are likely to cause a difference between the calculated loss based on historical performance and the incurred loss in the existing portfolio. These factors include: changes in policies and procedures, changes in the economy, changes in nature or volume of the portfolio and in the terms of loans, changes in lending management, changes in past dues and credit migration, changes in the loan review system, changes in the value of collateral and concentration risk and changes in external factors, such as competition, legal and regulatory. On a quarterly basis, management evaluates these factors in order to determine an adjustment unique to Atlantic Capital and its market.
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
Purchased credit impaired ("PCI") loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at March 31, 2016 or December 31, 2015, as the carrying value of the respective loan or pool of loans' cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans being accounted for under ASC 310-30.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of March 31, 2016 and December 31, 2015.

March 31, 2016	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	15,613	1,502	493	17,608
PCI	—	—	—	—
Total ending allowance balance	$15,613	$1,502	$493	$17,608

Loans:
Loans individually evaluated for impairment	$4,847	$—	$—	$4,847
Loans collectively evaluated for impairment	1,629,194	183,159	51,809	1,864,162
PCI	16,504	6,368	21	22,893
Total ending loans balance	$1,650,545	$189,527	$51,830	$1,891,902

December 31, 2015	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,619	$—	$—	$1,619
Collectively evaluated for impairment	14,918	1,981	387	17,286
PCI	—	—	—	—
Total ending allowance balance	$16,537	$1,981	$387	$18,905

Loans:
Loans individually evaluated for impairment	$12,049	$—	$—	$12,049
Loans collectively evaluated for impairment	1,534,507	184,447	37,323	1,756,277
PCI	17,648	6,672	29	24,349
Total ending loans balance	$1,564,204	$191,119	$37,352	$1,792,675

The following table presents information on Atlantic Capital’s impaired loans as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016					As of December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$2,779	$2,779	$—	$2,743	$36	$2,706	$2,706	$—	$2,706	$265
Commercial real estate	2,209	2,068	—	2,068	21	1,659	1,659	—	1,659	55
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,988	$4,847	$—	$4,811	$57	$4,365	$4,365	$—	$4,365	$320
Impaired loans with an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$3,235	$3,235	$1,456	$3,235	$43
Commercial real estate	—	—	—	—	—	4,949	4,449	163	4,907	135
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$8,184	$7,684	$1,619	$8,142	$178
Total impaired loans	$4,988	$4,847	$—	$4,811	$57	$12,549	$12,049	$1,619	$12,507	$498

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. Troubled debt restructurings ("TDR") are loans in which Atlantic Capital has modified the terms and granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
Atlantic Capital did not modify any new loans as a TDR during the three months ended March 31, 2016 and 2015, and no previous TDRs defaulted during those periods. As of March 31, 2016 and December 31, 2015, TDR balances totaled $4.6 million and $9.1 million, respectively.
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
As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
March 31, 2016
Commercial and industrial	$475,607	$1,755	$13,216	$—	$—	$490,578
Commercial real estate	828,212	6,044	2,385	409	—	837,050
Construction and Land	178,356	4,150	32	—	—	182,538
Residential mortgages	98,988	2,556	883	—	—	102,427
Home equity	80,480	132	120	—	—	80,732
Mortgage warehouse	123,875	—	—	—	—	123,875
Consumer/Other	51,788	—	21	—	—	51,809
Total loans, excluding PCI loans	$1,837,306	$14,637	$16,657	$409	$—	$1,869,009
Commercial and industrial	$6,369	$97	$2,590	$—	$—	$9,056
Commercial real estate	637	704	5,206	—	—	6,547
Construction and Land	16	307	578	—	—	901
Residential mortgages	288	1,850	1,868	—	—	4,006
Home equity	—	1,574	788	—	—	2,362
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	6	4	11	—	—	21
Total PCI loans	$7,316	$4,536	$11,041	$—	$—	$22,893

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2015
Commercial and industrial	$450,523	$2,507	$2,707	$3,235	$—	$458,972
Commercial real estate	826,339	5,411	1,659	4,449	—	837,858
Construction and Land	161,226	4,150	—	—	—	165,376
Residential mortgages	105,948	—	200	—	—	106,148
Home equity	78,189	—	110	—	—	78,299
Mortgage warehouse	84,350	—	—	—	—	84,350
Consumer/Other	37,312	11	—	—	—	37,323
Total loans, excluding PCI loans	$1,743,887	$12,079	$4,676	$7,684	$—	$1,768,326
Commercial and industrial	$—	$5,142	$2,786	$183	$—	$8,111
Commercial real estate	1,063	850	5,465	1,177	—	8,555
Construction and Land	27	354	601	—	—	982
Residential mortgages	—	1,929	2,053	251	—	4,233
Home equity	—	1,606	492	341	—	2,439
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	15	13	1	—	29
Total PCI loans	$1,090	$9,896	$11,410	$1,953	$—	$24,349

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans.

	As of March 31, 2016
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$499,634	$—	$—	$—	$9,056	$499,634
Commercial real estate	842,694	494	—	409	6,547	843,597
Construction and land	183,439	—	—	—	901	183,439
Residential mortgages	106,265	144	24	—	4,006	106,433
Home equity	83,094	—	—	—	2,362	83,094
Mortgage warehouse	123,875	—	—	—	—	123,875
Consumer	51,662	35	133	—	21	51,830
Total Loans	$1,890,663	$673	$157	$409	$22,893	$1,891,902

	As of December 31, 2015
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$455,647	$—	$90	$3,235	$8,111	$467,083
Commercial real estate	832,845	—	564	4,449	8,555	846,413
Construction and land	165,376	—	—	—	982	166,358
Residential mortgages	106,042	106	—	—	4,233	110,381
Home equity	78,299	—	—	—	2,439	80,738
Mortgage warehouse	84,350	—	—	—	—	84,350
Consumer	37,082	30	123	88	29	37,352
Total Loans	$1,759,641	$136	$777	$7,772	$24,349	$1,792,675

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets as of March 31, 2016 and December 31, 2015 is summarized below:

	March 31,	December 31,
	2016	2015
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(1,288)	(526)
Core deposit intangible, net	8,256	9,018
Servicing assets, net	3,212	2,862
Total other intangibles, net	11,468	11,880
Goodwill	22,446	23,352
Total goodwill and other intangible assets, net	$33,914	$35,232

NOTE 8 – SERVICING RIGHTS

SBA Servicing Rights

SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in other assets. As of March 31, 2016 and December 31, 2015, the balance of SBA loans sold and serviced by Atlantic Capital totaled $73.1 million and $65.9 million, respectively.

Changes in the balance of servicing assets for the three months ended March 31, 2016 and 2015 are presented in the following table.

	Three months ended March 31,
SBA Loan Servicing Rights	2016	2015
	(in thousands)
Beginning carrying value, net	$1,687	$782
Additions	202	91
Amortization	(29)	(25)
Impairment	—	—
Ending carrying value	$1,860	$848

At March 31, 2016, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Asset	March 31, 2016
(dollars in thousands)
Fair value of retained servicing assets	$1,957
Weighted average life	6.95 years
Prepayment speed:	7.67%
Decline in fair value due to a 10% adverse change	$(61)
Decline in fair value due to a 20% adverse change	$(112)
Weighted average discount rate	11.43%
Decline in fair value due to a 100 bps adverse change	$(71)
Decline in fair value due to a 200 bps adverse change	$(130)

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

TriNet Servicing Rights

Changes in the balance of TriNet servicing assets for the three months ended March 31, 2016 and 2015 are presented in the following table.

	Three months ended March 31,
TriNet Servicing Rights	2016	2015
	(in thousands)
Beginning carrying value, net	$1,175	$—
Additions	227	—
Amortization	(50)	—
Impairment	—	—
Ending carrying value	$1,352	$—

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive income (loss) balances for the applicable periods.

	For the Three Months Ended
	March 31, 2016
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income beginning of period	$(2,455)	$939	$(1,516)
Unrealized net gains on investment securities available-for-sale	4,275	(1,640)	2,635
Reclassification adjustment for net realized gains on investment securities available-for-sale	(33)	13	(20)
Unrealized net gains on derivatives	937	(364)	573
Accumulated other comprehensive income end of period	$2,724	$(1,052)	$1,672

	For the Three Months Ended
	March 31, 2015
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income beginning of period	$986	$(377)	$609
Unrealized net gains on investment securities available-for-sale	647	(248)	399
Reclassification adjustment for net realized gains on investment securities available-for-sale	—	—	—
Unrealized net gains on derivatives	661	(253)	408
Accumulated other comprehensive income end of period	$2,294	$(878)	$1,416

NOTE 10 – EARNINGS PER COMMON SHARE

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
The following table represents the earnings per share calculations for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
(in thousands, except per share amounts)
Net income available to common shareholders	$2,931	$1,714
Weighted average shares outstanding
Basic (1)	24,485,900	13,465,579
Effect of dilutive securities:
Stock options and warrants	507,697	332,765
Diluted	24,993,597	13,798,344
Income per common share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.12
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
The authorized capital stock of Atlantic Capital consists of 100,000,000 shares of common stock, no par value. At March 31, 2016, 24,569,823 shares of common stock were issued and outstanding. At December 31, 2015, 24,425,546 shares of common stock were issued and outstanding.
The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank has not paid any dividends to Atlantic Capital in 2016 or 2015. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.
NOTE 11 – DERIVATIVES AND HEDGING
Risk Management
Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.
Cash Flow Hedges
At March 31, 2016, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2016 and December 31, 2015, Atlantic Capital had interest rate swaps designated as cash flow hedges with an aggregate notional amount of $50.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2016 or 2015. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $402,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. At March 31, 2016 and December 31, 2015, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $147.3 million and $137.1 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At March 31, 2016 and December 31, 2015, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $16.1 million and $13.5 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At March 31, 2016 and December 31, 2015, Atlantic Capital had credit risk participation agreements with a notional amount of $22.2 million and $22.4 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of March 31, 2016 and December 31, 2015:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		March 31, 2016		December 31, 2015
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$50,000	$1,476	$50,000	$474

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		March 31, 2016		December 31, 2015
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$73,630	$2,811	$68,560	$1,617
Zero premium collar	Other assets	100,740	9,127	101,407	4,463
		$174,370	$11,938	$169,967	$6,080

Dealer offsets to customer swap positions	Other liabilities	$73,630	$2,957	$68,560	$1,697
Credit risk participation	Other liabilities	22,176	3	22,447	3
Dealer offset to zero premium collar	Other liabilities	100,740	9,127	101,407	4,463
		$196,546	$12,087	$192,414	$6,163
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three months ended March 31, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships
	Three months ended March 31,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2016	2015	Location	2016	2015
Interest rate swaps	$573	$408	Interest income	$186	$68

NOTE 12 – SUBORDINATED DEBT
On September 28, 2015, Atlantic Capital issued subordinated notes (the “Notes”) totaling $50.0 million in aggregate principal amount. The Notes are due September 30, 2025 and bear a fixed rate of interest of 6.25% per year until September 29, 2020. From September 30, 2020 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 468 basis points. The Notes were priced at 100% of their par value. The Notes qualify as Tier 2 regulatory capital.
Subordinated debt is summarized as follows.

	March 31, 2016	December 31, 2015
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	761	803
Subordinated debt, net	$49,239	$49,197
All subordinated debt outstanding at March 31, 2016 matures after more than five years.

NOTE 13 – SHARE-BASED COMPENSATION

Atlantic Capital sponsors a stock incentive plan for the benefit of directors and employees. Under the 2015 Stock Incentive Plan, there were approximately 4,525,000 shares reserved for issuance to directors and employees. The Compensation Committee has the authority to grant the following: an incentive or nonqualified option; a restricted stock award (including a restricted stock award or a restricted unit award); a performance award (including a performance share award or a performance unit award); a phantom stock award; a dividend equivalent award; or any other award granted under the plan.

As of March 31, 2016, approximately 500,000 additional awards could be granted under the plan. Through March 31, 2016, incentive stock options, nonqualified stock options, restricted and non-restricted stock awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

As of March 31, 2016 and December 31, 2015, warrants for 588,000 shares were outstanding for the purchase of common stock at a price of $10.00 per warrant. The warrants were issued as of May 14, 2007, the date of issuance of common stock sold in the initial private placement, and are exercisable for a period of ten years following the issuance.

The Company estimates the fair value of its options and warrants awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S.Treasury yield curve in effect at the time of grant. There were no options or warrants granted during the three months ended March 31, 2016 or 2015.

The following table represents stock option and warrant activity for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	2,369,759	$11.30
Exercised	(74,240)	10.16
Forfeited	(4,700)	10.31
Expired	(225)	40.77
Outstanding, March 31, 2016	2,290,594	$11.34	3.87	$6,949

Exercisable, March 31, 2016	1,905,003	$10.83	2.86	$6,684

Atlantic Capital recognized compensation expense relating to stock options of $242,000 and $0 for the three months ended March 31, 2016 and 2015, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

The following table represents restricted stock activity for the three months ended March 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2015	217,658	$13.07
Granted	9,500	13.35
Vested	(6,336)	11.84
Forfeited	(2,000)	15.00
Outstanding, March 31, 2016	218,822	$13.10

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended March 31, 2016 and 2015, compensation expense of $250,000 and $125,000, respectively, was recognized related to restricted stock awards.

As of March 31, 2016, there was $1.8 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.47 years.

NOTE 14 – FAIR VALUE MEASUREMENTS

Atlantic Capital follows the guidance pursuant to ASC 820-10, Fair Value Measurements and Disclosures. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This issuance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Atlantic Capital measures its investment securities and interest rate derivative assets and liabilities at fair value on a recurring basis. Fair value is used on a nonrecurring basis either when assets are evaluated for impairment or for disclosure purposes. Atlantic Capital measures its servicing assets, impaired loans and other real estate owned at fair value on a nonrecurring basis. The basis for accounting for other real estate owned is the lower of cost or fair value, less selling costs.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three months ended March 31, 2015. There was one transfer between Level 2 and Level 3 and no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

	Fair Value Measurements at
	March 31, 2016 Using:
	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$60,174	$—	$60,174
U.S. states and political subdivisions	—	37,048	—	37,048
Trust preferred securities	—	3,875	—	3,875
Corporate debt securities	—	23,524	—	23,524
Mortgage-backed securities	—	242,020	—	242,020
Total securities available-for-sale	$—	$366,641	$—	$366,641
Interest rate derivative assets	$—	$13,414	$—	$13,414
Interest rate derivative liabilities	$—	$12,087	$—	$12,087

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. treasuries	$—	$4,922	$—	$4,922
U.S. government agencies	—	64,852	—	64,852
U.S. states and political subdivisions	—	27,790	—	27,790
Trust preferred securities	—	4,275	—	4,275
Corporate debt securities	—	20,517	—	20,517
Mortgage-backed securities	—	221,451	2,414	223,865
Total securities available-for-sale	$—	$343,807	$2,414	$346,221
Interest rate derivative assets	$—	$6,554	$—	$6,554
Interest rate derivative liabilities	$—	$6,163	$—	$6,163

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values:

Securities Available-for-Sale
(in thousands)
December 31, 2015	$2,414
Change due to presence of observable market data	(2,414)
March 31, 2016	$—

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.

For the three months ended March 31, 2016 and 2015, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

March 31, 2016	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$409	$409

December 31, 2015	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$4,449	$4,449

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at March 31, 2016 and December 31, 2015.

	Fair Value Measurements at
	March 31, 2016 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$49,054	$49,054	$—	$—
Interest bearing deposits in banks	91,608	91,608	—	—
Reverse repurchase agreements	20,392	20,392	—	—
Total securities available-for-sale	366,641	—	366,641	—
FHLB stock	4,922	—	—	4,922
Federal Reserve Bank stock	6,615	—	—	6,615
Loans held for investment, net	1,869,155	—	—	1,875,792
Derivative assets	13,414	—	13,414	—
Financial liabilities
Deposits	$2,084,605	$—	$2,028,874	$—
Subordinated debt	49,239	—	49,239	—
FHLB advances	60,000	—	59,863	—
Derivative financial instruments	12,087	—	12,087	—

	Fair Value Measurements at
	December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$58,319	$58,319	$—	$—
Interest-bearing deposits in other banks	130,900	130,900	—	—
Reverse repurchase agreements	13,666	13,666	—	—
Total securities available-for-sale	346,221	—	343,807	2,414
FHLB stock	8,034	—	—	8,034
Loans held for investment, net	1,771,764	—	—	1,752,796
Derivative assets	6,554	—	6,554	—
Financial liabilities
Deposits	$2,048,808	$—	$2,018,898	$—
Subordinated debt	49,197	—	49,197	—
Derivative financial instruments	6,163	—	6,163	—

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015

Commitments to extend credit	$643,145	$559,448
Standby letters of credit	13,834	10,502
	$656,979	$569,950

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

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2016, Atlantic Capital Bank closed the transaction contemplated under a Purchase and Assumption Agreement dated December 17, 2015, as amended (the “Agreement”) with Athens Federal Community Bank, N.A., a national bank (“Athens Federal”). Pursuant to the Agreement, Athens Federal purchased, and the Bank sold, approximately $89 million in customer deposits, approximately $10 million in loans and approximately $4 million in other assets, including four branch offices of the Bank’s Tennessee banking operation.

The branch offices acquired by Athens Federal are located at the following addresses:

•	835 South Congress Parkway, Athens, McMinn County, Tennessee 37303;

•	705 East Broadway, Lenoir City, Loudon County, Tennessee 37771;

•	215 Warren Street, Madisonville, Monroe County, Tennessee 37354; and

•	761 New Highway 68, Sweetwater, Monroe County, Tennessee 37874.

The branches reopened Monday, April 4, 2016 as Athens Federal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Atlantic Capital Bancshares, Inc. (the "Company" or "Atlantic Capital") contains forward-looking statements within the meaning of section 27A of the Securities Act and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
our Company’s business may not integrate successfully with the former First Security Group, Inc. (“First Security”) business, or the integration may be more difficult, time-consuming, or costly than expected;

•	the expected growth opportunities and cost savings from the First Security acquisition may not be fully realized or may take longer to realize than expected;

•
revenues may be lower than expected as a result of losses of customers or other reasons, including issues arising in connection with integration of First Security’s operations and the pending sale and recent sale of certain branches;

•
deposit attrition, operating costs, customer loss, and business disruption resulting from the acquisition of First Security and branch sales, including difficulties in maintaining relationships with employees, may be greater than expected;

•	reputational risks and customers’ reactions to the acquisition of First Security and to branch sales;

•	diversion of management time on integration related issues;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of our products and services;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which we conduct operations may adversely affect our operating results;

•
the U.S. legal and regulatory framework, including those associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could adversely affect the operating results of the combined company;

•	the interest rate environment may compress margins and adversely affect net interest income;

•	changes in trade, monetary, and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;

•
our ability to anticipate interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	increased costs associated with operating as a public company;

•	competition from other financial services companies could adversely affect operations; or

•
other risks and factors identified in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors.”

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
Management considers the established ALL adequate to absorb losses that relate to loans outstanding at March 31, 2016, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower’s access to liquidity and other factors. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Atlantic Capital’s estimates would be updated and additions to the ALL may be required.

Fair value measurements.
Atlantic Capital’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. At March 31, 2016, the percentage of total assets measured at fair value was 9%, which is primarily securities available-for-sale. See Note 14 “Fair Value Measurements” in the consolidated financial statements for additional disclosures regarding the fair value of our assets and liabilities.
When a loan is considered individually impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost, fair value, less cost to sell, or listed selling price less cost to sell, following foreclosure. Fair value is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets. It is not a forced transaction (for example, a forced liquidation or distress sale).” Although management believes its processes for determining the value of impaired loans and foreclosed properties are appropriate and allow Atlantic Capital to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value. In addition, because of subjectivity in fair value determinations, there may be grounds for differences in opinions, which may result in disagreements between management and Atlantic Capital’s regulators, disagreements which could cause Atlantic Capital to change its judgments about fair value.
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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include the following: taxable equivalent net interest margin. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
On October 31, 2015, Atlantic Capital completed the acquisition of First Security and its wholly-owned bank subsidiary FSGBank. The acquired entity’s results are included in Atlantic Capital’s consolidated results beginning on October 31, 2015, the acquisition date.
Atlantic Capital reported net income of $2.9 million for the first quarter of 2016. This compared to net income of $1.7 million for the first quarter of 2015. Diluted income per common share was $.12 for the first quarter of 2016 as well as for the first quarter of 2015.
The increase in net income for the three months ended March 31, 2016, compared to the same period in 2015, is primarily the result of a $9.8 million increase in net interest income and a $1.2 million increase in service charges, offset by a $5.8 million increase in salary and benefits expenses, all related to the acquisition of First Security.
Taxable equivalent net interest income was $18.9 million for the first quarter of 2016, compared to $9.0 million for the first quarter of 2015. Taxable equivalent net interest margin increased from 2.86% for the three months ended March 31, 2015 to 3.26% for the same period in 2016. The 40 basis point margin increase for the first quarter of 2016 compared to the prior year was primarily due to higher yields on loans and the increase in loan volume from First Security.
Provision for loan losses for the quarter ended March 31, 2016 totaled $368,000, an increase of $4,000 from the quarter ended March 31, 2015. The slightly higher provision for the three months ended March 31, 2016, resulted from an increase in the general component of the allowance due to loan growth offset by a reduction in reserves of $708,000 for a specifically evaluated impaired credit.
Noninterest income increased $3.2 million, or 274%, to $4.4 million from the first quarter of 2015. The increase was primarily due to a $1.2 million increase in service charges as well as a $522,000 increase in SBA lending activities. The addition of mortgage income, trust income and TriNet lending activities from the acquisition of First Security also increased noninterest income by $1.1 million compared to the quarter ended March 31, 2015.
For the first quarter of 2016, noninterest expense increased $11.1 million, compared to the first quarter of 2015. The most significant components of the increase for the quarterly period were higher salary and benefit, occupancy, equipment and software, and data processing expenses related to the acquisition of First Security. The payment of incentives for new strategic hires during the first quarter of 2016 also contributed to the increase.

Table 1 - Quarterly Selected Financial Data
(in thousands, except share and per share data; taxable equivalent)

	2016	2015
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest income	$21,553	$18,270	$10,345	$10,492	$9,923
Interest expense	2,632	2,292	840	911	880
Net interest income	18,921	15,978	9,505	9,581	9,043
Provision (credit) for loan losses	368	7,623	(137)	185	364
Net interest income after provision for loan losses	18,553	8,355	9,642	9,396	8,679
Noninterest income	4,420	3,460	1,729	3,028	1,182
Noninterest expense	18,266	23,239	7,671	7,821	7,202
Income (loss) before income taxes	4,707	(11,424)	3,700	4,603	2,659
Income tax expense (benefit)	1,776	(3,263)	1,474	1,701	945
Net income (loss)	$2,931	$(8,161)	$2,226	$2,902	$1,714

PER SHARE DATA
Basic earnings per share	$0.12	$(0.40)	$0.16	$0.21	$0.13
Diluted earnings per share	0.12	(0.40)	0.16	0.21	0.12

PERFORMANCE MEASURES
Return on average equity	4.02%	(13.22)%	6.08%	7.99%	4.83%
Return on average assets	0.45	(1.45)	0.66	0.84	0.51
Taxable equivalent net interest margin	3.26	3.13	2.93	2.92	2.86
Efficiency ratio	77.12	119.74	68.35	61.95	69.66
Equity to assets	10.81	10.91	10.53	10.54	10.62

ASSET QUALITY
Allowance for loan losses to loans	0.93%	1.06%	1.13%	1.13%	1.09%
Net charge-offs	1,665	580	(14)	—	(15)
Net charge-offs to average loans(1)	0.35	0.15	(0.01)	—	(0.01)
NPAs to total assets	0.08	0.40	—	—	0.11

AVERAGE BALANCES
Total loans	$1,881,749	$1,583,280	$1,052,785	$1,062,760	$1,040,657
Investment securities	357,728	255,312	134,016	139,707	134,638
Total assets	2,620,750	2,248,614	1,349,997	1,379,150	1,346,437
Deposits	2,155,683	1,886,292	1,101,434	1,113,333	1,085,749
Shareholders’ equity	291,806	246,842	146,430	145,210	141,930
Number of common shares - basic	24,485,900	20,494,895	13,562,125	13,552,820	13,465,579
Number of common shares - diluted	24,993,597	21,004,577	13,904,395	13,895,090	13,798,344

(1) Annualized.

Table 1 - Quarterly Selected Financial Data (continued)
(in thousands, except share and per share data)

	2016	2015
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
AT PERIOD END
Total loans	$1,982,054	$1,886,134	$1,046,437	$1,058,456	$1,085,250
Investment securities	366,641	346,221	127,168	140,716	136,783
Total assets	2,726,888	2,638,780	1,381,698	1,373,267	1,380,768
Deposits	2,282,462	2,262,218	1,128,608	1,103,061	1,148,611
Shareholders’ equity	296,015	287,992	149,809	146,485	144,159
Number of common shares outstanding	24,569,823	24,425,546	13,562,125	13,562,125	13,508,480

Non-GAAP Performance Measures Reconciliation
(in thousands)
	2016	2015
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income reconciliation
Interest income - taxable equivalent	$21,553	$18,270	$10,345	$10,492	$9,923
Taxable equivalent adjustment	(54)	(30)	(11)	(11)	(11)
Interest income - GAAP	$21,499	$18,240	$10,334	$10,481	$9,912

Net interest income reconciliation
Net interest income - taxable equivalent	$18,921	$15,978	$9,505	$9,581	$9,043
Taxable equivalent adjustment	(54)	(30)	(11)	(11)	(11)
Net interest income - GAAP	$18,867	$15,948	$9,494	$9,570	$9,032

Net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses	$18,553	$8,355	$9,642	$9,396	$8,679
Taxable equivalent adjustment	(54)	(30)	(11)	(11)	(11)
Net interest income after provision for loan losses - GAAP	$18,499	$8,325	$9,631	$9,385	$8,668

Income (loss) before income taxes reconciliation
Income (loss) before income taxes	$4,707	$(11,424)	$3,700	$4,603	$2,659
Taxable equivalent adjustment	(54)	(30)	(11)	(11)	(11)
Income (loss) before income taxes - GAAP	$4,653	$(11,454)	$3,689	$4,592	$2,648

Income tax expense (benefit) reconciliation
Income tax expense (benefit) - taxable equivalent	$1,776	$(3,263)	$1,474	$1,701	$945
Taxable equivalent adjustment	(54)	(30)	(11)	(11)	(11)
Income tax expense (benefit) - GAAP	$1,722	$(3,293)	$1,463	$1,690	$934

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for the first quarter of 2016 totaled $18.9 million, a $9.9 million, or 109%, increase compared to the first quarter of 2015. This increase was primarily driven by an $11.6, or 117%, increase in interest income. The interest income increase primarily resulted from the following:

•
a $10.7 million, or 119%, increase to $19.6 million in interest income on loans, resulting from an $841 million, or 81% higher average balance, due primarily to the addition of the First Security loan portfolio as well as organic loan growth; and

•	Net accretion income on acquired loans totaling $886,000.
The company recorded a $941,000 increase in tax equivalent interest income on investment securities due to the addition of the First Security portfolio. The increase resulted from a $223 million increase in the average balance of securities and was offset by a 29 basis point decline in the yield.
Interest expense for the three months ended March 31, 2016 totaled $2.6 million, a $1.8 million, or 199% increase from the same period of 2015. The rate paid on interest bearing liabilities increased 21 basis points from the first quarter of 2015 to the first quarter of 2016, driven by an increase in the balance of long-term debt to approximately $50 million in 2016, compared to zero in 2015. In addition, premium amortization of acquired time deposits reduced interest expense during the first quarter of 2016 in the amount of $308,000.
Taxable equivalent net interest margin increased to 3.26% for the three months ended March 31, 2016 compared to 2.86% the three months ended March 31, 2015. The primary reason for the increase in net interest margin quarter-over-quarter was the increase in loan volume and the higher yield earned on the First Security loan portfolio. Net accretion income on the acquired loans discount totaled $886,000 for the first quarter of 2016 and also contributed to the increase in net interest margin.
Overall funding costs remained relatively stable from the first quarter of 2015 to the first quarter of 2016 although the long-term debt issued in September of 2015 added a relatively high cost funding source to the balance sheet.
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

Table 2 - Average Balance Sheets and Net Interest Analysis
(Dollars in thousands; taxable equivalent)
	Three months ended March 31,
	2016			2015
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Deposits in other banks	$63,976	$173	1.09%	$39,710	$24	0.25%
Other short-term investments	29,768	99	1.34%	61,278	192	1.27%
Investment securities:
Taxable investment securities	338,880	1,498	1.78%	132,276	682	2.09%
Non-taxable investment securities(1)	18,848	157	3.35%	2,362	32	5.49%
Total investment securities	357,728	1,655	1.86%	134,638	714	2.15%
Total loans	1,881,749	19,625	4.19%	1,040,657	8,951	3.49%
FHLB stock	2,434	1	0.17%	4,633	42	3.68%
Total interest-earning assets	2,335,655	21,553	3.71%	1,280,916	9,923	3.14%
Non-earning assets	285,095			65,521
Total assets	$2,620,750			$1,346,437
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,117,316	1,050	0.38%	644,298	614	0.39%
Time deposits	267,330	224	0.34%	16,000	16	0.41%
Internet and brokered deposits	216,490	399	0.74%	125,542	112	0.36%
Total interest-bearing deposits	1,601,136	1,673	0.42%	785,840	742	0.38%
Other borrowings	99,357	149	0.60%	108,771	138	0.51%
Long-term debt	49,213	810	6.62%	—	—	—%
Total interest-bearing liabilities	1,749,706	2,632	0.61%	894,611	880	0.40%
Demand deposits	554,547			299,909
Other liabilities	24,691			9,986
Shareholders' equity	291,806			141,931
Total liabilities and shareholders' equity	$2,620,750			$1,346,437
Net interest spread			3.10%			2.74%
Net interest income and net interest margin(2)		$18,921	3.26%		$9,043	2.86%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 35%, reflecting the statutory federal income tax rate.
(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

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

Table 3 - Changes in Net Interest Income
(Dollars in thousands)
	Three Months Ended March 31, 2016 Compared to 2015 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change
Interest earning assets
Deposits in other banks	$66	$83	$149
Other short-term investments	(103)	10	(93)
Investment securities:
Taxable investment securities	922	(106)	816
Non-taxable investment securities	138	(13)	125
Total investment securities	1,060	(119)	941
Total loans	8,854	1,820	10,674
FHLB stock	(1)	(40)	(41)
Total interest-earning assets	9,876	1,754	11,630
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	451	(15)	436
Time deposits	211	(3)	208
Internet and brokered deposits	169	118	287
Total interest-bearing deposits	831	100	931
Total borrowings	(16)	27	11
Total long-term debt	810	—	810
Total interest-bearing liabilities	1,625	127	1,752
Change in net interest income	$8,251	$1,627	$9,878

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

For the three months ended March 31, 2016, the provision for loan losses was $368,000 an increase of $4,000 compared to the three months ended March 31, 2015. The slightly higher provision for the three months ended March 31, 2016 resulted from an increase in the general component of the allowance due to loan growth offset by a reduction in reserves for a specifically evaluated impaired credit. Specific loan loss allowances relating to impaired loans decreased to $0, compared to $708,000 at March 31, 2015. At March 31, 2016, nonperforming loans totaled $566,000 compared to zero at March 31, 2015. Net loan charge-offs were 0.35% and (0.01)%, respectively, of average loans (annualized) for the three months ended March 31, 2016 and 2015, respectively. The allowance for loan losses to total loans at March 31, 2016 was 0.93%, compared to 1.09% at March 31, 2015.

Noninterest Income
Noninterest income was $4.4 million for the first quarter of 2016 compared to $1.2 million for the first quarter of 2015. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(Dollars in thousands)
	Three months ended March 31,		Change
	2016	2015	$	%
Service charges	$1,498	$326	$1,172	360%
Securities gains, net	33	—	33	—
Gain on sale of other assets	48	—	48	—
Mortgage income	339	—	339	—
Trust income	314	—	314	—
Derivatives income	65	83	(18)	(22)
Bank owned life insurance	393	231	162	70
SBA lending activities	880	358	522	146
Tri net activities	383	—	383	—
Other noninterest income	467	184	283	154
Total noninterest income	$4,420	$1,182	$3,238	274%

Service charges of $1.5 million were up $1.2 million, or 360%, for the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily due to the addition of First Security deposits. Mortgage income and trust income were up from the first quarter of 2015 due to these new lines of business acquired from First Security. For the three months ended March 31, 2016, bank owned life insurance income of $393,000 was up $162,000, or 70% from the same period of the prior year due to the addition of policies acquired from First Security.

In addition, SBA lending activities increased $522,000, or 146%, compared to the first quarter of 2015, due to a higher level of loan sales. During the three months ended March 31, 2016 and 2015, guaranteed portions of 10 and 7 SBA loans with principal balances of $10.4 million and $4.8 million, respectively, were sold in the secondary market. During the first quarter of 2016, the TriNet lending division contributed $383,000 in noninterest income from the sale of loans.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(Dollars in thousands)
	Three months ended March 31,		Change
	2016	2015	$	%
Salaries and employee benefits	$10,555	$4,742	$5,813	123%
Occupancy	1,100	421	679	161
Equipment and software	686	219	467	213
Professional services	748	109	639	586
Postage, printing and supplies	169	24	145	604
Communications and data processing	916	331	585	177
Marketing and business development	267	46	221	480
FDIC premiums	398	166	232	140
Merger and conversion costs	749	508	241	47
Amortization of intangibles	762	—	762	—
Other noninterest expense	1,916	636	1,280	201
Total noninterest expense	$18,266	$7,202	$11,064	154%

Noninterest expense for the first quarter of 2016 was $18.3 million compared to $7.2 million for the first quarter of 2015. The increase from the prior year mostly reflects the inclusion of the expenses of First Security, as well as higher salaries, employee benefits, occupancy, equipment and software and data processing related to the acquisition of First Security.
Salaries and employee benefits expense for the three months ended March 31, 2016 totaled $10.6 million, an increase of $5.8 million, or 123%, from the same period in 2015. The increase was due to continued investment in new talent as well as additional staff from the First Security acquisition. Full time equivalent headcount totaled 353 at March 31, 2016, compared to 105 at March 31, 2015, an increase of 248 positions, mainly from the First Security acquisition.
Occupancy expense of $1.1 million for the first quarter of 2016 was up $679,000, or 161%, from the first quarter of 2015. The increase was due to a higher number of locations due to the acquisition.
Professional services fees increased $639,000 to $748,000 for the first quarter of 2016, compared to the first quarter of 2015. The increase was due to the addition of First Security as well as an overall higher cost associated with being a publicly traded company.
Communications and data processing expense was $916,000 for the three months ended March 31, 2016, an increase of $585,000 from the three months ended March 31, 2015. The increase was attributable to the acquisition of First Security, whose core systems are expected to convert to Atlantic Capital’s systems early in the third quarter of 2016.
Merger and conversion costs of $749,000 for the first quarter of 2016, were up $241,000 or 47% compared to the first quarter of 2015. Merger expenses include professional fees, severance and data conversion costs. During the three months ended March 31, 2016, the Company recorded $265,000 related to an estimated settlement of a shareholder lawsuit associated with the First Security acquisition, which is included in merger and conversion costs.
Atlantic Capital expects salary and benefits, occupancy, data processing and equipment expenses to decrease in future periods due to pending branch sales and merger-related costs to decrease in future periods following completion of the integration of First Security's operations.
Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $762,000 for the first quarter of 2016.

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
Income tax expense for the first quarter of 2016 was $1.7 million compared to income tax expense of $934,000 for the same period of 2015. The effective tax rate (as a percentage of pre-tax earnings) for the three months ended March 31, 2016 and 2015 was 37.0% and 35.3%, respectively. The increase in the effective tax rate for the first quarter of 2016 resulted from the impact of a higher federal statutory rate.
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
Based on all evidence considered, as of March 31, 2016 and 2015, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At March 31, 2016, Atlantic Capital had a deferred tax asset valuation allowance totaling $9.5 million due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constitutes a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of Atlantic Capital’s net operating loss carryforwards within the statutory carryforward periods.
FINANCIAL CONDITION
Total assets at March 31, 2016 and December 31, 2015 were $2.7 billion and $2.6 billion, respectively. Average total assets for the first quarter of 2016 were $2.6 billion, compared to $2.2 billion in the fourth quarter of 2015. The balances acquired from First Security were included in Atlantic Capital’s average balances subsequent to the acquisition date.
Loans
At March 31, 2016, total loans increased $96 million, or 5%, to $1.9 billion compared to $1.8 billion at December 31, 2015, primarily due to an increase of $39.5 million in the mortgage warehouse as well as a $32.6 million increase in commercial and industrial loans. Details of loans are provided in Table 6.

Table 6 - Loans
(Dollars in thousands)
	March 31, 2016	% of Total Loans	December 31, 2015	% of Total Loans

Loans held for sale
TriNet loans held for sale	$54,731		$58,934
Branch loans held for sale	34,288		35,470
Other loans held for sale	6,272		1,061
Total loans held for sale	$95,291		$95,465

Loans held for investment
Commercial loans:
Commercial and industrial	$499,634	26%	$467,083	26%
Commercial real estate:
Owner occupied	333,172	18	320,656	18
Non-owner occupied	510,425	27	525,757	29
Construction and land	183,439	10	166,358	9
Mortgage warehouse loans	123,875	7	84,350	5
Total commercial loans	1,650,545	87	1,564,204	87

Residential:
Residential mortgages	106,433	6	110,381	6
Home equity	83,094	4	80,738	5
Total residential loans	189,527	10	191,119	11

Consumer	30,905	2	30,451	2
Other	20,925	1	6,901	—
	1,891,902		1,792,675
Less net deferred fees and other unearned income	(5,139)		(2,006)
Less allowance for loan losses	(17,608)		(18,905)
Loans held for investment, net	$1,869,155		$1,771,764

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at March 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At March 31, 2016, Atlantic Capital’s nonperforming assets amounted to $2.3 million, or 0.08% of assets, compared to $10.5 million, or 0.40% of assets, at December 31, 2015. The decrease was primarily due to the first quarter 2016 payoff and sale of $7.7 million in loans classified as nonperforming as of December 31, 2015.
Nonaccrual loans totaled $409,000 and $7.8 million as of March 31, 2016 and December 31, 2015, respectively. The decrease was primarily due to the payoff and sale of loans classified as nonaccrual at December 31, 2015. Loans past due 90 days and still accruing totaled $157,000 at March 31, 2016 compared to $777,000 at December 31, 2015. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(Dollars in thousands)
	2016	2015
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonaccrual loans	$409	$7,772	$—	$—	$—
Loans past due 90 days and still accruing	157	777	—	—	—
Total nonperforming loans* (NPLs)	566	8,549	—	—	—
Other real estate owned	1,760	1,982	27	27	1,531
Total nonperforming assets (NPAs)	$2,326	$10,531	$27	$27	$1,531
NPLs as a percentage of total loans	0.02%	0.45%	—%	—%	—%
NPAs as a percentage of total assets	0.08	0.40	—	—	0.11
*Nonperforming loans exclude those loans which are purchased credit-impaired loans
Troubled Debt Restructurings

TDRs are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans. TDRs, which are accruing interest based on the restructured terms, are considered performing. Table 8 summarizes TDRs.

Table 8 - Troubled Debt Restructurings
(Dollars in thousands)
	March 31, 2016	December 31, 2015
Accruing TDRs	$4,607	$4,616
Nonaccruing TDRs	—	4,449
Total TDRs	$4,607	$9,065

Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $31.3 million and $16.8 million, respectively, as of March 31, 2016 and December 31, 2015. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.

Allowance for Loan Losses
At March 31, 2016, the allowance for loan losses totaled $17.6 million, or 0.93% of loans, compared to $18.9 million, or 1.06% of loans, at December 31, 2015. The decrease in the allowance was due to the payoff and sale of two relationships during the first quarter of 2016 that required specific reserves totaling $1.6 million at December 31, 2015.
Net charge-offs during the first quarter of 2016 and 2015 were $1.7 million and ($15,000), respectively. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(Dollars in thousands)
	2016	2015
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$18,905	$11,862	$11,985	$11,800	$11,421
Provision for loan losses	368	7,623	(137)	185	364
Loans charged-off:
Commercial and industrial	(1,465)	—	—	—	—
Commercial real estate	(140)	(500)	—	—	—
Consumer	(146)	(128)	—	—	—
Total loans charged-off	(1,751)	(628)	—	—	—
Recoveries on loans previously charged‑off:
Construction and land	15	—	14	—	15
Commercial and industrial	2	—	—	—	—
Consumer	69	48	—	—	—
Total recoveries	86	48	14	—	15
Balance at period end	$17,608	$18,905	$11,862	$11,985	$11,800

Net charge-offs (annualized) to average loans	0.35%	0.15%	(0.01)%	—%	(0.01)%
Allowance for loan losses to total loans	0.93	1.06	1.13	1.13	1.09

Investment Securities
Investment securities available-for-sale totaled $366.6 million at March 31, 2016, compared to $346.2 million at December 31, 2015. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of March 31, 2016, investment securities available-for-sale had a net unrealized loss of $1.3 million, compared to a net unrealized loss of $3.4 million as of December 31, 2015. Market changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of March 31, 2016.
Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. Details of investment securities at March 31, 2016 and December 31, 2015 are provided in Table 10.

Table 10 - Investment Securities
(dollars in thousands)
	March 31, 2016		December 31, 2015
Available for Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$—	$—	$4,952	$4,922
U.S. Government agencies	59,861	60,174	65,373	64,852
U.S. states and political divisions	36,809	37,048	27,751	27,790
Trust preferred securities	4,707	3,875	4,732	4,275
Corporate debt securities	24,110	23,524	20,653	20,517
Residential mortgage-backed securities-agency	242,500	242,020	226,142	223,865
Total	$367,987	$366,641	$349,603	$346,221
The effective duration of Atlantic Capital's investment securities at March 31, 2016 was 2.85.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at March 31, 2016 in Atlantic Capital’s other intangible assets.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.
LIQUIDITY AND CAPITAL RESOURCES
Deposits
At March 31, 2016, total deposits were $2.3 billion, an increase of $20.2 million, or 1%, since December 31, 2015. Noninterest-bearing demand increased $15.8 million, or 3%, and brokered deposits increased $45.6 million, or 25%, from December 31, 2015 to March 31, 2016. These increases were offset by decreases in money market and interest-bearing checking of $13.3 million and $17.7 million, respectively. At March 31, 2016, deposits totaling $198 million will be sold as part of the divestiture of seven legacy First Security branches, which is expected to occur during the second quarter of 2016.
Short-Term Borrowings
At March 31, 2016, and December 31, 2015, securities sold under repurchase agreements with commercial checking customers totaled $11.8 million and $11.9 million, respectively. There were no balances of federal funds purchased as of March 31, 2016 or December 31, 2015.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At March 31, 2016 and December 31, 2015, Atlantic Capital had FHLB advances of $60 million and $0, respectively.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at March 31, 2016.

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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At March 31, 2016, Atlantic Capital expected to maintain sufficient on-balance sheet liquidity to meet its funding needs.
At March 31, 2016, Atlantic Capital had access to $375.0 million in unsecured borrowings and $349.2 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.

Shareholders’ Equity and Capital Adequacy
Atlantic Capital and Atlantic Capital Bank are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.
Shareholders’ equity at March 31, 2016 was $296 million, an increase of $8.0 million, or 3%, from December 31, 2015. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $4.8 million, or 2%, from December 31, 2015.

Table 11 - Capital Ratios
(dollars in thousands)	Consolidated		Bank		Regulatory Guidelines
					Minimum			Well capitalized
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	Prior to January 1, 2015		Beginning January 1, 2015	Prior to January 1, 2015		Beginning January 1, 2015
Risk based ratios:
Common equity tier 1 capital	9.5%	9.8%	11.0%	11.4%	N/A	%	4.5%	N/A	%	6.5%
Tier 1 Capital	9.5	9.8	11.0	11.4	4.0		6.0	6.0		8.0
Total capital	12.4	12.9	11.8	12.3	8.0		8.0	10.0		10.0
Leverage ratio	8.7	9.9	10.1	11.6	4.0		4.0	5.0		5.0

Common equity tier 1 capital	$221,159	$215.812	$257,770	$251.727
Tier 1 capital	221,159	215,812	257,770	251,727
Total capital	288,687	284,663	276,058	271,312

Risk weighted assets	2,333,245	2,200,478	2,333,176	2,200,387
Quarterly average total assets for leverage ratio	2,547,567	2,174,918	2,550,227	2,175,049
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
Under the revised rules, Atlantic Capital’s common equity tier 1 ratio was 9.5% at March 31, 2016, compared to the fully phased-in, well-capitalized minimum of 7.0%, which includes the 2.5% minimum conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 12 - Tier 1 Common Equity Under Basel III
(dollars in thousands)

March 31, 2016
Tier 1 capital	$221,159
Less: restricted core capital	—
Tier 1 common equity	$221,159

Risk-adjusted assets	$2,333,245
Tier 1 common equity ratio	9.5%

Table 13 discloses the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully phased-in requirements that become effective during 2019.

Table 13 - Basel III Capital Requirements

	Basel III minimum requirement 2016	Basel III well capitalized 2016	Minimum Capital plus capital conservation buffer 2019
Common equity tier I to risk weighted assets	4.5%	6.5%	7.0%
Tier 1 capital to risk weighted assets	6.0	8.0	8.5
Total capital ratio to risk weighted assets	8.0	10.0	10.5
Leverage ratio	4.0	5.0	N/A
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At March 31, 2016, Atlantic Capital had issued commitments to extend credit of approximately $643 million and standby letters of credit of approximately $14 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations during the three months ended March 31, 2016 as compared to the year ended December 31, 2015.
RISK MANAGEMENT
Effective risk management is critical to Atlantic Capital’s success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although Atlantic Capital does not have total assets in excess of $10 billion, the Bank's board of directors has an Audit and Risk Committee that, among other responsibilities, provides oversight of enterprise-wide risk management activities. The Audit and Risk Committee reviews the Bank's activities in identifying, measuring and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, operational, strategic and reputational risks.) The committee monitors management's execution of risk management practices in accordance with the risk appetite of the Bank, reviews supervisory examination reports together with management's response to such examinations and discusses legal matters that may have a material impact on the financial statements or Atlantic Capital's compliance policies. With guidance from and oversight by the Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of March 31, 2016, indicates that, over a 12-month period, net interest income is estimated to increase by 12.39% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan book consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 14 provides the impact on net interest income resulting from various interest rate scenarios as of March 31, 2016 and December 31, 2015.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	March 31, 2016	December 31, 2015
+100	5.58%	6.52%
+200	12.39	14.00
+300	19.52	21.99
Atlantic Capital also utilizes the market value of equity (MVE) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of March 31, 2016, the MVE calculated with a 200-basis point shock up in rates decreased by 1.10% from the base case MVE value. Table 15 presents the MVE profile as of March 31, 2016 and December 31, 2015.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	March 31, 2016	December 31, 2015
+100	0.62%	2.57%
+200	(1.10)	2.29
+300	(2.74)	2.47
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, the Company and the Bank are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal matter which would result in a material adverse change, either individually or in the aggregate, in the consolidated financial condition or results of operations of the Company.
Two putative shareholder class action lawsuits were filed in connection with the merger. Knutson v. First Security Group, Inc. et al., filed April 15, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, and the Company as defendants. Meade v. Kramer, et al., filed April 24, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, FSGBank, the Company, and the Bank as defendants. Each of these complaints alleges, among other things, that the First Security directors breached their fiduciary duties in connection with the negotiation and approval of the merger agreement and that the other named defendants, including the Company, aided and abetted those alleged breaches of fiduciary duties. Among other relief, the plaintiffs sought injunctive relief preventing the parties from consummating the merger, rescission of the transactions completed by the merger agreement, an award of attorney’s fees and expenses for plaintiffs and other forms of relief. On June 1, 2015, the Chancery Court entered an order consolidating these two suits under the caption In re First Security Group, Inc. Stockholder Litigation, Case No. 15-0212. On June 25, 2015, the plaintiffs filed an amended and consolidated class action complaint in the Chancery Court for Hamilton County, Chattanooga. The amended complaint repeats many of the same allegations of the original complaints but also makes additional allegations with respect to disclosures contained in the joint proxy statement/prospectus. On July 24, 2015, the defendants filed motions to dismiss the amended complaint.

On August 25, 2015, First Security, the Company and the other named defendants and the plaintiffs entered into a Memorandum of Understanding (the “MOU”) regarding the settlement of the above-described lawsuits. The MOU agreed on the terms of a settlement of the lawsuits, including the dismissal with prejudice of the suit captioned In re First Security Group, Inc. Stockholder Litigation and a release of all claims that were made or could have been made therein against all of the defendants. The parties have agreed on a Stipulation of Settlement, a Proposed Order on Notice and Scheduling, a Proposed Notice to class members, and a Proposed Final Order and those documents have been submitted to the Chancery Court for Hamilton County, Tennessee. In addition, in connection with the settlement and as provided in the MOU, the parties have agreed on an amount of attorneys’ fees and expenses, $265,000, that Plaintiffs’ counsel will request from the Court and to which the defendants will not object. The proposed settlement is conditioned upon, among other things, final approval of the proposed settlement by the Court after notice is given to shareholders. There can be no assurance that the court will approve the settlement in all respects and if the court does not approve the proposed settlement, the proposed settlement as contemplated by the MOU could become void. The settlement will not affect the amount of the merger consideration that First Security shareholders received in the merger.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report, under Part I, Item 1A “Risk Factors,” because these risk factors may affect the operations and financial results of the Company. Our evaluation of our risk factors has not changed materially since those discussed in the Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

ATLANTIC CAPITAL BANCSHARES, INC.

/s/ Douglas L. Williams
Douglas L. Williams
Chief Executive Officer (Principal Executive Officer)

/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 13, 2016

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Atlantic Capital Bancshares, Inc.*
3.2	Amended and Restated Bylaws of Atlantic Capital Bancshares, Inc.*
10.1	Form of Amendment to Warrant Agreement (Executives and Directors)**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) the Notes to the Unaudited Consolidated Financial Statements

* Incorporated by reference to Atlantic Capital’s Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.
**Management contract or compensatory plan or arrangement.