Form 10-Q
period 2016-06-30
Atlantic Capital Bancshares, Inc.
filed 2016-08-12
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 24,838,735 shares outstanding as of August 1, 2016

Atlantic Capital Bancshares, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
(in thousands, except share and per share data)	(unaudited)
ASSETS
Cash and due from banks	$40,309	$45,848
Interest-bearing deposits in banks	239,387	130,900
Other short-term investments	20,548	26,137
Cash and cash equivalents	300,244	202,885
Securities available-for-sale	328,370	346,221
Other investments	22,575	8,034
Loans held for sale	29,061	95,465
Loans held for investment	1,942,137	1,790,669
Less: allowance for loan losses	(18,377)	(18,905)
Loans, held for investment, net	1,923,760	1,771,764
Branch premises held for sale	—	7,200
Premises and equipment, net	21,770	23,145
Bank owned life insurance	61,378	60,608
Goodwill and intangible assets, net	31,674	35,232
Other real estate owned	951	1,982
Other assets	88,039	86,244
Total assets	$2,807,822	$2,638,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$592,043	$544,561
Interest-bearing checking	231,091	232,868
Savings	30,839	28,922
Money market	913,094	875,441
Time	178,615	183,206
Brokered deposits	212,623	183,810
Deposits to be assumed in branch sale	—	213,410
Total deposits	2,158,305	2,262,218
Federal funds purchased and securities sold under agreements to repurchase	14,047	11,931
Federal Home Loan Bank borrowings	240,000	—
Long-term debt	49,281	49,197
Other liabilities	42,123	27,442
Total liabilities	2,503,756	2,350,788
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, no par value – 100,000,000 shares authorized; 24,750,163 and 24,425,546 shares issued and outstanding as of June 30, 2016, and December 31, 2015, respectively	289,353	286,367
Retained earnings	11,219	3,141
Accumulated other comprehensive income (loss)	3,494	(1,516)
Total shareholders’ equity	304,066	287,992
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,807,822	$2,638,780

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$20,282	$9,500	$39,907	$18,451
Investment securities – available-for-sale	1,327	710	2,928	1,413
Interest and dividends on other interest-earning assets	507	271	780	529
Total interest income	22,116	10,481	43,615	20,393
INTEREST EXPENSE
Interest on deposits	1,841	769	3,514	1,511
Interest on Federal Home Loan Bank advances	147	117	191	231
Interest on federal funds purchased and securities sold under agreements to repurchase	87	25	154	49
Interest on long-term debt	832	—	1,642	—
Other	—	—	38	—
Total interest expense	2,907	911	5,539	1,791
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	19,209	9,570	38,076	18,602
Provision for loan losses	777	185	1,145	549
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,432	9,385	36,931	18,053
NONINTEREST INCOME
Service charges	1,392	501	2,890	827
Gain on sales of securities available-for-sale	11	—	44	—
Gain on sales of other assets	31	—	79	—
Mortgage income	447	—	786	—
Trust income	386	—	700	—
Derivatives income	98	65	163	148
Bank owned life insurance	398	1,336	791	1,567
SBA lending activities	1,204	903	2,084	1,261
TriNet gains on sale	761	—	1,144	—
Gains on sale of branches	3,885	—	3,885	—
Other noninterest income	267	223	734	407
Total noninterest income	8,880	3,028	13,300	4,210
NONINTEREST EXPENSE
Salaries and employee benefits	10,420	4,836	20,975	9,578
Occupancy	1,274	423	2,374	844
Equipment and software	724	225	1,410	444
Professional services	760	273	1,508	382
Postage, printing and supplies	159	18	328	42
Communications and data processing	694	342	1,610	673
Marketing and business development	317	77	584	123
FDIC premiums	493	189	891	355
Merger and conversion costs	1,210	756	1,959	1,264
Amortization of intangibles	668	—	1,430	—
Other noninterest expense	2,224	682	4,140	1,318
Total noninterest expense	18,943	7,821	37,209	15,023
INCOME BEFORE PROVISION FOR INCOME TAXES	8,369	4,592	13,022	7,240
Provision for income taxes	3,222	1,690	4,944	2,624
NET INCOME	$5,147	$2,902	$8,078	$4,616
NET INCOME PER SHARE:
Net income per share – basic	$0.21	$0.21	$0.33	$0.34
Net income per share – diluted	$0.20	$0.21	$0.32	$0.33

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$5,147	$2,902	$8,078	$4,616
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $1,043, $(400), $2,683, and $(152), respectively	1,660	(645)	4,295	(246)
Reclassification adjustment for gains included in net income net of tax of $4, $0, $17, and $0, respectively	(7)	—	(27)	—
Unrealized gains (losses) on available-for-sale securities, net of tax	1,653	(645)	4,268	(246)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $106, $(71), $470, and $182, respectively	169	(114)	742	294
Changes from cash flow hedges	169	(114)	742	294
Other comprehensive income (loss), net of tax	1,822	(759)	5,010	48
Comprehensive income	$6,969	$2,143	$13,088	$4,664

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Treasury Stock	Total
Balance - December 31, 2014	13,497,118	$136,335	$4,460	$609	$(475)	$140,929
Comprehensive income:
Net Income	—	—	4,616	—	—	4,616
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(246)	—	(246)
Change in unrealized gains on cash flow hedges	—	—	—	294	—	294
Total comprehensive income						4,664
Acquisition of treasury stock	—	—	—	—	(707)	(707)
Issuance of restricted stock	62,091	—	—	—	—	—
Restricted stock activity	—	314	—	—	—	314
Issuance of common stock for long-term incentive plan	102,758	1,285	—	—	—	1,285
Stock-based compensation	—	—	—	—	—	—
Balance - June 30, 2015	13,661,967	$137,934	$9,076	$657	$(1,182)	$146,485

Balance - December 31, 2015	24,425,546	$286,367	$3,141	$(1,516)	$—	$287,992
Comprehensive income:
Net Income	—	—	8,078	—	—	8,078
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	4,268	—	4,268
Change in unrealized gains on cash flow hedges	—	—	—	742	—	742
Total comprehensive income						13,088
Acquisition of treasury stock	—	—	—	—	—	—
Issuance of restricted stock	61,884	—	—	—	—	—
Issuance of common stock for option exercises	196,584	1,349	—	—	—	1,349
Issuance of common stock for long-term incentive plan	66,149	884	—	—	—	884
Restricted stock activity	—	307	—	—	—	307
Stock-based compensation	—	446	—	—	—	446
Balance - June 30, 2016	24,750,163	$289,353	$11,219	$3,494	$—	$304,066

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$8,078	$4,616
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,145	549
Depreciation, amortization, and accretion	2,960	978
Amortization of restricted stock compensation	307	314
Stock option compensation	446	—
Gain on sales of available-for-sale securities	(44)	—
Net write downs and (gains) on sales of other real estate owned	(64)	(86)
Net increase in cash value of bank owned life insurance	(770)	(319)
Gain on bank owned life insurance	—	(1,112)
Net gains on sale of branches	(3,885)	—
Changes in operating assets and liabilities -
Net change in loans held for sale	31,255	—
Net (increase) decrease in other assets	71	(363)
Net increase (decrease) in accrued expenses and other liabilities	7,525	(1,911)
Net cash provided by operating activities	47,024	2,666
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	21,147	9,638
Maturities and calls	20,932	3,367
Sales	65,103	—
Purchases	(77,270)	(21,184)
Net increase in loans held for investment	(153,192)	(18,728)
(Purchases) proceeds of Federal Home Loan Bank stock, net	(11,544)	(1,158)
(Purchases) proceeds of Federal Reserve Bank stock, net	(3,055)	—
Proceeds from bank owned life insurance benefits	—	1,886
Proceeds from sales of other real estate	1,146	1,590
Net cash paid for branch divestiture	(140,295)	—
Purchases of premises and equipment, net	(417)	(209)
Net cash used in investing activities	(277,445)	(24,798)
FINANCING ACTIVITIES
Net change in deposits	86,334	(2,784)
Net change in short-term borrowings	—	30,000
Proceeds from Federal Home Loan Bank advances	570,000	439,000
Repayments of Federal Home Loan Bank advances	(330,000)	(410,168)
Proceeds from exercise of stock options	1,446	—
Acquisition of treasury stock	—	(707)
Net cash provided by financing activities	327,780	55,341
NET CHANGE IN CASH AND CASH EQUIVALENTS	97,359	33,209
CASH AND CASH EQUIVALENTS – beginning of period	202,885	94,250
CASH AND CASH EQUIVALENTS – end of period	$300,244	$127,459

	Six Months Ended
	June 30,
	2016	2015
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$5,772	$1,804
Income taxes paid	$(2,372)	$2,201

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
NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-13 "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Atlantic Capital is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company's consolidated financial statements and disclosures.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer's income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance, however all of the guidance must be adopted in the same period. If early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The adoption of this guidance is not expected to have a material effect on Atlantic Capital's financial position or results of operations.

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

NOTE 3 – ACQUISITIONS AND DIVESTITURES

On October 31, 2015, Atlantic Capital completed the acquisition of First Security. First Security operated twenty-five branches in Georgia and Tennessee. In connection with the acquisition, Atlantic Capital acquired approximately $801.1 million of loans and assumed approximately $970.0 million of deposits.

Acquisition-related costs totaled $1.2 million and $2.0 million for the three and six months ended June 30, 2016, and $756,000 and $1.3 million for the three and six months ended June 30, 2015, respectively, and were included in noninterest expense in the consolidated income statement. Acquisition related costs primarily include severance costs, professional services, data processing fees related to systems conversion and other noninterest expenses.

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

Divestiture of Branches

On December 17, 2015, the Bank entered into two separate definitive agreements to sell seven branches in the Bank’s Tennessee market. The agreement with First Freedom Bank included the sale of three branches located in Algood, Cookeville and Gainesboro, Tennessee for a premium of 2.25%. The agreement with Athens Federal Community Bank, N.A. included the sale of four branches in Athens, Lenoir City, Madisonville and Sweetwater, Tennessee for a premium of 3.50%. Both transactions closed in the second quarter of 2016 and resulted in a combined gain of $3.9 million as well as a reduction of approximately $191.0 million in deposits, approximately $34.7 million in loans and approximately $8.6 million in other assets. The gain was somewhat reduced by an impairment of $2.0 million in core deposit intangibles, which was offset by a $344,000 reversal in time deposit premium. There were also $305,000 of expenses associated with the divestitures included in noninterest expense in the second quarter of 2016.

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds and repurchase agreements for short-term liquidity needs.
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of June 30, 2016 and December 31, 2015.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
June 30, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$13,463	$—	$13,463	$(13,463)	$—	$—
Derivatives	17,042	—	17,042	—	—	17,042
Total	$30,505	$—	$30,505	$(13,463)	$—	$17,042
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$14,047	$—	$14,047	$(10,946)	$—	$3,101
Derivatives	15,471	—	15,471	(15,592)	(2,311)	—
Total	$29,518	$—	$29,518	$(26,538)	$(2,311)	$3,101

				Gross Amounts not Offset in the Balance Sheet
December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$13,666	$—	$13,666	$(13,666)	$—	$—
Derivatives	6,554	—	6,554	—	—	6,554
Total	$20,220	$—	$20,220	$(13,666)	$—	$6,554
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$11,931	$—	$11,931	$(14,744)	$—	$—
Derivatives	6,163	—	6,163	(10,268)	(3,240)	—
Total	$18,094	$—	$18,094	$(25,012)	$(3,240)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at June 30, 2016 and December 31, 2015.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2016
Debt securities—
U.S. Government agencies	$25,192	$285	$(29)	$25,448
U.S. states and political divisions	49,925	1,219	(25)	51,119
Trust preferred securities	4,714	—	(514)	4,200
Corporate debt securities	23,092	374	(882)	22,584
Residential mortgage-backed securities-agency	221,883	3,949	(813)	225,019
Total	$324,806	$5,827	$(2,263)	$328,370

December 31, 2015
Debt securities—
U.S. treasuries	$4,952	$3	$(33)	$4,922
U.S. Government agencies	65,373	249	(770)	64,852
U.S. states and political divisions	27,751	301	(262)	27,790
Trust preferred securities	4,732	—	(457)	4,275
Corporate debt securities	20,653	52	(188)	20,517
Residential mortgage-backed securities-agency	226,142	1,019	(3,296)	223,865
Total	$349,603	$1,624	$(5,006)	$346,221

The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$4,003	$4,015
Over 1 year through 5 years	15,475	15,281
5 years to 10 years	44,711	45,136
Over 10 years	38,734	38,919
	102,923	103,351
Mortgage-backed residential securities	221,883	225,019
Total	$324,806	$328,370

The following table summarizes available-for-sale securities in an unrealized loss position as of June 30, 2016 and December 31, 2015.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2016
U.S. Government agencies	$—	$—	3,146	$(29)	$3,146	$(29)
U.S. states and political divisions	3,537	(25)	—	—	3,537	(25)
Trust preferred securities	—	—	4,200	(514)	4,200	(514)
Corporate debt securities	5,789	(882)	—	—	5,789	(882)
Residential mortgage-backed securities	78,876	(561)	25,345	(252)	104,221	(813)
Totals	$88,202	$(1,468)	$32,691	$(795)	$120,893	$(2,263)
December 31, 2015
U.S. treasuries	$—	$(33)	$—	$—	$—	$(33)
U.S. Government agencies	24,380	(526)	22,218	(244)	46,598	(770)
U.S. states and political divisions	11,280	(249)	2,248	(13)	13,528	(262)
Trust preferred securities	—	—	4,275	(457)	4,275	(457)
Corporate debt securities	15,168	(188)	—	—	15,168	(188)
Residential mortgage-backed securities	143,611	(2,634)	40,152	(662)	183,763	(3,296)
Totals	$194,439	$(3,630)	$68,893	$(1,376)	$263,332	$(5,006)

At June 30, 2016, there were 63 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2016 and December 31, 2015 were primarily attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or six months ended June 30, 2016 or 2015.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Proceeds from sales	$60,150	$—	$65,103	$—
Gross realized gains	416	—	449	—
Gross realized losses	(405)	—	(405)	—
Net gains on sales of securities	$11	$—	$44	$—

Investment securities with a carrying value of $91.6 million and $39.3 million were pledged to secure borrowings at June 30, 2016 and December 31, 2015, respectively.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of June 30, 2016 and December 31, 2015, is summarized below.

	June 30, 2016	December 31, 2015
	(in thousands)
Loans held for sale
TriNet loans held for sale	$26,580	$58,934
Branch loans held for sale	—	35,470
Other loans held for sale	2,481	1,061
Total loans held for sale	$29,061	$95,465

Loans held for investment
Commercial loans:
Commercial and industrial	$508,516	$467,083
Commercial real estate	862,196	846,413
Construction and land	209,147	166,358
Mortgage warehouse loans	126,108	84,350
Total commercial loans	1,705,967	1,564,204
Residential:
Residential mortgages	103,313	110,381
Home equity	80,321	80,738
Total residential loans	183,634	191,119
Consumer	29,788	30,451
Other	28,168	6,901
Total loans	1,947,557	1,792,675
Less net deferred fees and other unearned income	(5,420)	(2,006)
Less allowance for loan losses	(18,377)	(18,905)
Loans held for investment, net	$1,923,760	$1,771,764

At June 30, 2016 and December 31, 2015, loans with a carrying value of $530.8 million and $168.1 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At June 30, 2016 and December 31, 2015, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $19.7 million and $24.3 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(in thousands)
Balance at beginning of period	$2,088	$2,369
Additions due to acquisitions	—	—
Accretion	(262)	(543)
Balance at end of period	$1,826	$1,826

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At June 30, 2016, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $4.7 million.
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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2016 and 2015.

	2016				2015
Three Months Ended June 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$15,613	$1,502	$493	$17,608	$11,290	$327	$183	$11,800
Provision for loan losses	861	(88)	4	777	75	71	39	185
Loans charged-off	(5)	(25)	(38)	(68)	—	—	—	—
Recoveries	—	—	60	60	—	—	—	—
Total ending allowance balance	$16,469	$1,389	$519	$18,377	$11,365	$398	$222	$11,985

	2016				2015
Six Months Ended June 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$16,537	$1,981	$387	$18,905	$10,967	$347	$107	$11,421
Provision for loan losses	1,525	(567)	187	1,145	383	51	115	549
Loans charged-off	(1,610)	(25)	(184)	(1,819)	—	—	—	—
Recoveries	17	—	129	146	15	—	—	15
Total ending allowance balance	$16,469	$1,389	$519	$18,377	$11,365	$398	$222	$11,985

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
Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. Atlantic Capital’s policy is to place loans on nonaccrual status, when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not both well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.
Purchased credit impaired ("PCI") loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at June 30, 2016 or December 31, 2015, as the carrying value of the respective loan or pool of loans' cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans being accounted for under ASC 310-30.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of June 30, 2016 and December 31, 2015.

June 30, 2016	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$651	$—	$—	$651
Collectively evaluated for impairment	15,818	1,389	519	17,726
PCI	—	—	—	—
Total ending allowance balance	$16,469	$1,389	$519	$18,377

Loans:
Loans individually evaluated for impairment	$4,996	$—	$—	$4,996
Loans collectively evaluated for impairment	1,686,852	178,035	57,941	1,922,828
PCI	14,119	5,599	15	19,733
Total ending loans balance	$1,705,967	$183,634	$57,956	$1,947,557

December 31, 2015	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,619	$—	$—	$1,619
Collectively evaluated for impairment	14,918	1,981	387	17,286
PCI	—	—	—	—
Total ending allowance balance	$16,537	$1,981	$387	$18,905

Loans:
Loans individually evaluated for impairment	$12,049	$—	$—	$12,049
Loans collectively evaluated for impairment	1,534,507	184,447	37,323	1,756,277
PCI	17,648	6,672	29	24,349
Total ending loans balance	$1,564,204	$191,119	$37,352	$1,792,675

The following tables present information on Atlantic Capital’s impaired loans for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016					2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$2,843	$2,843	$—	$2,811	$36	$—	$—	$—	$—	$—
Commercial real estate	557	416	—	413	21	1,659	1,659	—	1,659	14
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$3,400	$3,259	$—	$3,224	$57	$1,659	$1,659	$—	$1,659	$14
Impaired loans with an allowance recorded:
Commercial and industrial	$78	$78	$390	$78	$—	$—	$—	$—	$—	$—
Commercial real estate	1,659	1,659	261	1,659	6	4,895	4,895	725	4,900	33
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$1,737	$1,737	$651	$1,737	$6	$4,895	$4,895	$725	$4,900	$33
Total impaired loans	$5,137	$4,996	$651	$4,961	$63	$6,554	$6,554	$725	$6,559	$47

	For the Six Months Ended June 30,
	2016					2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$2,843	$2,843	$—	$2,774	$72	$—	$—	$—	$—	$—
Commercial real estate	557	416	—	413	21	1,659	1,659	—	1,659	27
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$3,400	$3,259	$—	$3,187	$93	$1,659	$1,659	$—	$1,659	$27
Impaired loans with an allowance recorded:
Commercial and industrial	$78	$78	$390	$78	$—	$—	$—	$—	$—	$—
Commercial real estate	1,659	1,659	261	1,659	27	4,895	4,895	725	4,911	66
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$1,737	$1,737	$651	$1,737	$27	$4,895	$4,895	$725	$4,911	$66
Total impaired loans	$5,137	$4,996	$651	$4,924	$120	$6,554	$6,554	$725	$6,570	$93

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. Troubled debt restructurings ("TDR") are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
Atlantic Capital did not modify any new loans as a TDR during the three and six months ended June 30, 2016 and 2015, and no previous TDRs defaulted during those periods. As of June 30, 2016 and December 31, 2015, TDR balances totaled $4.7 million and $9.1 million, respectively.
Atlantic Capital individually rates loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, consumer credit risk scores (FICO scores), rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. Atlantic Capital uses a dual rating system. The likelihood of default of a credit transaction is graded in the Obligor Rating. The risk of loss given default is graded in the Facility Rating. The Obligor Rating is determined through credit analysis. Facility Ratings are used to describe the value to the Bank that the collateral represents. Facility Ratings are based on the collateral package or market expectations regarding the value or liquidity of the collateral. Ratings are generally reviewed at least annually or more frequently if there is a material change in creditworthiness. Exceptions to this policy may include well collateralized term loans and loans to individuals with limited exposure or complexity.
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
As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
June 30, 2016
Commercial and industrial	$487,264	$718	$13,033	$75	$—	$501,090
Commercial real estate	846,750	5,086	3,807	416	—	856,059
Construction and land	203,763	4,828	—	—	—	208,591
Residential mortgages	97,900	1,150	701	158	—	99,909
Home equity	77,823	—	303	—	—	78,126
Mortgage warehouse	126,108	—	—	—	—	126,108
Consumer/Other	57,840	77	16	8	—	57,941
Total loans, excluding PCI loans	$1,897,448	$11,859	$17,860	$657	$—	$1,927,824
Commercial and industrial	$6,506	$90	$830	$—	$—	$7,426
Commercial real estate	5,557	382	198	—	—	6,137
Construction and land	244	273	39	—	—	556
Residential mortgages	413	1,444	1,547	—	—	3,404
Home equity	31	1,446	718	—	—	2,195
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	3	2	10	—	—	15
Total PCI loans	$12,754	$3,637	$3,342	$—	$—	$19,733

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2015
Commercial and industrial	$450,523	$2,507	$2,707	$3,235	$—	$458,972
Commercial real estate	826,339	5,411	1,659	4,449	—	837,858
Construction and land	161,226	4,150	—	—	—	165,376
Residential mortgages	105,948	—	200	—	—	106,148
Home equity	78,189	—	110	—	—	78,299
Mortgage warehouse	84,350	—	—	—	—	84,350
Consumer/Other	37,312	11	—	—	—	37,323
Total loans, excluding PCI loans	$1,743,887	$12,079	$4,676	$7,684	$—	$1,768,326
Commercial and industrial	$—	$5,142	$2,786	$183	$—	$8,111
Commercial real estate	1,063	850	5,465	1,177	—	8,555
Construction and land	27	354	601	—	—	982
Residential mortgages	—	1,929	2,053	251	—	4,233
Home equity	—	1,606	492	341	—	2,439
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	15	13	1	—	29
Total PCI loans	$1,090	$9,896	$11,410	$1,953	$—	$24,349

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans.

	As of June 30, 2016
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$505,456	$2,985	$—	$75	$7,426	$508,516
Commercial real estate	861,576	204	—	416	6,137	862,196
Construction and land	209,147	—	—	—	556	209,147
Residential mortgages	102,757	298	100	158	3,404	103,313
Home equity	80,189	122	10	—	2,195	80,321
Mortgage warehouse	126,108	—	—	—	—	126,108
Consumer	57,766	27	155	8	15	57,956
Total Loans	$1,942,999	$3,636	$265	$657	$19,733	$1,947,557

	As of December 31, 2015
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$455,647	$—	$90	$3,235	$8,111	$467,083
Commercial real estate	832,845	—	564	4,449	8,555	846,413
Construction and land	165,376	—	—	—	982	166,358
Residential mortgages	106,042	106	—	—	4,233	110,381
Home equity	78,299	—	—	—	2,439	80,738
Mortgage warehouse	84,350	—	—	—	—	84,350
Consumer	37,082	30	123	88	29	37,352
Total Loans	$1,759,641	$136	$777	$7,772	$24,349	$1,792,675

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets as of June 30, 2016 and December 31, 2015 is summarized below:

	June 30,	December 31,
	2016	2015
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(1,957)	(526)
Less: impairment related to divested branches	(1,948)	—
Core deposit intangible, net	5,639	9,018
Servicing assets, net	3,589	2,862
Total other intangibles, net	9,228	11,880
Goodwill	22,446	23,352
Total goodwill and other intangible assets, net	$31,674	$35,232

NOTE 8 – SERVICING RIGHTS

SBA Servicing Rights

SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in other assets. As of June 30, 2016 and December 31, 2015, the balance of SBA loans sold and serviced by Atlantic Capital totaled $85.5 million and $65.9 million, respectively.

Changes in the balance of servicing assets for the three and six months ended June 30, 2016 and 2015 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
SBA Loan Servicing Rights	2016	2015	2016	2015
	(in thousands)
Beginning carrying value, net	$1,860	$848	$1,687	$782
Additions	359	269	561	360
Amortization	(102)	(62)	(131)	(87)
Impairment	—	—	—	—
Ending carrying value	$2,117	$1,055	$2,117	$1,055

At June 30, 2016, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Asset	June 30, 2016
(dollars in thousands)
Fair value of retained servicing assets	$2,232
Weighted average life	6.73 years
Prepayment speed:	7.66%
Decline in fair value due to a 10% adverse change	$(76)
Decline in fair value due to a 20% adverse change	$(135)
Weighted average discount rate	11.23%
Decline in fair value due to a 100 bps adverse change	$(86)
Decline in fair value due to a 200 bps adverse change	$(153)

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

TriNet Servicing Rights

Changes in the balance of TriNet servicing assets for the three and six months ended June 30, 2016 and 2015 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
TriNet Servicing Rights	2016	2015	2016	2015
	(in thousands)
Beginning carrying value, net	$1,352	$—	$1,175	$—
Additions	179	—	406	—
Amortization	(60)	—	(110)	—
Impairment	—	—	—	—
Ending carrying value	$1,471	$—	$1,471	$—

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive income (loss) balances for the applicable periods.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2016
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$2,724	$(1,052)	$1,672	$(2,455)	$939	$(1,516)
Unrealized net gains (losses) on investment securities available-for-sale	2,703	(1,043)	1,660	6,978	(2,683)	4,295
Reclassification adjustment for net realized gains (losses) on investment securities available-for-sale	(11)	4	(7)	(44)	17	(27)
Unrealized net gains (losses) on derivatives	275	(106)	169	1,212	(470)	742
Accumulated other comprehensive income (loss) end of period	$5,691	$(2,197)	$3,494	$5,691	$(2,197)	$3,494

	For the Three Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2015
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$2,294	$(878)	$1,416	$986	$(377)	$609
Unrealized net gains (losses) on investment securities available-for-sale	(1,045)	400	(645)	(398)	152	(246)
Reclassification adjustment for net realized gains on investment securities available-for-sale	—	—	—	—	—	—
Unrealized net gains (losses) on derivatives	(185)	71	(114)	476	(182)	294
Accumulated other comprehensive income (loss) end of period	$1,064	$(407)	$657	$1,064	$(407)	$657

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
The following table represents the earnings per share calculations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands, except per share amounts)
Net income available to common shareholders	$5,147	$2,902	$8,078	$4,616
Weighted average shares outstanding
Basic (1)	24,644,755	13,552,820	24,565,328	13,509,441
Effect of dilutive securities:
Stock options and warrants	513,939	342,270	517,640	337,534
Diluted	25,158,694	13,895,090	25,082,968	13,846,975
Income per common share:
Basic	$0.21	$0.21	$0.33	$0.34
Diluted	$0.20	$0.21	$0.32	$0.33
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options and warrants outstanding of 259,044 at June 30, 2016 and 0 at June 30, 2015 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented.
The Amended and Restated Articles of Incorporation of Atlantic Capital, which were approved by the Board of Directors on March 24, 2015 and by Atlantic Capital’s shareholders on May 21, 2015, authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Prior periods have been restated to reflect the change in the par value of the common stock from $1 to no par value.
At June 30, 2016, 24,750,163 shares of common stock were issued and outstanding. At December 31, 2015, 24,425,546 shares of common stock were issued and outstanding.
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
Cash Flow Hedges
At June 30, 2016, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2016 and December 31, 2015, Atlantic Capital had interest rate swaps designated as cash flow hedges with an aggregate notional amount of $50.0 million, respectively.

No hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2016 or 2015. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $429,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. At June 30, 2016 and December 31, 2015, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $150.2 million and $137.1 million, respectively.
Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option the Bank entered into a dealer facing trade exactly mirroring the terms in the loan addendum.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At June 30, 2016 and December 31, 2015, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $17.9 million and $13.5 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At June 30, 2016 and December 31, 2015, Atlantic Capital had credit risk participation agreements with a notional amount of $21.8 million and $22.4 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of June 30, 2016 and December 31, 2015:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		June 30, 2016		December 31, 2015
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$50,000	$1,778	$50,000	$474

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		June 30, 2016		December 31, 2015
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$75,117	$3,449	$68,560	$1,617
Zero premium collar	Other assets	100,078	11,815	101,407	4,463
		$175,195	$15,264	$169,967	$6,080

Dealer offsets to customer swap positions	Other liabilities	$75,117	$3,654	$68,560	$1,697
Credit risk participation	Other liabilities	21,821	2	22,447	3
Dealer offset to zero premium collar	Other liabilities	100,078	11,815	101,407	4,463
		$197,016	$15,471	$192,414	$6,163
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and six months ended June 30, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships
	Three months ended June 30,					Six months ended June 30,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)			Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2016	2015	Location	2016	2015	2016	2015	Location	2016	2015
Interest rate swaps	$169	$(114)	Interest income	$183	$153	$742	$294	Interest income	$369	$221

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
Subordinated debt is summarized as follows.

	June 30, 2016	December 31, 2015
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	719	803
Subordinated debt, net	$49,281	$49,197
All subordinated debt outstanding at June 30, 2016 matures after more than five years.

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

As of June 30, 2016, approximately 4,000,000 additional awards could be granted under the plan. Through June 30, 2016, incentive stock options, nonqualified stock options, restricted and non-restricted stock awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

As of June 30, 2016 and December 31, 2015, warrants for 473,000 and 588,000 shares, respectively, were outstanding for the purchase of common stock at a price of $10.00 per warrant. The warrants were issued as of May 14, 2007, the date of issuance of common stock sold in the initial private placement, and are exercisable for a period of ten years following the issuance.

The Company estimates the fair value of its options and warrants awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options or warrants granted during the six months ended June 30, 2016 and 2015.

The following table represents stock option and warrant activity for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	2,369,759	$11.30
Exercised	(388,528)	10.03
Forfeited	(6,267)	10.83
Expired	(1,071)	73.53
Outstanding, June 30, 2016	1,973,893	$11.52	4.02	$6,039

Exercisable, June 30, 2016	1,590,183	$10.96	2.91	$5,704

Atlantic Capital recognized compensation expense relating to stock options of $203,000 and $445,000 for the three and six months ended June 30, 2016, respectively. No compensation expense related to stock options was recognized in the three and six months ended June 30, 2015. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

The following table represents restricted stock activity for the six months ended June 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2015	217,658	$13.07
Granted	61,884	14.06
Vested	(49,658)	11.45
Forfeited	(8,789)	13.87
Outstanding, June 30, 2016	221,095	$13.68

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended June 30, 2016 and 2015, compensation expense of $205,000 and $190,000, respectively, was recognized related to restricted stock awards. For the six months ended June 30, 2016 and 2015, compensation expense of $455,000 and $314,000, respectively, was recognized related to restricted stock awards.

As of June 30, 2016, there was $2.4 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.24 years.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the six months ended June 30, 2015. There was one transfer between Level 2 and Level 3 and no transfers between Level 1 and Level 2 during the six months ended June 30, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.

	Fair Value Measurements at
	June 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$25,448	$—	$25,448
U.S. states and political subdivisions	—	51,119	—	51,119
Trust preferred securities	—	4,200	—	4,200
Corporate debt securities	—	22,584	—	22,584
Mortgage-backed securities	—	225,019	—	225,019
Total securities available-for-sale	$—	$328,370	$—	$328,370
Interest rate derivative assets	$—	$17,042	$—	$17,042
Interest rate derivative liabilities	$—	$15,471	$—	$15,471

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. treasuries	$—	$4,922	$—	$4,922
U.S. government agencies	—	64,852	—	64,852
U.S. states and political subdivisions	—	27,790	—	27,790
Trust preferred securities	—	4,275	—	4,275
Corporate debt securities	—	20,517	—	20,517
Mortgage-backed securities	—	221,451	2,414	223,865
Total securities available-for-sale	$—	$343,807	$2,414	$346,221
Interest rate derivative assets	$—	$6,554	$—	$6,554
Interest rate derivative liabilities	$—	$6,163	$—	$6,163

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values:

Securities Available-for-Sale
(in thousands)
December 31, 2015	$2,414
Change due to presence of observable market data	(2,414)
June 30, 2016	$—

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.

For the six months ended June 30, 2016 and 2015, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.

June 30, 2016	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$2,153	$2,153

December 31, 2015	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$4,449	$4,449

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at June 30, 2016 and December 31, 2015.

	Fair Value Measurements at
	June 30, 2016 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$40,309	$40,309	$—	$—
Interest bearing deposits in banks	239,387	239,387	—	—
Other short-term investments	20,548	20,548	—	—
Total securities available-for-sale	328,370	—	328,370	—
FHLB stock	12,592	—	—	12,592
Federal Reserve Bank stock	9,670	—	—	9,670
Loans held for investment, net	1,923,760	—	—	1,942,400
Derivative assets	17,042	—	17,042	—
Financial liabilities
Deposits	$2,158,305	$—	$2,133,936	$—
Federal funds purchased and securities sold under agreements to repurchase	14,047	14,047	—	—
Subordinated debt	49,281	—	49,281	—
FHLB advances	240,000	—	239,931	—
Derivative financial instruments	15,471	—	15,471	—

	Fair Value Measurements at
	December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$45,848	$45,848	$—	$—
Interest-bearing deposits in other banks	130,900	130,900	—	—
Reverse repurchase agreements	13,666	13,666	—	—
Total securities available-for-sale	346,221	—	343,807	2,414
FHLB stock	8,034	—	—	8,034
Loans held for investment, net	1,771,764	—	—	1,752,796
Derivative assets	6,554	—	6,554	—
Financial liabilities
Deposits	$2,048,808	$—	$2,018,898	$—
Federal funds purchased and securities sold under agreements to repurchase	11,931	11,931	—	—
Subordinated debt	49,197	—	49,197	—
Derivative financial instruments	6,163	—	6,163	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015

Commitments to extend credit	$643,145	$559,448
Standby letters of credit	13,834	10,502
	$656,979	$569,950

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
The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the expected growth opportunities and cost savings from the acquisition of First Security Group, Inc. ("First Security") may not be fully realized or may take longer to realize than expected;

•
revenues following the transaction with First Security and recent branch sales may be lower than expected as a result deposit attrition, increased operating costs, customer loss, and business disruption;

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

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of Atlantic Capital are in accordance with GAAP and conform to general practices within the banking industry. Atlantic Capital’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Atlantic Capital’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Atlantic Capital’s accounting for the allowance for loan losses, fair value measurements, and income tax related items. Significant accounting policies are discussed in Note 1 of the consolidated financial statements within Atlantic Capital's Annual Report on Form 10-K.
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
Management considers the established ALL adequate to absorb losses that relate to loans outstanding at June 30, 2016, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower’s access to liquidity and other factors. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Atlantic Capital’s estimates would be updated and additions to the ALL may be required.
Fair value measurements.
Atlantic Capital’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. At June 30, 2016, the percentage of total assets measured at fair value was 13%, which is primarily securities available-for-sale. See Note 14 “Fair Value Measurements” in the consolidated financial statements for additional disclosures regarding the fair value of our assets and liabilities.

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

Non-GAAP Financial Measures

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP and should be read along with Table 1, which provides a reconciliation of non-GAAP financial measures to GAAP financial measures. Management uses the following non-GAAP financial measures in its analysis of Atlantic Capital’s performance: (i) operating net income; (ii) operating non-interest expense; (iii) operating provision for loan losses, (iv) taxable equivalent net interest margin, (v) efficiency ratio (vi) operating return on assets; (vii) operating return on equity: (viii) tangible common equity and (ix) deposits excluding deposits assumed in branch sales. Management uses these non-GAAP financial measures because it believes they provide a greater understanding of ongoing performance and operations, enhance comparability with prior periods, and provide users of our financial information with a meaningful measure for assessing our financial results and credit trends. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as an alternative to any measure of performance or financial condition as determined in accordance with GAAP. In addition, non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures presented by other companies. Investors should consider Atlantic Capital’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. A reconciliation of these non-GAAP financial measures to GAAP financial measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
On October 31, 2015, Atlantic Capital completed the acquisition of First Security and its wholly-owned bank subsidiary FSGBank. The acquired entity’s results are included in Atlantic Capital’s consolidated results beginning on October 31, 2015, the acquisition date.
Atlantic Capital reported net income of $5.1 million for the second quarter of 2016. This compared to net income of $2.9 million for the second quarter of 2015. Diluted income per common share was $.20 for the second quarter of 2016 compared to diluted income per common share of $.21 for the second quarter of 2015.
For the six months ended June 30, 2016, Atlantic Capital reported net income of $8.1 million. This compared to net income of $4.6 million for the first six months ended June 30, 2015. Diluted income per common share was $.32 for the six months ended June 30, 2016 compared to $.33 for the same period in 2015.
The increase in net income for the three months ended June 30, 2016, compared to the same period in 2015, is primarily the result of a $9.6 million increase in net interest income and a $3.9 million gain on the sale of seven branches, offset by a $5.6 million increase in salary and benefits expenses. The increases in interest income and salary and benefits expenses are related to the acquisition of First Security.
For the six months ended June 30, 2016 compared to the first six months of 2015, the increase in net income was primarily attributable to a $19.5 million, or 105%, increase in net interest income. In addition, noninterest income increased $9.1 million, or 216%, due to the $3.9 million gain on sale of branches, increased service charges, and higher trust and mortgage income due to the acquisition of First Security. This was offset by a $22.2 million, or 148%, increase in noninterest expense, resulting primarily from an $11.4 million increase in salary and benefits expenses and increases in other noninterest expenses related to the acquisition of First Security.
Taxable equivalent net interest income was $19.3 million for the second quarter of 2016, compared to $9.6 million for the second quarter of 2015. Taxable equivalent net interest margin increased to 3.12% for the three months ended June 30, 2016 from 2.92% for the three months ended June 30, 2015. For the six months ended June 30, 2016, net interest income was $38.1 million compared to $18.6 million for the same period of 2015. Net interest margin increased to 3.18% for the six months ended June 30, 2016 from 2.89% for the six months ended June 30, 2015. The margin increases for the three and six months ended June 30, 2016 compared to the prior year were primarily due to higher yields on loans and the increase in loan volume from First Security.
Provision for loan losses for the quarter ended June 30, 2016 totaled $777,000, an increase of $592,000 from the quarter ended June 30, 2015. The higher provision for the three months ended June 30, 2016 resulted from an increase in the general component of the allowance due to loan growth and an increase in reserves of $651,000 for specifically evaluated impaired credits. For the six months ended June 30, 2016, Atlantic Capital’s provision for loan losses was $1.1 million compared to a provision of $549,000 for the first six months of 2015. The increase was primarily due to the same factors resulting in the quarterly increase.
Noninterest income increased $5.9 million, or 193%, to $8.9 million from the second quarter of 2015. The increase was primarily due to a $3.9 million gain on the sale of seven branches as well as an $891,000 increase in service charges. The addition of mortgage income, trust income and TriNet lending activities from the acquisition of First Security also increased noninterest income by $1.6 million compared to the quarter ended June 30, 2015. For the first six months of 2016, noninterest income increased $9.1 million, or 216%, to $13.3 million. The increase was primarily due to the same factors resulting in the quarterly increase.
For the second quarter of 2016, noninterest expense increased $11.1 million, compared to the second quarter of 2015. Noninterest expense totaled $37.2 million for the six months ended June 30, 2016, compared to $15.0 million for the same period in 2015. The most significant components of the increase for the quarterly and year-to-date periods were higher salary and benefit, occupancy, equipment and software, and data processing expenses related to the acquisition of First Security. The payment of incentives for new strategic hires during the three and six months ended June 30, 2016 contributed to the increase in salary and benefit expense.

Table 1 - Quarterly Selected Financial Data
(in thousands, except share and per share data; taxable equivalent)

	2016		2015			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2016	2015
INCOME SUMMARY
Interest income	$22,190	$21,553	$18,270	$10,345	$10,492	$43,743	$20,415
Interest expense	2,907	2,632	2,292	840	911	5,539	1,791
Net interest income	19,283	18,921	15,978	9,505	9,581	38,204	18,624
Provision (credit) for loan losses	777	368	7,623	(137)	185	1,145	549
Net interest income after provision for loan losses	18,506	18,553	8,355	9,642	9,396	37,059	18,075
Noninterest income	8,880	4,420	3,460	1,729	3,028	13,300	4,210
Noninterest expense	18,943	18,266	23,239	7,671	7,821	37,209	15,023
Income (loss) before income taxes	8,443	4,707	(11,424)	3,700	4,603	13,150	7,262
Income tax expense (benefit)	3,296	1,776	(3,263)	1,474	1,701	5,072	2,646
Net income (loss)	$5,147	$2,931	$(8,161)	$2,226	$2,902	$8,078	$4,616

PER SHARE DATA
Basic earnings per share	$0.21	$0.12	$(0.40)	$0.16	$0.21	$0.33	$0.34
Diluted earnings per share	0.20	0.12	(0.40)	0.16	0.21	0.32	0.33

PERFORMANCE MEASURES
Return on average equity	6.88%	4.02%	(13.22)%	6.08%	7.99%	5.47%	6.43%
Return on average assets	0.76	0.45	(1.45)	0.66	0.84	0.61	0.68
Taxable equivalent net interest margin	3.12	3.26	3.13	2.93	2.92	3.18	2.89
Efficiency ratio	67.44	77.12	119.74	68.35	61.95	72.42	65.86
Equity to assets	10.83	10.81	10.91	10.53	10.54	10.83	10.54

ASSET QUALITY
Allowance for loan losses to loans	0.95%	0.93%	1.06%	1.13%	1.13%	0.95%	1.13%
Net charge-offs	8	1,665	580	(14)	—	1,673	(15)
Net charge-offs to average loans(1)	—	0.35	0.15	(0.01)	—	0.17	—
NPAs to total assets	0.07	0.08	0.40	—	—	0.07	—

AVERAGE BALANCES
Total loans	$2,000,685	$1,881,749	$1,583,280	$1,052,785	$1,062,760	$1,941,217	$1,051,769
Investment securities	358,439	357,728	255,312	134,016	139,707	358,084	137,186
Total assets	2,718,110	2,620,750	2,248,614	1,349,997	1,379,150	2,669,430	1,362,857
Deposits	2,135,292	2,155,683	1,886,292	1,101,434	1,113,333	2,145,488	1,099,591
Shareholders’ equity	299,170	291,806	246,842	146,430	145,210	295,488	143,579
Number of common shares - basic	24,644,755	24,485,900	20,494,895	13,562,125	13,552,820	24,565,328	13,509,441
Number of common shares - diluted	25,158,694	24,993,597	21,004,577	13,904,395	13,895,090	25,082,968	13,846,975

(1) Annualized.

Table 1 - Quarterly Selected Financial Data (continued)
(in thousands, except share and per share data)

	2016		2015			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2015	2014
AT PERIOD END
Total loans	$1,971,198	$1,982,054	$1,886,134	$1,046,437	$1,058,456	$1,971,198	$1,058,456
Investment securities	328,370	366,641	346,221	127,168	140,716	328,370	140,716
Total assets	2,807,822	2,726,888	2,638,780	1,381,698	1,373,267	2,807,822	1,373,267
Deposits	2,158,305	2,282,462	2,262,218	1,128,608	1,103,061	2,158,305	1,103,061
Shareholders’ equity	304,066	296,015	287,992	149,809	146,485	304,066	146,485
Number of common shares outstanding	24,750,163	24,569,823	24,425,546	13,562,125	13,562,125	24,750,163	13,562,125

Non-GAAP Performance Measures Reconciliation
(in thousands)
	2016		2015			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2015	2014
Interest income reconciliation
Interest income - GAAP	$22,116	$21,499	$18,240	$10,334	$10,481	$43,615	$20,393
Taxable equivalent adjustment	74	54	30	11	11	128	22
Interest income - taxable equivalent	$22,190	$21,553	$18,270	$10,345	$10,492	$43,743	$20,415

Net interest income reconciliation
Net interest income - GAAP	$19,209	$18,867	$15,948	$9,494	$9,570	$38,076	$18,602
Taxable equivalent adjustment	74	54	30	11	11	128	22
Net interest income - taxable equivalent	$19,283	$18,921	$15,978	$9,505	$9,581	$38,204	$18,624

Net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$18,432	$18,499	$8,325	$9,631	$9,385	$36,931	$18,053
Taxable equivalent adjustment	74	54	30	11	11	128	22
Net interest income after provision for loan losses - taxable equivalent	$18,506	$18,553	$8,355	$9,642	$9,396	$37,059	$18,075

Income (loss) before income taxes reconciliation
Income (loss) before income taxes - GAAP	$8,369	$4,653	$(11,454)	$3,689	$4,592	$13,022	$7,240
Taxable equivalent adjustment	74	54	30	11	11	128	22
Income (loss) before income taxes - taxable equivalent	$8,443	$4,707	$(11,424)	$3,700	$4,603	$13,150	$7,262

Income tax expense (benefit) reconciliation
Income tax expense (benefit) - GAAP	$3,222	$1,722	$(3,293)	$1,463	$1,690	$4,944	$2,624
Taxable equivalent adjustment	74	54	30	11	11	128	22
Income tax expense (benefit) - taxable equivalent	$3,296	$1,776	$(3,263)	$1,474	$1,701	$5,072	$2,646

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for the second quarter of 2016 totaled $19.3 million, a $9.7 million, or 101%, increase compared to the second quarter of 2015. This increase was primarily driven by an $11.7 million, or 111%, increase in interest income. The interest income increase primarily resulted from the following:

•
a $10.8 million, or 113%, increase to $20.3 million in interest income on loans, resulting from a $937.9 million, or 88%, increase in average balance, due primarily to the addition of the First Security loan portfolio as well as organic loan growth; and

•	Net accretion income on acquired loans totaling $525,000.
The company recorded a $680,000 increase in tax equivalent interest income on investment securities due to the addition of the First Security portfolio. The increase resulted from a $218.7 million increase in the average balance of securities and was offset by a 50 basis point decline in the yield.
Interest expense for the three months ended June 30, 2016 totaled $2.9 million, a $2.0 million, or 219%, increase from the same period of 2015. The rate paid on interest bearing liabilities increased 23 basis points from the second quarter of 2015 to the second quarter of 2016, driven by an increase in the balance of long-term debt to approximately $49.3 million in 2016, compared to zero in 2015. In addition, premium amortization of acquired time deposits reduced interest expense during the second quarter of 2016 in the amount of $234,000.
Taxable equivalent net interest income for the six months ended June 30, 2016 totaled $38.2 million, a $19.6 million, or 105%, increase compared to the same period in 2015. This increase was primarily driven by a $23.3, or 114%, increase in interest income. The interest income increase primarily resulted from the following:

•
a $21.5 million, or 116%, increase to $39.9 million in interest income on loans, resulting from an $889.4 million, or 85%, increase in average balance, due primarily to the addition of the First Security loan portfolio as well as organic loan growth; and

•	Net accretion income on acquired loans totaling $1.4 million.
Interest expense for the six months ended June 30, 2016 totaled $5.5 million, a $3.7 million, or 209%, increase from the same period of 2015, primarily due to a $1.6 million increase in interest paid on long-term debt. The rate paid on interest bearing liabilities increased 22 basis points from the first six months of 2015 to the same period of 2016, driven by an increase in the balance of long-term debt to approximately $49.2 million in 2016, compared to zero in 2015. In addition, premium amortization of acquired time deposits reduced interest expense during the first six months of 2016 in the amount of $542,000.
Taxable equivalent net interest margin increased to 3.12% from 2.92% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Taxable equivalent net interest margin increased to 3.18% compared to 2.89% for the six months ended June 30, 2016 compared to the same period in 2015. The primary reason for the increase in net interest margin quarter-over-quarter and for the first six months of 2016 compared to 2015 was the increase in loan volume and the higher yield earned on the First Security loan portfolio. Net accretion income on the acquired loans discount totaled $525,000 and $1.4 million for the three and six months ended June 30, 2016, and also contributed to the increase in net interest margin.
Overall funding costs remained relatively stable from 2015 to 2016 although the long-term debt issued in September of 2015 added a relatively high cost funding source to the balance sheet.
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

Table 2 - Average Balance Sheets and Net Interest Analysis
(Dollars in thousands; taxable equivalent)
	Three months ended June 30,
	2016			2015
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$84,734	$131	0.62%	$46,740	$32	0.27%
Other short-term investments	27,777	100	1.45%	61,135	191	1.25%
Investment securities:
Taxable investment securities	329,237	1,183	1.45%	137,392	690	2.01%
Non-taxable investment securities(1)	29,202	218	3.00%	2,315	31	3.50%
Total investment securities	358,439	1,401	1.57%	139,707	721	2.07%
Total loans	2,000,685	20,281	4.08%	1,062,759	9,500	3.59%
FHLB and FRB stock	14,642	277	7.61%	4,580	48	4.25%
Total interest-earning assets	2,486,277	22,190	3.59%	1,314,921	10,492	3.20%
Non-earning assets	231,833			64,229
Total assets	$2,718,110			$1,379,150
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,173,093	1,256	0.43%	661,173	630	0.38%
Time deposits	203,679	189	0.37%	16,528	15	0.37%
Brokered deposits	220,098	395	0.72%	137,839	124	0.36%
Total interest-bearing deposits	1,596,870	1,840	0.46%	815,540	769	0.38%
Other borrowings	204,231	235	0.46%	111,942	142	0.51%
Long-term debt	49,254	832	6.79%	—	—	—%
Total interest-bearing liabilities	1,850,355	2,907	0.63%	927,482	911	0.40%
Demand deposits	538,422			297,793
Other liabilities	30,163			8,665
Shareholders' equity	299,170			145,210
Total liabilities and shareholders' equity	$2,718,110			$1,379,150
Net interest spread			2.96%			2.80%
Net interest income and net interest margin(2)		$19,283	3.12%		$9,581	2.92%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 35%, reflecting the statutory federal income tax rate.
(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)
(Dollars in thousands; taxable equivalent)
	Six months ended June 30,
	2016			2015
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$74,355	$301	0.81%	$43,244	$56	0.26%
Other short-term investments	28,773	183	1.28%	61,206	383	1.26%
Investment securities:
Taxable investment securities	334,059	2,681	1.61%	134,848	1,372	2.05%
Non-taxable investment securities(1)	24,025	375	3.14%	2,338	63	5.43%
Total investment securities	358,084	3,056	1.72%	137,186	1,435	2.11%
Total loans	1,941,217	39,906	4.13%	1,051,770	18,451	3.54%
FHLB and FRB stock	11,845	297	5.04%	4,606	90	3.95%
Total interest-earning assets	2,414,273	43,743	3.64%	1,298,012	20,415	3.17%
Non-earning assets	255,157			64,845
Total assets	$2,669,430			$1,362,857
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,145,205	2,307	0.41%	652,782	1,244	0.38%
Time deposits	235,505	413	0.35%	16,266	31	0.39%
Brokered deposits	218,294	794	0.73%	131,724	236	0.36%
Total interest-bearing deposits	1,599,003	3,514	0.44%	800,772	1,511	0.38%
Other borrowings	151,794	383	0.51%	110,365	280	0.51%
Long-term debt	49,234	1,642	6.71%	—	—	—%
Total interest-bearing liabilities	1,800,031	5,539	0.62%	911,137	1,791	0.40%
Demand deposits	546,485			298,819
Other liabilities	27,427			9,322
Shareholders' equity	295,488			143,579
Total liabilities and shareholders' equity	$2,669,430			$1,362,857
Net interest spread			3.02%			2.78%
Net interest income and net interest margin(2)		$38,204	3.18%		$18,624	2.89%

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

Table 3 - Changes in Net Interest Income
(Dollars in thousands)
	Three Months Ended June 30, 2016 Compared to 2015 Increase (decrease) Due to Changes in:			Six Months Ended June 30, 2016 Compared to 2015 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$59	$40	$99	$126	$119	$245
Other short-term investments	(121)	30	(91)	(205)	5	(200)
Investment securities:
Taxable investment securities	687	(194)	493	1,603	(294)	1,309
Non-taxable investment securities	189	(2)	187	339	(27)	312
Total investment securities	876	(196)	680	1,942	(321)	1,621
Total loans	9,485	1,296	10,781	18,328	3,127	21,455
FHLB and FRB stock	191	38	229	182	25	207
Total interest-earning assets	10,490	1,208	11,698	20,373	2,955	23,328
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	546	80	626	995	68	1,063
Time deposits	174	—	174	385	(3)	382
Internet and brokered deposits	147	124	271	315	243	558
Total interest-bearing deposits	867	204	1,071	1,695	308	2,003
Total borrowings	106	(13)	93	105	(2)	103
Total long-term debt	832	—	832	1,642	—	1,642
Total interest-bearing liabilities	1,805	191	1,996	3,442	306	3,748
Change in net interest income	$8,685	$1,017	$9,702	$16,931	$2,649	$19,580

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

For the three months ended June 30, 2016, the provision for loan losses was $777,000 an increase of $592,000 compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, the provision for loan losses was $1.1 million, an increase of $596,000, or 109%, compared to the six months ended June 30, 2015.

The higher provision for the three and six months ended June 30, 2016 resulted from an increase in the general component of the allowance due to loan growth and an increase in reserves of $651,000 for specifically evaluated impaired credits. At June 30, 2016, nonperforming loans totaled $922,000 compared to $0 at June 30, 2015. Net loan charge-offs were 0.00% and 0.17%, respectively, of average loans (annualized) for the three and six months ended June 30, 2016 compared to 0.00% and 0.00%, respectively, for the three and six months ended June 30, 2015. The allowance for loan losses to total loans at June 30, 2016 was 0.95%, compared to 1.13% at June 30, 2015.

Noninterest Income

Noninterest income for the three and six months ended June 30, 2016 was $8.9 million and $13.3 million, respectively, an increase of $5.9 million, or 193%, compared to the second quarter of 2015, and an increase of $9.1 million, or 216%, from the six months ended June 30, 2015. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(Dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Service charges	$1,392	$501	$891	178%	$2,890	$827	$2,063	249%
Securities gains, net	11	—	11	—	44	—	44	—
Gain on sale of other assets	31	—	31	—	79	—	79	—
Mortgage income	447	—	447	—	786	—	786	—
Trust income	386	—	386	—	700	—	700	—
Derivatives income	98	65	33	51	163	148	15	10
Bank owned life insurance	398	1,336	(938)	(70)	791	1,567	(776)	(50)
SBA lending activities	1,204	903	301	33	2,084	1,261	823	65
Tri net activities	761	—	761	—	1,144	—	1,144	—
Gains on sale of branches	3,885	—	3,885	—	3,885	—	3,885	—
Other noninterest income	267	223	44	20	734	407	327	80
Total noninterest income	$8,880	$3,028	$5,852	193%	$13,300	$4,210	$9,090	216%

Service charges for the second quarter and first six months of 2016 increased $891,000, or 178%, and $2.1 million, or 249%, respectively, for the same periods in 2015. The increase was primarily due to the addition of First Security deposits. Mortgage income and trust income for the second quarter and first six months of 2016 increased from the second quarter and first six months of 2015 due to these new lines of business acquired from First Security. Bank owned life insurance income for the second quarter and first six months of 2016 decreased $938,000, or 70%, and $776,000, or 50%, from the same periods in 2015 due to a $1.1 million non-recurring gain on bank-owned life insurance in the second quarter of 2015.

In addition, SBA lending activities for the second quarter and first six months of 2016 increased $301,000, or 33%, and $823,000, or 65%, respectively, from the same periods in 2015, due to a higher level of loan sales. During the three months ended June 30, 2016 and 2015, guaranteed portions of 10 and 12 SBA loans with principal balances of $19.6 million and $14.4 million, respectively, were sold in the secondary market. During the six months ended June 30, 2016 and 2015, guaranteed portions of 20 and 19 SBA loans with principal balances of $30.0 million and $19.2 million, respectively, were sold in the secondary market. During the three and six months ended June 30, 2016, the TriNet lending division contributed $761,000 and $1.1 million, respectively, in noninterest income from the sale of loans.
On December 17, 2015, Atlantic Capital announced that it had entered into agreements for the sale of seven legacy FSGBank branches in Eastern Tennessee. The sale of four of the branches closed on April 1, 2016 and the sale of the remaining three branches closed on May 13, 2016. The branch sales resulted in a net gain of $3.9 million in the second quarter of 2016 and included the sale of approximately $191.0 million in deposits, $34.7 million in loans and $8.6 million in other assets. The net gain included the write-off of $2.0 million in core deposit intangibles. In addition, $305,000 in expenses related to the sales were recorded in noninterest expense.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(Dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Salaries and employee benefits	$10,420	$4,836	$5,584	115%	$20,975	$9,578	$11,397	119%
Occupancy	1,274	423	851	201	2,374	844	1,530	181
Equipment and software	724	225	499	222	1,410	444	966	218
Professional services	760	273	487	178	1,508	382	1,126	295
Postage, printing and supplies	159	18	141	783	328	42	286	681
Communications and data processing	694	342	352	103	1,610	673	937	139
Marketing and business development	317	77	240	312	584	123	461	375
FDIC premiums	493	189	304	161	891	355	536	151
Merger and conversion costs	1,210	756	454	60	1,959	1,264	695	55
Amortization of intangibles	668	—	668	—	1,430	—	1,430	—
Other noninterest expense	2,224	682	1,542	226	4,140	1,318	2,822	214
Total noninterest expense	$18,943	$7,821	$11,122	142%	$37,209	$15,023	$22,186	148%

Noninterest expense for the second quarter of 2016 was $18.9 million, an increase of $11.1 million, or 142%, from the second quarter of 2015. For the six months ended June 30, 2016, noninterest expense totaled $37.2 million, an increase of $22.2 million, or 148%, from the same period in 2015. The increase from the prior year mostly reflects higher salaries, employee benefits, occupancy, equipment and software and data processing expenses related to the acquisition of First Security.
Salaries and employee benefits expense for the three months ended June 30, 2016 totaled $10.4 million, an increase of $5.6 million, or 115%, from the same period in 2015. The increase was due to continued investment in new talent as well as additional staff from the First Security acquisition. For the first six months of 2016, salaries and employee benefits of $21.0 million increased $11.4 million, or 119%, from the first six months of 2015. Full time equivalent headcount totaled 337 at June 30, 2016, compared to 103 at June 30, 2015, an increase of 234 positions, mainly from the First Security acquisition.
Occupancy expense of $1.3 million for the second quarter of 2016 increased $851,000, or 201%, from the second quarter of 2015. For the six months ended June 30, 2016, occupancy expenses were $2.4 million, an increase of $1.5 million, or 181%, from the first six months of 2015. The increase was due to a higher number of locations due to the acquisition.
Professional services fees increased $487,000, or 178%, to $760,000 for the second quarter of 2016, compared to the second quarter of 2015. For the six months ended June 30, 2016, professional services fees were $1.5 million, an increase of $1.1 million, or 295%, from the first six months of 2015. The increase was due to the addition of First Security as well as an overall higher cost associated with operating as a public company.
Communications and data processing expense was $694,000 for the three months ended June 30, 2016, an increase of $352,000, or 103%, from the three months ended June 30, 2015. For the six months ended June 30, 2016, communications and data processing expenses were $1.6 million, an increase of $937,000, or 139%, from the first six months of 2015. The increase was attributable to the acquisition of First Security, which operated on separate core systems until the conversion to Atlantic Capital’s systems early in the third quarter of 2016.
Merger and conversion costs were $1.2 million for the second quarter of 2016, an increase of $454,000, or 60%, compared to the second quarter of 2015. For the six months ended June 30, 2016, merger and conversion costs were $2.0 million, an increase of $695,000, or 55%, from the first six months of 2015. Merger expenses include professional fees, severance and data conversion costs.
Atlantic Capital expects merger-related costs to decrease in future periods following completion of the integration of First Security's operations.

Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $668,000 and $1.4 million for the three and six months ended June 30, 2016.
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
The income tax provision for the second quarter and first six months of 2016 was $3.2 million and $4.1 million, respectively, as compared with $1.7 million and $2.6 million, respectively, for the same periods in 2015. The effective tax rate (as a percentage of pre-tax earnings) was 38.5% and 38.0%, respectively, for each period of 2016 compared to 37.0% and 36.2%, respectively, for each period of 2015. The increase in the effective tax rates for the three and six months ended June 30, 2016 resulted from the impact of a higher federal statutory rate, and the impact of non-deductible merger expenses.
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
Based on all evidence considered, as of June 30, 2016 and 2015, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At June 30, 2016, Atlantic Capital had a deferred tax asset valuation allowance totaling $9.5 million on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constitutes a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.
FINANCIAL CONDITION
Total assets at June 30, 2016 and December 31, 2015 were $2.81 billion and $2.64 billion, respectively. Average total assets for the second quarter of 2016 were $2.72 billion, compared to $2.25 billion in the fourth quarter of 2015. The balances acquired from First Security were included in Atlantic Capital’s average balances subsequent to the acquisition date.
Loans
At June 30, 2016, total loans increased $85.1 million, or 5%, to $1.97 billion compared to $1.89 billion at December 31, 2015, primarily due to an increase of $41.8 million in the mortgage warehouse as well as a $41.4 million increase in commercial and industrial loans. Details of loans are provided in Table 6.

Table 6 - Loans
(Dollars in thousands)
	June 30, 2016	% of Total Loans	December 31, 2015	% of Total Loans

Loans held for sale
TriNet loans held for sale	$26,580		$58,934
Branch loans held for sale	—		35,470
Other loans held for sale	2,481		1,061
Total loans held for sale	$29,061		$95,465

Loans held for investment
Commercial loans:
Commercial and industrial	$508,516	26%	$467,083	26%
Commercial real estate:
Owner occupied	351,419	18	320,656	18
Non-owner occupied	510,777	26	525,757	29
Construction and land	209,147	11	166,358	9
Mortgage warehouse loans	126,108	7	84,350	5
Total commercial loans	1,705,967	88	1,564,204	87

Residential:
Residential mortgages	103,313	5	110,381	6
Home equity	80,321	4	80,738	5
Total residential loans	183,634	9	191,119	11

Consumer	29,788	2	30,451	2
Other	28,168	1	6,901	—
	1,947,557		1,792,675
Less net deferred fees and other unearned income	(5,420)		(2,006)
Less allowance for loan losses	(18,377)		(18,905)
Loans held for investment, net	$1,923,760		$1,771,764

Nonperforming Assets
Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. Loans are considered to be past due when payment is not received from the borrower by the contractually specified due date. Interest accruals on loans are discontinued when interest or principal has been in default 90 days or more, unless the loan is both secured by collateral that is sufficient to repay the debt in full and the loan is in the process of collection. When a loan is placed on nonaccrual status, interest accrued and not paid in the current accounting period is reversed against current period income. Interest accrued and not paid in prior periods, if significant, is reversed against the allowance for loan losses.
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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at June 30, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At June 30, 2016, Atlantic Capital’s nonperforming assets totaled $1.9 million, or 0.07% of assets, compared to $10.5 million, or 0.40% of assets, at December 31, 2015. The decrease was primarily due to the first quarter 2016 payoff and sale of $7.7 million in loans classified as nonperforming as of December 31, 2015.
Nonaccrual loans totaled $657,000 and $7.8 million as of June 30, 2016 and December 31, 2015, respectively. The decrease was primarily due to the payoff and sale of loans classified as nonaccrual at December 31, 2015. Loans past due 90 days and still accruing totaled $265,000 at June 30, 2016 compared to $777,000 at December 31, 2015. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(Dollars in thousands)
	2016		2015
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonaccrual loans	$657	$409	$7,772	$—	$—
Loans past due 90 days and still accruing	265	157	777	—	—
Total nonperforming loans* (NPLs)	922	566	8,549	—	—
Other real estate owned	951	1,760	1,982	27	27
Total nonperforming assets (NPAs)	$1,873	$2,326	$10,531	$27	$27
NPLs as a percentage of total loans	0.05%	0.02%	0.45%	—%	—%
NPAs as a percentage of total assets	0.07	0.08	0.40	—	—
*Nonperforming loans exclude those loans which are purchased credit-impaired loans
Troubled Debt Restructurings

TDRs are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans. TDRs which are accruing interest based on the restructured terms are considered performing. Table 8 summarizes TDRs.

Table 8 - Troubled Debt Restructurings
(Dollars in thousands)
	June 30, 2016	December 31, 2015
Accruing TDRs	$4,670	$4,616
Nonaccruing TDRs	—	4,449
Total TDRs	$4,670	$9,065

Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $29.7 million and $16.8 million, respectively, as of June 30, 2016 and December 31, 2015. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.

Allowance for Loan Losses
At June 30, 2016, the allowance for loan losses totaled $18.4 million, or 0.95% of loans, compared to $18.9 million, or 1.06% of loans, at December 31, 2015. The decrease in the allowance was due to the payoff and sale of two relationships during the first quarter of 2016 that required specific reserves totaling $1.6 million at December 31, 2015.
Net charge-offs during the second quarter of 2016 and 2015 were $8,000 and $0, respectively. For the six months ended June 30, 2016, net charge-offs totaled $1.7 million compared to $(15,000) for the six months ended June 30, 2015. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(Dollars in thousands)
	2016		2015
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$17,608	$18,905	$11,862	$11,985	$11,800
Provision for loan losses	777	368	7,623	(137)	185
Loans charged-off:
Commercial and industrial	(5)	(1,465)	—	—	—
Commercial real estate	—	(140)	(500)	—	—
Residential mortgages	(2)	—	—	—	—
Home equity	(23)	—	—	—	—
Consumer	(38)	(146)	(128)	—	—
Total loans charged-off	(68)	(1,751)	(628)	—	—
Recoveries on loans previously charged‑off:
Construction and land	—	15	—	14	—
Commercial and industrial	—	2	—	—	—
Consumer	60	69	48	—	—
Total recoveries	60	86	48	14	—
Net charge-offs	$(8)	$(1,665)	$(580)	$14	$—
Balance at period end	$18,377	$17,608	$18,905	$11,862	$11,985

Net charge-offs (annualized) to average loans	—%	0.35%	0.15%	(0.01)%	—%
Allowance for loan losses to total loans	0.95	0.93	1.06	1.13	1.13

Investment Securities
Investment securities available-for-sale totaled $328.4 million at June 30, 2016, compared to $346.2 million at December 31, 2015. During the second quarter of 2016, Atlantic Capital sold approximately $60.2 million in investment securities in an effort to reposition the portfolio following the branch divestitures and in consideration of low investment yields. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of June 30, 2016, investment securities available-for-sale had a net unrealized gain of $3.6 million, compared to a net unrealized loss of $3.4 million as of December 31, 2015. Market changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of June 30, 2016.
Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at June 30, 2016 and December 31, 2015 are provided in Table 10.

Table 10 - Investment Securities
(dollars in thousands)
	June 30, 2016		December 31, 2015
Available for Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$—	$—	$4,952	$4,922
U.S. Government agencies	25,192	25,448	65,373	64,852
U.S. states and political divisions	49,925	51,119	27,751	27,790
Trust preferred securities	4,714	4,200	4,732	4,275
Corporate debt securities	23,092	22,584	20,653	20,517
Residential mortgage-backed securities-agency	221,883	225,019	226,142	223,865
Total	$324,806	$328,370	$349,603	$346,221
The effective duration of Atlantic Capital's investment securities at June 30, 2016 was 3.06 years.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at June 30, 2016 in Atlantic Capital’s other intangible assets.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.
LIQUIDITY AND CAPITAL RESOURCES
Deposits
At June 30, 2016, total deposits were $2.16 billion, a decrease of $103.9 million, or 5%, since December 31, 2015. Noninterest-bearing demand increased $47.5 million, or 9%, and brokered deposits increased $28.8 million, or 16%, from December 31, 2015 to June 30, 2016. The decrease in deposits was due to the divestiture of seven legacy First Security branches, which closed during the second quarter of 2016. Approximately $191.0 million in deposits were sold as part of the divestitures.
Short-Term Borrowings
At June 30, 2016, and December 31, 2015, securities sold under repurchase agreements with commercial checking customers totaled $14.0 million and $11.9 million, respectively. There were no balances of federal funds purchased as of June 30, 2016 or December 31, 2015.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At June 30, 2016 and December 31, 2015, Atlantic Capital had FHLB advances of $240.0 million and $0, respectively. The balance of FHLB borrowings increased due to the sale of deposits in the branch divestitures.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at June 30, 2016.

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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At June 30, 2016, Atlantic Capital expected to maintain sufficient on-balance sheet liquidity to meet its funding needs.
At June 30, 2016, Atlantic Capital had access to $350.0 million in unsecured borrowings and $448.4 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.

Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at June 30, 2016 was $304.1 million, an increase of $16.1 million, or 6%, from December 31, 2015. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $11.1 million, or 4%, from December 31, 2015.
Atlantic Capital and the Bank are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.

Table 11 - Capital Ratios
(dollars in thousands)	Consolidated		Bank		Regulatory Guidelines
					Minimum			Well capitalized
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	Prior to January 1, 2015		Beginning January 1, 2015	Prior to January 1, 2015		Beginning January 1, 2015
Risk based ratios:
Common equity tier 1 capital	10.0%	9.8%	11.6%	11.4%	N/A	%	4.5%	N/A	%	6.5%
Tier 1 Capital	10.0	9.8	11.6	11.4	4.0		6.0	6.0		8.0
Total capital	13.0	12.9	12.4	12.3	8.0		8.0	10.0		10.0
Leverage ratio	8.7	9.9	9.9	11.6	4.0		4.0	5.0		5.0

Common equity tier 1 capital	$229,692	$215.812	$266,165	$251.727
Tier 1 capital	229,692	215,812	266,165	251,727
Total capital	298,030	284,663	285,222	271,312

Risk weighted assets	2,298,835	2,200,478	2,297,859	2,200,387
Quarterly average total assets for leverage ratio	2,647,229	2,174,918	2,688,661	2,175,049
Atlantic Capital continues to exceed minimum capital standards and the Bank remains “well-capitalized” under regulatory guidelines.
In July 2013, bank regulatory agencies approved the Basel III capital guidelines, which are aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. Atlantic Capital and the Bank became subject to the requirements of Basel III effective January 1, 2015, subject to a transition period for several aspects of the rule.
Under the revised rules, Atlantic Capital’s common equity tier 1 ratio was 10.0% at June 30, 2016, compared to the fully phased-in, well-capitalized minimum of 7.0%, which includes the 2.5% minimum conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 12 - Tier 1 Common Equity Under Basel III
(dollars in thousands)

June 30, 2016
Tier 1 capital	$229,692
Less: restricted core capital	—
Tier 1 common equity	$229,692

Risk-adjusted assets	$2,298,835
Tier 1 common equity ratio	10.0%

Table 13 discloses the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully phased-in requirements that becomes effective during 2019.

Table 13 - Basel III Capital Requirements

	Basel III minimum requirement 2016	Basel III well capitalized 2016	Minimum Capital plus capital conservation buffer 2019
Common equity tier I to risk weighted assets	4.5%	6.5%	7.0%
Tier 1 capital to risk weighted assets	6.0	8.0	8.5
Total capital ratio to risk weighted assets	8.0	10.0	10.5
Leverage ratio	4.0	5.0	N/A
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2016, Atlantic Capital had issued commitments to extend credit of approximately $622.8 million and standby letters of credit of approximately $13.9 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations during the three and six months ended June 30, 2016 as compared to the year ended December 31, 2015.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of June 30, 2016, indicates that, over a 12-month period, net interest income is estimated to increase by 14.54% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan portfolio consists mainly of floating rate loans. Atlantic Capital’s core deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 14 provides the impact on net interest income resulting from various interest rate scenarios as of June 30, 2016 and December 31, 2015.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated increase in net interest income
Change in interest rate (basis point)	June 30, 2016	December 31, 2015
+100	6.67%	6.52%
+200	14.54	14.00
+300	22.78	21.99
Atlantic Capital also utilizes the market value of equity (MVE) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of June 30, 2016, the MVE calculated with a 200-basis point shock up in rates decreased by 1.71% from the base case MVE value. Table 15 presents the MVE profile as of June 30, 2016 and December 31, 2015.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	June 30, 2016	December 31, 2015
+100	0.24%	2.57%
+200	(1.71)	2.29
+300	(3.67)	2.47
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of operations, Atlantic Capital and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, Atlantic Capital and the Bank are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal matter which would result in a material adverse change, either individually or in the aggregate, in the consolidated financial condition or results of operations of Atlantic Capital.
Two putative shareholder class action lawsuits were filed in connection with the acquisition of First Security. Knutson v. First Security Group, Inc. et al., filed April 15, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, and Atlantic Capital as defendants. Meade v. Kramer, et al., filed April 24, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, FSGBank, Atlantic Capital, and the Bank as defendants. Each of these complaints alleges, among other things, that the First Security directors breached their fiduciary duties in connection with the negotiation and approval of the merger agreement and that the other named defendants, including Atlantic Capital, aided and abetted those alleged breaches of fiduciary duties. Among other relief, the plaintiffs sought injunctive relief preventing the parties from consummating the merger, rescission of the transactions completed by the merger agreement, an award of attorney’s fees and expenses for plaintiffs and other forms of relief. On June 1, 2015, the Chancery Court entered an order consolidating these two suits under the caption In re First Security Group, Inc. Stockholder Litigation, Case No. 15-0212. On June 25, 2015, the plaintiffs filed an amended and consolidated class action complaint in the Chancery Court for Hamilton County, Chattanooga. The amended complaint repeats many of the same allegations of the original complaints but also makes additional allegations with respect to disclosures contained in the joint proxy statement/prospectus. On July 24, 2015, the defendants filed motions to dismiss the amended complaint.

On August 25, 2015, First Security, Atlantic Capital and the other named defendants and the plaintiffs entered into a Memorandum of Understanding (the “MOU”) regarding the settlement of the above-described lawsuits. The MOU agreed on the terms of a settlement of the lawsuits, including the dismissal with prejudice of the suit captioned In re First Security Group, Inc. Stockholder Litigation and a release of all claims that were made or could have been made therein against all of the defendants. The parties have agreed on a Stipulation of Settlement, a Proposed Order on Notice and Scheduling, a Proposed Notice to class members, and a Proposed Final Order and those documents have been submitted to the Chancery Court for Hamilton County, Tennessee. In addition, in connection with the settlement and as provided in the MOU, the parties have agreed on an amount of attorneys’ fees and expenses, $265,000, that Plaintiffs’ counsel will request from the Court and to which the defendants will not object. The proposed settlement is conditioned upon, among other things, final approval of the proposed settlement by the Court after notice is given to shareholders. The Court gave preliminary approval to the settlement on May 23, 2016 and certified a settlement class as owners of First Security common stock from March 25, 2015 through October 31, 2015. Defendants and their affiliates are excluded from the settlement class. The Court also approved the notice to the class, which has been sent to the First Security shareholders. A final fairness hearing has been scheduled for August 23, 2016, at which time objections to the settlement, if any, will be heard and the attorneys' fees issue will be decided. There can be no assurance that the court will approve the settlement in all respects and if the court does not approve the proposed settlement, the proposed settlement as contemplated by the MOU could become void. The settlement will not affect the amount of the merger consideration that First Security shareholders received in the merger.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, under Part I, Item 1A “Risk Factors,” because these risk factors may affect the operations and financial results of the Company. Our evaluation of our risk factors has not changed materially since those discussed in the Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

ATLANTIC CAPITAL BANCSHARES, INC.

/s/ Douglas L. Williams
Douglas L. Williams
Chief Executive Officer (Principal Executive Officer)

/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 12, 2016

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Atlantic Capital Bancshares, Inc.*
3.2	Amended and Restated Bylaws of Atlantic Capital Bancshares, Inc.*
10.1	Form of Amendment to Warrant Agreement (Executives and Directors)**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) the Notes to the Unaudited Consolidated Financial Statements

* Incorporated by reference to Atlantic Capital’s Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.
**Management contract or compensatory plan or arrangement. Incorporated by reference to Atlantic Capital's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 13, 2016.