Form 10-Q
period 2016-09-30
Atlantic Capital Bancshares, Inc.
filed 2016-11-10
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 25,020,196 shares outstanding as of November 1, 2016

Atlantic Capital Bancshares, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$44,563	$45,848
Interest-bearing deposits in banks	75,750	130,900
Other short-term investments	23,159	26,137
Cash and cash equivalents	143,472	202,885
Securities available-for-sale	348,484	346,221
Other investments	26,370	8,034
Loans held for sale	46,600	95,465
Loans held for investment	2,008,102	1,790,669
Less: allowance for loan losses	(18,534)	(18,905)
Loans, held for investment, net	1,989,568	1,771,764
Branch premises held for sale	5,201	7,200
Premises and equipment, net	15,213	23,145
Bank owned life insurance	61,766	60,608
Goodwill and intangible assets, net	30,071	35,232
Other real estate owned	1,727	1,982
Other assets	92,772	86,244
Total assets	$2,761,244	$2,638,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$557,783	$544,561
Interest-bearing checking	260,531	232,868
Savings	29,658	28,922
Money market	974,072	875,441
Time	172,348	183,206
Brokered deposits	194,464	183,810
Deposits to be assumed in branch sale	—	213,410
Total deposits	2,188,856	2,262,218
Federal funds purchased and securities sold under agreements to repurchase	—	11,931
Federal Home Loan Bank borrowings	170,000	—
Long-term debt	49,324	49,197
Other liabilities	44,601	27,442
Total liabilities	2,452,781	2,350,788
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, no par value – 100,000,000 shares authorized; 24,950,099 and 24,425,546 shares issued and outstanding as of September 30, 2016, and December 31, 2015, respectively	290,835	286,367
Retained earnings	14,927	3,141
Accumulated other comprehensive income (loss)	2,701	(1,516)
Total shareholders’ equity	308,463	287,992
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,761,244	$2,638,780

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$20,511	$9,423	$60,418	$27,874
Investment securities – available-for-sale	1,293	664	4,221	2,077
Interest and dividends on other interest-earning assets	491	247	1,271	776
Total interest income	22,295	10,334	65,910	30,727
INTEREST EXPENSE
Interest on deposits	1,956	751	5,470	2,262
Interest on Federal Home Loan Bank advances	133	52	324	283
Interest on federal funds purchased and securities sold under agreements to repurchase	37	20	191	69
Interest on long-term debt	815	17	2,457	17
Other	—	—	38	—
Total interest expense	2,941	840	8,480	2,631
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	19,354	9,494	57,430	28,096
Provision for loan losses	463	(137)	1,608	412
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,891	9,631	55,822	27,684
NONINTEREST INCOME
Service charges	1,270	521	4,160	1,348
Gain on sales of securities available-for-sale	—	10	44	10
Gain on sales of other assets	71	—	150	—
Mortgage income	632	—	1,418	—
Trust income	361	—	1,061	—
Derivatives income	69	67	232	215
Bank owned life insurance	424	227	1,215	1,794
SBA lending activities	959	745	3,043	2,006
Gains on sale of TriNet loans	—	—	1,144	—
Gains on sale of branches	—	—	3,885	—
Other noninterest income	216	159	950	566
Total noninterest income	4,002	1,729	17,302	5,939
NONINTEREST EXPENSE
Salaries and employee benefits	10,059	4,859	31,034	14,437
Occupancy	1,235	419	3,609	1,263
Equipment and software	862	243	2,272	687
Professional services	442	208	1,950	613
Postage, printing and supplies	61	21	389	63
Communications and data processing	617	313	2,227	986
Marketing and business development	269	90	853	213
FDIC premiums	415	161	1,306	516
Merger and conversion costs	579	718	2,538	1,982
Amortization of intangibles	520	—	1,950	—
Other noninterest expense	2,237	639	6,377	1,934
Total noninterest expense	17,296	7,671	54,505	22,694
INCOME BEFORE PROVISION FOR INCOME TAXES	5,597	3,689	18,619	10,929
Provision for income taxes	1,889	1,463	6,833	4,087
NET INCOME	$3,708	$2,226	$11,786	$6,842
NET INCOME PER SHARE:
Net income per share – basic	$0.15	$0.16	$0.48	$0.51
Net income per share – diluted	$0.15	$0.16	$0.47	$0.49

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$3,708	$2,226	$11,786	$6,842
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $(329), $244, $2,354, and $91, respectively	(524)	392	3,771	147
Reclassification adjustment for gains included in net income net of tax of $0, $4, $17, and $4, respectively	—	(6)	(27)	(6)
Unrealized gains (losses) on available-for-sale securities, net of tax	(524)	386	3,744	141
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $(169), $324, $301, and $507, respectively	(269)	523	473	816
Changes from cash flow hedges	(269)	523	473	816
Other comprehensive income (loss), net of tax	(793)	909	4,217	957
Comprehensive income	$2,915	$3,135	$16,003	$7,799

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Treasury Stock	Total
Balance - December 31, 2014	13,497,118	$136,335	$4,460	$609	$(475)	$140,929
Comprehensive income:
Net Income	—	—	6,842	—	—	6,842
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	141	—	141
Change in unrealized gains on cash flow hedges	—	—	—	816	—	816
Total comprehensive income						7,799
Acquisition of treasury stock	—	—	—	—	(707)	(707)
Issuance of restricted stock	62,091	—	—	—	—	—
Restricted stock activity	—	503	—	—	—	503
Issuance of common stock for long-term incentive plan	102,758	1,285	—	—	—	1,285
Stock-based compensation	—	—	—	—	—	—
Balance - September 30, 2015	13,661,967	$138,123	$11,302	$1,566	$(1,182)	$149,809

Balance - December 31, 2015	24,425,546	$286,367	$3,141	$(1,516)	$—	$287,992
Comprehensive income:
Net Income	—	—	11,786	—	—	11,786
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	3,744	—	3,744
Change in unrealized gains on cash flow hedges	—	—	—	473	—	473
Total comprehensive income						16,003
Acquisition of treasury stock	—	—	—	—	—	—
Issuance of restricted stock	91,486	—	—	—	—	—
Issuance of common stock for option exercises	366,918	2,568	—	—	—	2,568
Issuance of common stock for long-term incentive plan	66,149	884	—	—	—	884
Restricted stock activity	—	378	—	—	—	378
Stock-based compensation	—	638	—	—	—	638
Balance - September 30, 2016	24,950,099	$290,835	$14,927	$2,701	$—	$308,463

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$11,786	$6,842
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,608	412
Depreciation, amortization, and accretion	4,550	1,462
Amortization of restricted stock compensation	378	503
Stock option compensation	638	—
Gain on sales of available-for-sale securities	(44)	(10)
Net write downs and (gains) on sales of other real estate owned	(114)	(86)
Net increase in cash value of bank owned life insurance	(1,167)	(682)
Gain on bank owned life insurance	(27)	(1,112)
Net gains on sale of branches	(3,885)	—
Changes in operating assets and liabilities -
Net change in loans held for sale	13,716	—
Net (increase) decrease in other assets	(10,224)	(3,031)
Net increase (decrease) in accrued expenses and other liabilities	(2,237)	772
Net cash provided by operating activities	14,978	5,070
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	32,438	18,077
Maturities and calls	26,932	5,874
Sales	65,103	5,095
Purchases	(117,950)	(23,285)
Net increase in loans held for investment	(220,030)	(6,695)
(Purchases) proceeds of Federal Home Loan Bank stock, net	(8,569)	642
(Purchases) proceeds of Federal Reserve Bank stock, net	(3,055)	—
Proceeds from bank owned life insurance benefits	36	1,886
Proceeds from sales of other real estate	1,814	1,590
Net cash paid for branch divestiture	(140,295)	—
Purchases of premises and equipment, net	(467)	(242)
Net cash used in investing activities	(364,043)	2,942
FINANCING ACTIVITIES
Net change in deposits	116,885	22,763
Proceeds from Federal Home Loan Bank advances	915,000	638,000
Repayments of Federal Home Loan Bank advances	(745,000)	(651,517)
Issuance of subordinated debentures	—	50,000
Proceeds from exercise of stock options	2,767	—
Acquisition of treasury stock	—	(707)
Net cash provided by financing activities	289,652	58,539
NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,413)	66,551
CASH AND CASH EQUIVALENTS – beginning of period	202,885	94,250
CASH AND CASH EQUIVALENTS – end of period	$143,472	$160,801

	Nine Months Ended
	September 30,
	2016	2015
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$9,386	$2,652
Income taxes paid	$3,462	$3,769

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC CAPITAL BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and financial reporting policies of Atlantic Capital Bancshares, Inc. (“Atlantic Capital”) and its subsidiary conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. On October 31, 2015, Atlantic Capital completed its acquisition of First Security Group, Inc. and its subsidiary FSGBank, N.A. (together, “First Security”). In connection with the acquisition, Atlantic Capital’s subsidiary Atlantic Capital Bank, a Georgia chartered commercial bank merged with and into FSGBank, N.A, which subsequently changed its name to Atlantic Capital Bank, National Association (the “Bank”). The consolidated financial statements reflect the results of operations of Atlantic Capital and Atlantic Capital Bank, and the results of operations of First Security subsequent to the date of acquisition. In connection with the acquisition, Atlantic Capital issued approximately 8,790,193 shares of common stock as partial consideration to former shareholders of First Security, with the remaining consideration consisting of approximately $47.1 million in cash. See Note 3 to the Consolidated Financial Statements for additional information.
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
NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Atlantic Capital is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance, however all of the guidance must be adopted in the same period. If early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The adoption of this guidance is not expected to have a material effect on Atlantic Capital’s financial position or results of operations.
In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases. Under the new guidance, leases classified as operating leases under previous GAAP must be recorded on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Atlantic Capital is evaluating the impact of this update to Atlantic Capital’s financial position and results of operations.
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

Acquisition-related costs totaled $579,000 and $2.5 million for the three and nine months ended September 30, 2016, and $718,000 and $2.0 million for the three and nine months ended September 30, 2015, respectively, and were included in noninterest expense in the consolidated income statement. Acquisition related costs primarily include severance costs, professional services, data processing fees related to systems conversion and other noninterest expenses.

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
(2) Reflects the recognition of First Security’s deferred tax assets totaling approximately $50 million and approximately $9 million in deferred tax assets established as a result of other purchase accounting adjustments.

(3) Reflects approximately $5 million in deferred tax liabilities established as a result of purchase accounting adjustments.

(in thousands)	Total Purchase Price Consideration

Aggregate Cash Consideration	$47,098
Aggregate Stock Consideration	121,305
Estimated Value associated with converted stock awards	2,705
Total Purchase Price Consideration	$171,108

During the third quarter of 2016, Atlantic Capital recorded measurement period adjustments that decreased goodwill by $687,000. The adjustments reduced the TriNet Servicing Asset as well as increased the Deferred Tax Asset. During the nine months ended September 30, 2016, measurement period adjustments to goodwill totaled $1.6 million.

Divestiture of Branches

On December 17, 2015, the Bank entered into two separate definitive agreements to sell seven branches in the Bank’s Tennessee market. The agreement with First Freedom Bank included the sale of three branches located in Algood, Cookeville and Gainesboro, Tennessee for a premium of 2.25% of deposits. The agreement with Athens Federal Community Bank, N.A. included the sale of four branches in Athens, Lenoir City, Madisonville and Sweetwater, Tennessee for a premium of 3.50% of deposits. Both transactions closed in the second quarter of 2016 and resulted in a combined gain of $3.9 million as well as a reduction of approximately $191.0 million in deposits, approximately $34.7 million in loans and approximately $8.6 million in other assets. The gain was somewhat reduced by an impairment of $2.0 million in core deposit intangibles, which was offset by a $344,000 reversal in time deposit premium. There were also $305,000 of expenses associated with the divestitures included in noninterest expense in the second quarter of 2016.

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds and repurchase agreements for short-term liquidity needs.
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of September 30, 2016 and December 31, 2015.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
September 30, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$16,074	$—	$16,074	$(16,074)	$—	$—
Derivatives	15,599	—	15,599	—	—	15,599
Total	$31,673	$—	$31,673	$(16,074)	$—	$15,599
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	14,449	—	14,449	(14,992)	(2,312)	—
Total	$14,449	$—	$14,449	$(14,992)	$(2,312)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$13,666	$—	$13,666	$(13,666)	$—	$—
Derivatives	6,554	—	6,554	—	—	6,554
Total	$20,220	$—	$20,220	$(13,666)	$—	$6,554
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$11,931	$—	$11,931	$(14,744)	$—	$—
Derivatives	6,163	—	6,163	(10,268)	(3,240)	—
Total	$18,094	$—	$18,094	$(25,012)	$(3,240)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at September 30, 2016 and December 31, 2015.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2016
Debt securities—
U.S. Government agencies	$21,806	$237	$(26)	$22,017
U.S. states and political divisions	82,879	854	(518)	83,215
Trust preferred securities	4,720	—	(327)	4,393
Corporate debt securities	20,004	324	(858)	19,470
Residential mortgage-backed securities-agency	216,364	3,791	(766)	219,389
Total	$345,773	$5,206	$(2,495)	$348,484

December 31, 2015
Debt securities—
U.S. treasuries	$4,952	$3	$(33)	$4,922
U.S. Government agencies	65,373	249	(770)	64,852
U.S. states and political divisions	27,751	301	(262)	27,790
Trust preferred securities	4,732	—	(457)	4,275
Corporate debt securities	20,653	52	(188)	20,517
Residential mortgage-backed securities-agency	226,142	1,019	(3,296)	223,865
Total	$349,603	$1,624	$(5,006)	$346,221

The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$4,611	$4,641
Over 1 year through 5 years	9,497	9,264
5 years to 10 years	44,085	44,372
Over 10 years	71,216	70,818
	129,409	129,095
Mortgage-backed residential securities	216,364	219,389
Total	$345,773	$348,484

The following table summarizes available-for-sale securities in an unrealized loss position as of September 30, 2016 and December 31, 2015.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2016
U.S. Government agencies	$—	$—	3,036	$(26)	$3,036	$(26)
U.S. states and political divisions	38,899	(518)	—	—	38,899	(518)
Trust preferred securities	—	—	4,394	(327)	4,394	(327)
Corporate debt securities	5,782	(858)	—	—	5,782	(858)
Residential mortgage-backed securities	92,442	(495)	23,939	(271)	116,381	(766)
Totals	$137,123	$(1,871)	$31,369	$(624)	$168,492	$(2,495)
December 31, 2015
U.S. treasuries	$—	$(33)	$—	$—	$—	$(33)
U.S. Government agencies	24,380	(526)	22,218	(244)	46,598	(770)
U.S. states and political divisions	11,280	(249)	2,248	(13)	13,528	(262)
Trust preferred securities	—	—	4,275	(457)	4,275	(457)
Corporate debt securities	15,168	(188)	—	—	15,168	(188)
Residential mortgage-backed securities	143,611	(2,634)	40,152	(662)	183,763	(3,296)
Totals	$194,439	$(3,630)	$68,893	$(1,376)	$263,332	$(5,006)

At September 30, 2016, there were 124 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2016 and December 31, 2015 were attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or nine months ended September 30, 2016 or 2015.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Proceeds from sales	$—	$5,095	$65,103	$5,095
Gross realized gains	—	10	449	10
Gross realized losses	—	—	(405)	—
Net gains on sales of securities	$—	$10	$44	$10

Investment securities with a carrying value of $95.0 million and $39.3 million were pledged to secure borrowings at September 30, 2016 and December 31, 2015, respectively.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of September 30, 2016 and December 31, 2015, is summarized below.

	September 30, 2016	December 31, 2015
	(in thousands)
Loans held for sale
TriNet loans held for sale	$43,157	$58,934
Branch loans held for sale	—	35,470
Other loans held for sale	3,443	1,061
Total loans held for sale	$46,600	$95,465

Loans held for investment
Commercial loans:
Commercial and industrial	$533,632	$467,083
Commercial real estate	863,283	846,413
Construction and land	213,336	166,358
Mortgage warehouse loans	171,251	84,350
Total commercial loans	1,781,502	1,564,204
Residential:
Residential mortgages	100,046	110,381
Home equity	78,952	80,738
Total residential loans	178,998	191,119
Consumer	30,453	30,451
Other	20,736	6,901
Total loans	2,011,689	1,792,675
Less net deferred fees and other unearned income	(3,587)	(2,006)
Less allowance for loan losses	(18,534)	(18,905)
Loans held for investment, net	$1,989,568	$1,771,764

At September 30, 2016 and December 31, 2015, loans with a carrying value of $531.8 million and $168.1 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At September 30, 2016 and December 31, 2015, the carrying value and outstanding balance of Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 was $17.2 million and $24.3 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(in thousands)
Balance at beginning of period	$1,826	$2,369
Additions due to acquisitions	—	—
Accretion	(341)	(884)
Reclassification of nonaccretable discount due to improvement in expected cash flows	2,404	2,404
Other changes, net	295	295
Balance at end of period	$4,184	$4,184

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At September 30, 2016, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $4.2 million.

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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015.

	2016				2015
Three Months Ended September 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$16,469	$1,389	$519	$18,377	$11,365	$398	$222	$11,985
Provision for loan losses	409	64	(10)	463	(70)	(65)	(2)	(137)
Loans charged-off	(287)	(9)	(65)	(361)	—	—	—	—
Recoveries	34	7	14	55	14	—	—	14
Total ending allowance balance	$16,625	$1,451	$458	$18,534	$11,309	$333	$220	$11,862

	2016				2015
Nine Months Ended September 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$16,537	$1,981	$387	$18,905	$10,967	$347	$107	$11,421
Provision for loan losses	1,934	(503)	177	1,608	313	(14)	113	412
Loans charged-off	(1,897)	(34)	(249)	(2,180)	—	—	—	—
Recoveries	51	7	143	201	29	—	—	29
Total ending allowance balance	$16,625	$1,451	$458	$18,534	$11,309	$333	$220	$11,862

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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at September 30, 2016 or December 31, 2015, as the carrying value of the respective loan or pool of loans’ cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans being accounted for under ASC 310-30.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of September 30, 2016 and December 31, 2015.

September 30, 2016	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$686	$65	$—	$751
Collectively evaluated for impairment	15,939	1,386	458	17,783
PCI	—	—	—	—
Total ending allowance balance	$16,625	$1,451	$458	$18,534

Loans:
Loans individually evaluated for impairment	$8,650	$406	$—	$9,056
Loans collectively evaluated for impairment	1,760,717	173,501	51,178	1,985,396
PCI	12,135	5,091	11	17,237
Total ending loans balance	$1,781,502	$178,998	$51,189	$2,011,689

December 31, 2015	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,619	$—	$—	$1,619
Collectively evaluated for impairment	14,918	1,981	387	17,286
PCI	—	—	—	—
Total ending allowance balance	$16,537	$1,981	$387	$18,905

Loans:
Loans individually evaluated for impairment	$12,049	$—	$—	$12,049
Loans collectively evaluated for impairment	1,534,507	184,447	37,323	1,756,277
PCI	17,648	6,672	29	24,349
Total ending loans balance	$1,564,204	$191,119	$37,352	$1,792,675

The following tables present information on Atlantic Capital’s impaired loans for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016					2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$3,118	$3,057	$—	$3,028	$40	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	1,659	1,659	—	1,659	14
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$3,118	$3,057	$—	$3,028	$40	$1,659	$1,659	$—	$1,659	$14
Impaired loans with an allowance recorded:
Commercial and industrial	$4,461	$4,461	$481	$4,461	$—	$—	$—	$—	$—	$—
Commercial real estate	1,132	1,132	205	1,132	—	4,912	4,912	693	4,890	34
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	406	406	65	406	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$5,999	$5,999	$751	$5,999	$—	$4,912	$4,912	$693	$4,890	$34
Total impaired loans	$9,117	$9,056	$751	$9,027	$40	$6,571	$6,571	$693	$6,549	$48

	For the Nine Months Ended September 30,
	2016					2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$3,118	$3,057	$—	$2,960	$112	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	1,659	1,659	—	1,659	41
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$3,118	$3,057	$—	$2,960	$112	$1,659	$1,659	$—	$1,659	$41
Impaired loans with an allowance recorded:
Commercial and industrial	$4,461	$4,461	$481	$4,461	$—	$—	$—	$—	$—	$—
Commercial real estate	1,132	1,132	205	1,132	—	4,912	4,912	693	4,904	100
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	406	406	65	406	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$5,999	$5,999	$751	$5,999	$—	$4,912	$4,912	$693	$4,904	$100
Total impaired loans	$9,117	$9,056	$751	$8,959	$112	$6,571	$6,571	$693	$6,563	$141

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. Troubled debt restructurings (“TDR”) are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of September 30, 2016 and December 31, 2015, the Company had a recorded investment in TDRs of $7.8 million and $9.1 million, respectively. During the three and nine months ended September 30, 2016, the modification of terms for one Commercial and Industrial loan included an extension of the maturity date and related amortization period date of two years. The modification of terms for two Commercial Real Estate loans established an interest only payment period of six months. No loans modified as TDRs in the 12 months prior to September 30, 2016 have defaulted.

The Company did not modify any new loans as a TDR during the three and nine months ended September 30, 2015. Loans, by portfolio class, modified as TDRs during the three and nine months ended September 30, 2016 are as follows (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2016
Commercial and industrial	1	$4,170	$4,170
Commercial real estate	2	614	614
Total	3	$4,784	$4,784

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

As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
September 30, 2016
Commercial and industrial	$501,594	$13,695	$12,796	$16	$—	$528,101
Commercial real estate	849,851	6,166	1,193	—	—	857,210
Construction and land	207,977	4,828	—	—	—	212,805
Residential mortgages	96,460	—	394	12	—	96,866
Home equity	77,041	—	—	—	—	77,041
Mortgage warehouse	171,251	—	—	—	—	171,251
Consumer/Other	51,178	—	—	—	—	51,178
Total loans, excluding PCI loans	$1,955,352	$24,689	$14,383	$28	$—	$1,994,452
Commercial and industrial	$3,565	$1,222	$397	$—	$347	$5,531
Commercial real estate	490	362	4,627	—	594	6,073
Construction and land	—	254	277	—	—	531
Residential mortgages	99	1,363	1,718	—	—	3,180
Home equity	30	1,316	565	—	—	1,911
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	1	9	—	1	11
Total PCI loans	$4,184	$4,518	$7,593	$—	$942	$17,237

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2015
Commercial and industrial	$450,523	$2,507	$2,707	$3,235	$—	$458,972
Commercial real estate	826,339	5,411	1,659	4,449	—	837,858
Construction and land	161,226	4,150	—	—	—	165,376
Residential mortgages	105,948	—	200	—	—	106,148
Home equity	78,189	—	110	—	—	78,299
Mortgage warehouse	84,350	—	—	—	—	84,350
Consumer/Other	37,312	11	—	—	—	37,323
Total loans, excluding PCI loans	$1,743,887	$12,079	$4,676	$7,684	$—	$1,768,326
Commercial and industrial	$—	$5,142	$2,786	$183	$—	$8,111
Commercial real estate	1,063	850	5,465	1,177	—	8,555
Construction and land	27	354	601	—	—	982
Residential mortgages	—	1,929	2,053	251	—	4,233
Home equity	—	1,606	492	341	—	2,439
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	15	13	1	—	29
Total PCI loans	$1,090	$9,896	$11,410	$1,953	$—	$24,349

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans.

	As of September 30, 2016
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$528,579	$4,633	$404	$16	$5,531	$533,632
Commercial real estate	862,598	685	—	—	6,073	863,283
Construction and land	212,382	887	67	—	531	213,336
Residential mortgages	99,144	608	282	12	3,180	100,046
Home equity	77,574	1,378	—	—	1,911	78,952
Mortgage warehouse	171,251	—	—	—	—	171,251
Consumer	50,732	448	9	—	11	51,189
Total Loans	$2,002,260	$8,639	$762	$28	$17,237	$2,011,689

	As of December 31, 2015
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$455,647	$—	$90	$3,235	$8,111	$467,083
Commercial real estate	832,845	—	564	4,449	8,555	846,413
Construction and land	165,376	—	—	—	982	166,358
Residential mortgages	106,042	106	—	—	4,233	110,381
Home equity	78,299	—	—	—	2,439	80,738
Mortgage warehouse	84,350	—	—	—	—	84,350
Consumer	37,082	30	123	88	29	37,352
Total Loans	$1,759,641	$136	$777	$7,772	$24,349	$1,792,675

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets as of September 30, 2016 and December 31, 2015 is summarized below:

	September 30,	December 31,
	2016	2015
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(2,477)	(526)
Less: impairment related to divested branches	(1,948)	—
Core deposit intangible, net	5,119	9,018
Servicing assets, net	3,193	2,862
Total other intangibles, net	8,312	11,880
Goodwill	21,759	23,352
Total goodwill and other intangible assets, net	$30,071	$35,232

During the third quarter of 2016, Atlantic Capital recorded $551,000 of impairment to the TriNet servicing asset. A portion of this charge, totaling $390,000, was recorded as a measurement period adjustment to goodwill. The remaining $161,000 was recorded as a third quarter 2016 expense.

NOTE 8 – SERVICING RIGHTS

SBA Servicing Rights

SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in other assets. As of September 30, 2016 and December 31, 2015, the balance of SBA loans sold and serviced by Atlantic Capital totaled $104.3 million and $65.9 million, respectively.

Changes in the balance of servicing assets for the three and nine months ended September 30, 2016 and 2015 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
SBA Loan Servicing Rights	2016	2015	2016	2015
	(in thousands)
Beginning carrying value, net	$2,117	$1,055	$1,687	$782
Additions	328	243	889	603
Amortization	(125)	(39)	(256)	(126)
Impairment	—	—	—	—
Ending carrying value	$2,320	$1,259	$2,320	$1,259

At September 30, 2016, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Asset	September 30, 2016
(dollars in thousands)
Fair value of retained servicing assets	$2,408
Weighted average life	6.60 years
Prepayment speed:	7.69%
Decline in fair value due to a 10% adverse change	$(78)
Decline in fair value due to a 20% adverse change	$(136)
Weighted average discount rate	12.14%
Decline in fair value due to a 100 bps adverse change	$(87)
Decline in fair value due to a 200 bps adverse change	$(151)

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

TriNet Servicing Rights

Changes in the balance of TriNet servicing assets for the three and nine months ended September 30, 2016 and 2015 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
TriNet Servicing Rights	2016	2015	2016	2015
	(in thousands)
Beginning carrying value, net	$1,471	$—	$1,175	$—
Additions	—	—	406	—
Amortization	(47)	—	(157)	—
Impairment	(551)	—	(551)	—
Ending carrying value	$873	$—	$873	$—

During the third quarter of 2016, Atlantic Capital recorded $551,000 of impairment to the TriNet servicing asset. A portion of this charge, totaling $390,000, was recorded as a measurement period adjustment to goodwill. The remaining $161,000 was recorded as a third quarter 2016 expense.

At September 30, 2016, the sensitivity of the fair value of the TriNet servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Rights	September 30, 2016
(dollars in thousands)
Fair value of retained servicing assets	$873
Weighted average life	9.61 years
Prepayment speed:	5.00%
Decline in fair value due to a 10% adverse change	$(61)
Decline in fair value due to a 20% adverse change	$(73)
Weighted average discount rate	8.00%
Decline in fair value due to a 100 bps adverse change	$(26)
Decline in fair value due to a 200 bps adverse change	$(50)

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2016
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$5,691	$(2,197)	$3,494	$(2,455)	$939	$(1,516)
Unrealized net gains (losses) on investment securities available-for-sale	(853)	329	(524)	6,125	(2,354)	3,771
Reclassification adjustment for net realized gains (losses) on investment securities available-for-sale	—	—	—	(44)	17	(27)
Unrealized net gains (losses) on derivatives	(438)	169	(269)	774	(301)	473
Accumulated other comprehensive income (loss) end of period	$4,400	$(1,699)	$2,701	$4,400	$(1,699)	$2,701

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2015
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$1,064	$(407)	$657	$986	$(377)	$609
Unrealized net gains (losses) on investment securities available-for-sale	636	(244)	392	238	(91)	147
Reclassification adjustment for net realized gains on investment securities available-for-sale	(10)	4	(6)	(10)	4	(6)
Unrealized net gains (losses) on derivatives	847	(324)	523	1,323	(507)	816
Accumulated other comprehensive income (loss) end of period	$2,537	$(971)	$1,566	$2,537	$(971)	$1,566

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
The following table represents the earnings per share calculations for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(in thousands, except per share amounts)
Net income available to common shareholders	$3,708	$2,226	$11,786	$6,842
Weighted average shares outstanding
Basic (1)	24,891,822	13,562,125	24,674,953	13,527,195
Effect of dilutive securities:
Stock options and warrants	368,458	342,270	431,297	339,117
Diluted	25,260,280	13,904,395	25,106,250	13,866,312
Income per common share:
Basic	$0.15	$0.16	$0.48	$0.51
Diluted	$0.15	$0.16	$0.47	$0.49
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options and warrants outstanding of 162,428 at September 30, 2016 and 0 at September 30, 2015 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
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
At September 30, 2016, 24,950,099 shares of common stock were issued and outstanding. At December 31, 2015, 24,425,546 shares of common stock were issued and outstanding.
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
Cash Flow Hedges
At September 30, 2016, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2016 and December 31, 2015, Atlantic Capital had interest rate swaps designated as cash flow hedges with an aggregate notional amount of $50.0 million, respectively.

No hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2016 or 2015. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $371,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. At September 30, 2016 and December 31, 2015, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $139.0 million and $137.1 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At September 30, 2016 and December 31, 2015, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $17.3 million and $13.5 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At September 30, 2016 and December 31, 2015, Atlantic Capital had credit risk participation agreements with a notional amount of $4.7 million and $22.4 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of September 30, 2016 and December 31, 2015:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		September 30, 2016		December 31, 2015
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$50,000	$1,351	$50,000	$474

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		September 30, 2016		December 31, 2015
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$69,510	$3,098	$68,560	$1,617
Zero premium collar	Other assets	99,399	11,150	101,407	4,463
		$168,909	$14,248	$169,967	$6,080

Dealer offsets to customer swap positions	Other liabilities	$69,510	$3,298	$68,560	$1,697
Credit risk participation	Other liabilities	4,680	1	22,447	3
Dealer offset to zero premium collar	Other liabilities	99,399	11,150	101,407	4,463
		$173,589	$14,449	$192,414	$6,163
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and nine months ended September 30, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships
	Three months ended September 30,					Nine months ended September 30,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)			Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2016	2015	Location	2016	2015	2016	2015	Location	2016	2015
Interest rate swaps	$(269)	$523	Interest income	$177	$214	$473	$816	Interest income	$546	$435

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
Subordinated debt is summarized as follows.

	September 30, 2016	December 31, 2015
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	676	803
Subordinated debt, net	$49,324	$49,197
All subordinated debt outstanding at September 30, 2016 matures after more than five years.

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

As of September 30, 2016, approximately 4,000,000 additional awards could be granted under the plan. Through September 30, 2016, incentive stock options, nonqualified stock options, restricted and non-restricted stock awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

As of September 30, 2016 and December 31, 2015, warrants for 363,000 and 588,000 shares, respectively, were outstanding for the purchase of common stock at a price of $10.00 per warrant. The warrants were issued as of May 14, 2007, the date of issuance of common stock sold in the initial private placement, and are exercisable for a period of ten years following the issuance.

The Company estimates the fair value of its options and warrants awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options or warrants granted during the nine months ended September 30, 2016 and 2015.

The following table represents stock option and warrant activity for the nine months ended September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	2,369,759	$11.30
Exercised	(716,408)	10.03
Forfeited	(7,836)	10.76
Expired	(2,028)	47.89
Outstanding, September 30, 2016	1,643,487	$11.82	4.25	$5,531

Exercisable, September 30, 2016	1,313,131	$11.23	3.16	$5,280

Atlantic Capital recognized compensation expense relating to stock options of $192,000 and $638,000 for the three and nine months ended September 30, 2016, respectively. No compensation expense related to stock options was recognized in the three and nine months ended September 30, 2015. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

The following table represents restricted stock activity for the nine months ended September 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2015	217,658	$13.07
Granted	91,486	14.20
Vested	(33,786)	10.91
Forfeited	(18,386)	14.24
Outstanding, September 30, 2016	256,972	$13.67

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended September 30, 2016 and 2015, compensation expense of $71,000 and $189,000, respectively, was recognized related to restricted stock awards. For the nine months ended September 30, 2016 and 2015, compensation expense of $527,000 and $503,000, respectively, was recognized related to restricted stock awards.

As of September 30, 2016, there was $2.4 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.13 years.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the nine months ended September 30, 2015. There was one transfer between Level 2 and Level 3 and no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.

	Fair Value Measurements at
	September 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$22,017	$—	$22,017
U.S. states and political subdivisions	—	83,215	—	83,215
Trust preferred securities	—	4,393	—	4,393
Corporate debt securities	—	19,470	—	19,470
Mortgage-backed securities	—	219,389	—	219,389
Total securities available-for-sale	$—	$348,484	$—	$348,484
Interest rate derivative assets	$—	$15,599	$—	$15,599
Interest rate derivative liabilities	$—	$14,449	$—	$14,449

	Fair Value Measurements at
	December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. treasuries	$—	$4,922	$—	$4,922
U.S. government agencies	—	64,852	—	64,852
U.S. states and political subdivisions	—	27,790	—	27,790
Trust preferred securities	—	4,275	—	4,275
Corporate debt securities	—	20,517	—	20,517
Mortgage-backed securities	—	221,451	2,414	223,865
Total securities available-for-sale	$—	$343,807	$2,414	$346,221
Interest rate derivative assets	$—	$6,554	$—	$6,554
Interest rate derivative liabilities	$—	$6,163	$—	$6,163

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values:

Securities Available-for-Sale
(in thousands)
December 31, 2015	$2,414
Change due to presence of observable market data	(2,414)
September 30, 2016	$—

For the nine months ended September 30, 2016 and 2015, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.

September 30, 2016	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$5,998	$5,998

December 31, 2015	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$4,449	$4,449

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of Atlantic Capital’s entire holdings. Because no ready market exists for a significant portion of Atlantic Capital’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Off-balance sheet financial instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at September 30, 2016 and December 31, 2015.

	Fair Value Measurements at
	September 30, 2016 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$44,563	$44,563	$—	$—
Interest bearing deposits in banks	75,750	75,750	—	—
Other short-term investments	23,159	23,159	—	—
Total securities available-for-sale	348,484	—	348,484	—
FHLB stock	9,617	—	—	9,617
Federal Reserve Bank stock	9,670	—	—	9,670
Loans held for investment, net	1,989,568	—	—	1,985,222
Derivative assets	15,599	—	15,599	—
Financial liabilities
Deposits	$2,188,856	$—	$2,155,274	$—
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—
Subordinated debt	49,324	—	49,324	—
FHLB advances	170,000	—	169,803	—
Derivative financial instruments	14,449	—	14,449	—

	Fair Value Measurements at
	December 31, 2015 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$45,848	$45,848	$—	$—
Interest-bearing deposits in other banks	130,900	130,900	—	—
Reverse repurchase agreements	13,666	13,666	—	—
Total securities available-for-sale	346,221	—	343,807	2,414
FHLB stock	8,034	—	—	8,034
Loans held for investment, net	1,771,764	—	—	1,752,796
Derivative assets	6,554	—	6,554	—
Financial liabilities
Deposits	$2,048,808	$—	$2,018,898	$—
Federal funds purchased and securities sold under agreements to repurchase	11,931	11,931	—	—
Subordinated debt	49,197	—	49,197	—
Derivative financial instruments	6,163	—	6,163	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015

Commitments to extend credit	$646,460	$559,448
Standby letters of credit	13,855	10,502
	$660,315	$569,950

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Atlantic Capital Bancshares, Inc. (the “Company” or “Atlantic Capital”) contains forward-looking statements within the meaning of section 27A of the Securities Act and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the expected growth opportunities and cost savings from the acquisition of First Security Group, Inc. (“First Security”) may not be fully realized or may take longer to realize than expected;

•
revenues following the transaction with First Security and recent branch sales may be lower than expected as a result deposit attrition, increased operating costs, customer loss, and business disruption;

•	loss of income from our TriNet division following our planned exit of this business;

•	diversion of management time on integration related issues;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of our products and services;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which we conduct operations may adversely affect our operating results;

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

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of Atlantic Capital are in accordance with GAAP and conform to general practices within the banking industry. Atlantic Capital’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Atlantic Capital’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Atlantic Capital’s accounting for the allowance for loan losses, fair value measurements, and income tax related items. Significant accounting policies are discussed in Note 1 of the consolidated financial statements within Atlantic Capital’s Annual Report on Form 10-K.
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
Management considers the established ALL adequate to absorb losses that relate to loans outstanding at September 30, 2016, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower’s access to liquidity and other factors. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Atlantic Capital’s estimates would be updated and additions to the ALL may be required.

Fair value measurements.
Atlantic Capital’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. At September 30, 2016, the percentage of total assets measured at fair value was 13%, which is primarily securities available-for-sale. See Note 14 “Fair Value Measurements” in the consolidated financial statements for additional disclosures regarding the fair value of our assets and liabilities.
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

Non-GAAP Financial Measures

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP and should be read along with Table 1, which provides a reconciliation of non-GAAP financial measures to GAAP financial measures. Management uses the following non-GAAP financial measure in its analysis of Atlantic Capital’s performance: taxable equivalent net interest income. Management uses this non-GAAP financial measure because it believes it provides a greater understanding of ongoing performance and operations, enhances comparability with prior periods, and provides users of our financial information with a meaningful measure for assessing our financial results and credit trends. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as an alternative to any measure of performance or financial condition as determined in accordance with GAAP. In addition, non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures presented by other companies. Investors should consider Atlantic Capital’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. A reconciliation of this non-GAAP financial measure to GAAP financial measures is included in Table 1.
EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
On October 31, 2015, Atlantic Capital completed the acquisition of First Security and its wholly-owned bank subsidiary FSGBank. The acquired entity’s results are included in Atlantic Capital’s consolidated results beginning on October 31, 2015, the acquisition date.
During the third quarter of 2016, Atlantic Capital made the decision to close the TriNet Lending division. Sales of additional TriNet loans are expected in the fourth quarter of 2016, or first quarter of 2017, resulting in additional fee income and a reduction in loan balances. A portion of the cost savings from the closure of the TriNet division will be reinvested into the SBA lending division.
Atlantic Capital also announced its intent to open a corporate banking office in Charlotte, North Carolina, as part of the ongoing effort to build capacity for growth in revenue and improvement in profitability
Atlantic Capital reported net income of $3.7 million for the third quarter of 2016. This compared to net income of $2.2 million for the third quarter of 2015. Diluted income per common share was $.15 for the third quarter of 2016 compared to diluted income per common share of $.16 for the third quarter of 2015.
For the nine months ended September 30, 2016, Atlantic Capital reported net income of $11.8 million. This compared to net income of $6.8 million for the first nine months ended September 30, 2015. Diluted income per common share was $.47 for the nine months ended September 30, 2016 compared to $.49 for the same period in 2015.
The increase in net income for the three months ended September 30, 2016, compared to the same period in 2015, is primarily the result of a $9.9 million increase in net interest income and a $3.9 million gain on the sale of seven branches, offset by a $5.2 million increase in salary and benefits expenses. The increases in interest income and salary and benefits expenses are related to the acquisition of First Security.
For the nine months ended September 30, 2016 compared to the first nine months of 2015, the increase in net income was primarily attributable to a $29.3 million, or 104%, increase in net interest income. In addition, noninterest income increased $11.4 million, or 191%, due to the $3.9 million gain on sale of branches, increased service charges, and higher trust and mortgage income due to the acquisition of First Security. This was offset by a $31.8 million, or 140%, increase in noninterest expense, resulting primarily from a $16.6 million increase in salary and benefits expenses and increases in other noninterest expenses related to the acquisition of First Security.
Taxable equivalent net interest income was $19.5 million for the third quarter of 2016, compared to $9.5 million for the third quarter of 2015. Taxable equivalent net interest margin increased to 3.12% for the three months ended September 30, 2016 from 2.93% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net interest income was $57.7 million compared to $28.1 million for the same period of 2015. Net interest margin increased to 3.11% for the nine months ended September 30, 2016 from 2.91% for the nine months ended September 30, 2015. The margin increases for the three and nine months ended September 30, 2016 compared to the prior year were primarily due to higher yields on loans and the increase in loan volume from First Security.
Provision for loan losses for the quarter ended September 30, 2016 totaled $463,000, an increase of $600,000 from the quarter ended September 30, 2015. The higher provision for the three months ended September 30, 2016 resulted from an increase in the general component of the allowance due to loan growth and an increase in reserves of $58,000 for specifically evaluated impaired credits. For the nine months ended September 30, 2016, Atlantic Capital’s provision for loan losses was $1.6 million compared to a provision of $412,000 for the first nine months of 2015. The increase was primarily due to the same factors resulting in the quarterly increase, namely the growth in loan balances due to the acquisition of First Security.
Noninterest income increased $2.3 million, or 131%, to $4.0 million from the third quarter of 2015. The increase was primarily due to a $749,000 increase in service charges. The addition of mortgage income and trust income from the acquisition of First Security also increased noninterest income by $993,000 compared to the quarter ended September 30, 2015. For the first nine months of 2016, noninterest income increased $11.4 million, or 191%, to $17.3 million. The increase was primarily due to the same factors resulting in the quarterly increase as well as the $3.9 million gain on the sale of seven branches and the $1.1 million in gains on the sale of TriNet loans.
For the third quarter of 2016, noninterest expense increased $9.6 million, or 125%, compared to the third quarter of 2015. Noninterest expense totaled $54.5 million for the nine months ended September 30, 2016, compared to $22.7 million for the same period in 2015. The most significant components of the increase for the quarterly and year-to-date periods were higher salary and benefit, occupancy, equipment and software, and data processing expenses related to the acquisition of First Security. The payment of incentives for new strategic hires during the three and nine months ended September 30, 2016 contributed to the increase in salary and benefit expense.

Table 1 - Quarterly Selected Financial Data
(in thousands, except share and per share data; taxable equivalent)

	2016			2015		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2016	2015
INCOME SUMMARY
Interest income	$22,428	$22,190	$21,553	$18,270	$10,345	$66,171	$30,760
Interest expense	2,941	2,907	2,632	2,292	840	8,480	2,631
Net interest income	19,487	19,283	18,921	15,978	9,505	57,691	28,129
Provision (credit) for loan losses	463	777	368	7,623	(137)	1,608	412
Net interest income after provision for loan losses	19,024	18,506	18,553	8,355	9,642	56,083	27,717
Noninterest income	4,002	8,880	4,420	3,460	1,729	17,302	5,939
Noninterest expense	17,296	18,943	18,266	23,239	7,671	54,505	22,694
Income (loss) before income taxes	5,730	8,443	4,707	(11,424)	3,700	18,880	10,962
Income tax expense (benefit)	2,022	3,296	1,776	(3,263)	1,474	7,094	4,120
Net income (loss)	$3,708	$5,147	$2,931	$(8,161)	$2,226	$11,786	$6,842

PER SHARE DATA
Basic earnings per share	$0.15	$0.21	$0.12	$(0.40)	$0.16	$0.48	$0.51
Diluted earnings per share	0.15	0.20	0.12	(0.40)	0.16	0.47	0.49

PERFORMANCE MEASURES
Return on average equity	4.84%	6.88%	4.02%	(13.22)%	6.08%	5.25%	6.3%
Return on average assets	0.55	0.76	0.45	(1.45)	0.66	0.58	0.67
Taxable equivalent net interest margin	3.12	3.12	3.26	3.13	2.93	3.11	2.91
Efficiency ratio	74.05	67.44	77.12	119.74	68.35	72.93	66.68
Equity to assets	11.17	10.83	10.81	10.91	10.53	11.17	10.91

ASSET QUALITY
Allowance for loan losses to loans	0.92%	0.95%	0.93%	1.06%	1.13%	0.92%	1.13%
Net charge-offs	$306	$8	$1,665	$580	$(14)	$1,979	$(29)
Net charge-offs to average loans(1)	0.06%	—%	0.35%	0.15%	(0.01)%	0.13%	—%
NPAs to total assets	0.09	0.07	0.08	0.40	—	0.09	—

AVERAGE BALANCES
Total loans	$2,003,180	$2,000,685	$1,881,749	$1,583,280	$1,052,785	$1,965,092	$1,051,878
Investment securities	335,880	358,439	357,728	255,312	134,016	372,208	135,961
Total assets	2,717,996	2,718,110	2,620,750	2,248,614	1,349,997	2,704,670	1,359,059
Deposits	2,163,569	2,135,292	2,155,683	1,886,292	1,101,434	2,164,477	1,100,402
Shareholders’ equity	306,642	299,170	291,806	246,842	146,430	299,048	144,816
Number of common shares - basic	24,891,822	24,644,755	24,485,900	20,494,895	13,562,125	24,674,953	13,527,195
Number of common shares - diluted	25,260,280	25,158,694	24,993,597	21,004,577	13,904,395	25,106,250	13,866,312

(1) Annualized.

Table 1 - Quarterly Selected Financial Data (continued)
(in thousands, except share and per share data)

	2016			2015		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2016	2015
AT PERIOD END
Total loans	$2,054,702	$1,971,198	$1,982,054	$1,886,134	$1,046,437	$2,054,702	$1,046,437
Investment securities	348,484	328,370	366,641	346,221	127,168	348,484	127,168
Total assets	2,761,244	2,807,822	2,726,888	2,638,780	1,381,698	2,761,244	1,381,698
Deposits	2,188,856	2,158,305	2,282,462	2,262,218	1,128,608	2,188,856	1,128,608
Shareholders’ equity	308,463	304,066	296,015	287,992	149,809	308,463	149,809
Number of common shares outstanding	24,950,099	24,750,163	24,569,823	24,425,546	13,562,125	24,950,099	13,562,125

Non-GAAP Performance Measures Reconciliation
(in thousands)
	2016			2015		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2016	2015
Interest income reconciliation
Interest income - GAAP	$22,295	$22,116	$21,499	$18,240	$10,334	$65,910	$30,727
Taxable equivalent adjustment	133	74	54	30	11	261	33
Interest income - taxable equivalent	$22,428	$22,190	$21,553	$18,270	$10,345	$66,171	$30,760

Net interest income reconciliation
Net interest income - GAAP	$19,354	$19,209	$18,867	$15,948	$9,494	$57,430	$28,096
Taxable equivalent adjustment	133	74	54	30	11	261	33
Net interest income - taxable equivalent	$19,487	$19,283	$18,921	$15,978	$9,505	$57,691	$28,129

Net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$18,891	$18,432	$18,499	$8,325	$9,631	$55,822	$27,684
Taxable equivalent adjustment	133	74	54	30	11	261	33
Net interest income after provision for loan losses - taxable equivalent	$19,024	$18,506	$18,553	$8,355	$9,642	$56,083	$27,717

Income (loss) before income taxes reconciliation
Income (loss) before income taxes - GAAP	$5,597	$8,369	$4,653	$(11,454)	$3,689	$18,619	$10,929
Taxable equivalent adjustment	133	74	54	30	11	261	33
Income (loss) before income taxes - taxable equivalent	$5,730	$8,443	$4,707	$(11,424)	$3,700	$18,880	$10,962

Income tax expense (benefit) reconciliation
Income tax expense (benefit) - GAAP	$1,889	$3,222	$1,722	$(3,293)	$1,463	$6,833	$4,087
Taxable equivalent adjustment	133	74	54	30	11	261	33
Income tax expense (benefit) - taxable equivalent	$2,022	$3,296	$1,776	$(3,263)	$1,474	$7,094	$4,120

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for the third quarter of 2016 totaled $19.5 million, a $10.0 million, or 105%, increase compared to the third quarter of 2015. This increase was primarily driven by a $12.1 million, or 117%, increase in interest income. The interest income increase primarily resulted from the following:

•
an $11.1 million, or 118%, increase to $20.5 million in interest income on loans, resulting from a $950.4 million, or 90%, increase in average balance, due primarily to the addition of the First Security loan portfolio as well as organic loan growth; and

•	Net accretion income on acquired loans totaling $576,000.
The company recorded a $751,000 increase in tax equivalent interest income on investment securities due to the addition of the First Security portfolio. The increase resulted from a $201.9 million increase in the average balance of securities and was offset by a 33 basis point decline in the yield.
Interest expense for the three months ended September 30, 2016 totaled $2.9 million, a $2.1 million, or 250%, increase from the same period of 2015. The rate paid on interest bearing liabilities increased 26 basis points from the third quarter of 2015 to the third quarter of 2016, driven by an increase in the balance of long-term debt to $49.3 million in 2016, compared to zero in 2015. In addition, premium amortization of acquired time deposits reduced interest expense during the third quarter of 2016 in the amount of $170,000.
Taxable equivalent net interest income for the nine months ended September 30, 2016 totaled $57.7 million, a $29.6 million, or 105%, increase compared to the same period in 2015. This increase was primarily driven by a $35.4, or 115%, increase in interest income. The interest income increase primarily resulted from the following:

•
a $32.5 million, or 117%, increase to $60.4 million in interest income on loans, resulting from a $913.2 million, or 87%, increase in average balance, due primarily to the addition of the First Security loan portfolio as well as organic loan growth; and

•	Net accretion income on acquired loans totaling $2.0 million.
Interest expense for the nine months ended September 30, 2016 totaled $8.5 million, a $5.8 million, or 222%, increase from the same period of 2015, primarily due to a $2.5 million increase in interest paid on long-term debt. The rate paid on interest bearing liabilities increased 23 basis points from the first nine months of 2015 to the same period of 2016, driven by an increase in the balance of long-term debt to approximately $49.3 million in 2016, compared to zero in 2015. In addition, premium amortization of acquired time deposits reduced interest expense during the first nine months of 2016 in the amount of $712,000.
Taxable equivalent net interest margin increased to 3.12% from 2.93% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Taxable equivalent net interest margin increased to 3.11% compared to 2.91% for the nine months ended September 30, 2016 compared to the same period in 2015. The primary reason for the increase in taxable equivalent net interest margin quarter-over-quarter and for the first nine months of 2016 compared to 2015 was the increase in loan volume and the higher yield earned on the First Security loan portfolio. Net accretion income on the acquired loans discount totaled $576,000 and $2.0 million for the three and nine months ended September 30, 2016, and also contributed to the increase in taxable equivalent net interest margin.
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

Table 2 - Average Balance Sheets and Net Interest Analysis
(Dollars in thousands; taxable equivalent)
	Three months ended September 30,
	2016			2015
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$109,883	$158	0.57%	$51,076	$29	0.23%
Other short-term investments	18,741	60	1.27%	43,786	166	1.52%
Investment securities:
Taxable investment securities	283,303	1,033	1.45%	131,732	644	1.94%
Non-taxable investment securities(1)	52,577	393	2.97%	2,284	31	5.44%
Total investment securities	335,880	1,426	1.69%	134,016	675	2.02%
Total loans	2,003,180	20,511	4.07%	1,052,785	9,423	3.59%
FHLB and FRB stock	17,192	273	6.32%	4,584	52	4.48%
Total interest-earning assets	2,484,876	22,428	3.59%	1,286,247	10,345	3.19%
Non-earning assets	233,120			63,750
Total assets	$2,717,996			$1,349,997
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,236,828	1,338	0.43%	661,265	646	0.39%
Time deposits	175,135	241	0.55%	15,756	15	0.37%
Brokered deposits	196,598	377	0.76%	98,939	90	0.36%
Total interest-bearing deposits	1,608,561	1,956	0.48%	775,960	751	0.38%
Other borrowings	157,957	170	0.43%	94,031	89	0.38%
Long-term debt	49,296	815	6.58%	—	—	—%
Total interest-bearing liabilities	1,815,814	2,941	0.64%	869,991	840	0.38%
Demand deposits	555,008			325,474
Other liabilities	40,532			8,102
Shareholders’ equity	306,642			146,430
Total liabilities and shareholders’ equity	$2,717,996			$1,349,997
Net interest spread			2.95%			2.81%
Net interest income and net interest margin(2)		$19,487	3.12%		$9,505	2.93%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 35%, reflecting the statutory federal income tax rate.
(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)
(Dollars in thousands; taxable equivalent)
	Nine months ended September 30,
	2016			2015
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$100,279	$481	0.64%	$46,376	$87	0.25%
Other short-term investments	24,120	244	1.35%	54,843	547	1.33%
Investment securities:
Taxable investment securities	337,263	3,714	1.47%	133,641	2,016	2.02%
Non-taxable investment securities(1)	34,945	768	2.94%	2,320	94	5.42%
Total investment securities	372,208	4,482	1.61%	135,961	2,110	2.07%
Total loans	1,965,092	60,418	4.11%	1,051,878	27,874	3.54%
FHLB and FRB stock	13,825	546	5.28%	4,599	142	4.13%
Total interest-earning assets	2,475,524	66,171	3.57%	1,293,657	30,760	3.18%
Non-earning assets	229,146			65,402
Total assets	$2,704,670			$1,359,059
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,182,520	3,646	0.41%	655,641	1,890	0.39%
Time deposits	221,937	654	0.39%	16,094	46	0.38%
Brokered deposits	210,803	1,170	0.74%	120,676	326	0.36%
Total interest-bearing deposits	1,615,260	5,470	0.45%	792,411	2,262	0.38%
Other borrowings	156,148	553	0.47%	104,861	369	0.47%
Long-term debt	49,254	2,457	6.66%	—	—	—%
Total interest-bearing liabilities	1,820,662	8,480	0.62%	897,272	2,631	0.39%
Demand deposits	549,217			307,991
Other liabilities	35,743			8,980
Shareholders’ equity	299,048			144,816
Total liabilities and shareholders’ equity	$2,704,670			$1,359,059
Net interest spread			2.95%			2.79%
Net interest income and net interest margin(2)		$57,691	3.11%		$28,129	2.91%

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

Table 3 - Changes in Net Interest Income
(Dollars in thousands)
	Three Months Ended September 30, 2016 Compared to 2015 Increase (decrease) Due to Changes in:			Nine Months Ended September 30, 2016 Compared to 2015 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$85	$44	$129	$258	$136	$394
Other short-term investments	(79)	(27)	(106)	(310)	7	(303)
Investment securities:
Taxable investment securities	550	(161)	389	2,245	(547)	1,698
Non-taxable investment securities	376	(14)	362	717	(43)	674
Total investment securities	926	(175)	751	2,962	(590)	2,372
Total loans	9,800	1,288	11,088	28,099	4,445	32,544
FHLB and FRB stock	200	21	221	364	40	404
Total interest-earning assets	10,932	1,151	12,083	31,373	4,038	35,411
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	628	64	692	1,626	130	1,756
Time deposits	219	7	226	607	1	608
Internet and brokered deposits	188	99	287	501	343	844
Total interest-bearing deposits	1,035	170	1,205	2,734	474	3,208
Total borrowings	70	11	81	182	2	184
Total long-term debt	815	—	815	2,457	—	2,457
Total interest-bearing liabilities	1,920	181	2,101	5,373	476	5,849
Change in net interest income	$9,012	$970	$9,982	$26,000	$3,562	$29,562

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

For the three months ended September 30, 2016, the provision for loan losses was $463,000, an increase of $600,000, or 438%, compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, the provision for loan losses was $1.6 million, an increase of $1.2 million, or 290%, compared to the nine months ended September 30, 2015.

The higher provision for the three and nine months ended September 30, 2016 resulted from an increase in the general component of the allowance due to loan growth from the acquisition and an increase in reserves of $58,000 for specifically evaluated impaired credits. At September 30, 2016, nonperforming loans totaled $792,000 compared to $0 at September 30, 2015. Net loan charge-offs were 0.06% and 0.13%, respectively, of average loans (annualized) for the three and nine months ended September 30, 2016 compared to 0.00% and 0.00%, respectively, for the three and nine months ended September 30, 2015. The allowance for loan losses to total loans at September 30, 2016 was 0.92%, compared to 1.13% at September 30, 2015.

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2016 was $4.0 million and $17.3 million, respectively, an increase of $2.3 million, or 131%, compared to the third quarter of 2015, and an increase of $11.4 million, or 191%, from the nine months ended September 30, 2015. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(Dollars in thousands)
	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Service charges	$1,270	$521	$749	144%	$4,160	$1,348	$2,812	209%
Securities gains, net	—	10	(10)	(100)	44	10	34	340
Gain on sale of other assets	71	—	71	—	150	—	150	—
Mortgage income	632	—	632	—	1,418	—	1,418	—
Trust income	361	—	361	—	1,061	—	1,061	—
Derivatives income	69	67	2	3	232	215	17	8
Bank owned life insurance	424	227	197	87	1,215	1,794	(579)	(32)
SBA lending activities	959	745	214	29	3,043	2,006	1,037	52
Tri net activities	—	—	—	—	1,144	—	1,144	—
Gains on sale of branches	—	—	—	—	3,885	—	3,885	—
Other noninterest income	216	159	57	36	950	566	384	68
Total noninterest income	$4,002	$1,729	$2,273	131%	$17,302	$5,939	$11,363	191%

Service charges for the third quarter and first nine months of 2016 increased $749,000, or 144%, and $2.8 million, or 209%, respectively, from the same periods in 2015. The increase was primarily due to the addition of First Security deposits. Mortgage income and trust income for the third quarter and first nine months of 2016 increased from the third quarter and first nine months of 2015 due to these new lines of business acquired from First Security. Bank owned life insurance income for the first nine months of 2016 decreased $579,000, or 32%, from the same period in 2015 due to a $1.1 million non-recurring gain on bank-owned life insurance in the second quarter of 2015.

In addition, SBA lending activities for the third quarter and first nine months of 2016 increased $214,000, or 29%, and $1.0 million, or 52%, respectively, from the same periods in 2015, due to a higher level of loan sales. During the three months ended September 30, 2016 and 2015, guaranteed portions of 16 and 11 SBA loans with principal balances of $18.5 million and $13.2 million, respectively, were sold in the secondary market. During the nine months ended September 30, 2016 and 2015, guaranteed portions of 36 and 30 SBA loans with principal balances of $48.5 million and $32.4 million, respectively, were sold in the secondary market. During the nine months ended September 30, 2016, the TriNet lending division contributed $1.1 million in noninterest income from the sale of loans. During the third quarter of 2016, Atlantic Capital made the decision to close the TriNet Lending division.
On December 17, 2015, Atlantic Capital announced that it had entered into agreements for the sale of seven legacy FSGBank branches in Eastern Tennessee. The sale of four of the branches closed on April 1, 2016 and the sale of the remaining three branches closed on May 13, 2016. The branch sales resulted in a net gain of $3.9 million for the nine months ended September 31, 2016 and included the sale of approximately $191.0 million in deposits, $34.7 million in loans and $8.6 million in other assets. The net gain included the write-off of $2.0 million in core deposit intangibles. In addition, $305,000 in expenses related to the sales were recorded in noninterest expense.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(Dollars in thousands)
	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Salaries and employee benefits	$10,059	$4,859	$5,200	107%	$31,034	$14,437	$16,597	115%
Occupancy	1,235	419	816	195	3,609	1,263	2,346	186
Equipment and software	862	243	619	255	2,272	687	1,585	231
Professional services	442	208	234	113	1,950	613	1,337	218
Postage, printing and supplies	61	21	40	190	389	63	326	517
Communications and data processing	617	313	304	97	2,227	986	1,241	126
Marketing and business development	269	90	179	199	853	213	640	300
FDIC premiums	415	161	254	158	1,306	516	790	153
Merger and conversion costs	579	718	(139)	(19)	2,538	1,982	556	28
Amortization of intangibles	520	—	520	—	1,950	—	1,950	—
Other noninterest expense	2,237	639	1,598	250	6,377	1,934	4,443	230
Total noninterest expense	$17,296	$7,671	$9,625	125%	$54,505	$22,694	$31,811	140%

Noninterest expense for the third quarter of 2016 was $17.3 million, an increase of $9.6 million, or 125%, from the third quarter of 2015. For the nine months ended September 30, 2016, noninterest expense totaled $54.5 million, an increase of $31.8 million, or 140%, from the same period in 2015. The increase from the prior year mostly reflects higher salaries, employee benefits, occupancy, equipment and software and data processing expenses related to the acquisition of First Security.
Salaries and employee benefits expense for the three months ended September 30, 2016 totaled $10.1 million, an increase of $5.2 million, or 107%, from the same period in 2015. The increase was due to continued investment in new talent as well as additional staff from the First Security acquisition. For the first nine months of 2016, salaries and employee benefits of $31.0 million increased $16.6 million, or 115%, from the first nine months of 2015. Full time equivalent headcount totaled 328 at September 30, 2016, compared to 105 at September 30, 2015, an increase of 223 positions, mainly from the First Security acquisition.
Occupancy expense of $1.2 million for the third quarter of 2016 increased $816,000, or 195%, from the third quarter of 2015. For the nine months ended September 30, 2016, occupancy expenses were $3.6 million, an increase of $2.3 million, or 186%, from the first nine months of 2015. The increase was due to a higher number of locations due to the acquisition.
Equipment and software expense increased $619,000, or 255%, to $862,000 for the third quarter of 2016, compared to the third quarter of 2015. For the nine months ended September 30, 2016, equipment and software expense was $2.3 million, an increase of $1.6 million, or 231%, from the first nine months of 2015. The increase was attributable to the acquisition of First Security.
Professional services fees increased $234,000, or 113%, to $442,000 for the third quarter of 2016, compared to the third quarter of 2015. For the nine months ended September 30, 2016, professional services fees were $2.0 million, an increase of $1.3 million, or 218%, from the first nine months of 2015. The increase was primarily due to the addition of First Security as well as an overall higher cost associated with operating as a public company.
Communications and data processing expense was $617,000 for the three months ended September 30, 2016, an increase of $304,000, or 97%, from the three months ended September 30, 2015. For the nine months ended September 30, 2016, communications and data processing expenses were $2.2 million, an increase of $1.2 million, or 126%, from the first nine months of 2015. The increase was primarily attributable to the acquisition of First Security, which operated on separate core systems until the conversion to Atlantic Capital’s systems early in the third quarter of 2016.
Merger and conversion costs were $579,000 for the third quarter of 2016, a decrease of $139,000, or 19%, compared to the third quarter of 2015. For the nine months ended September 30, 2016, merger and conversion costs were $2.5 million, an increase of $556,000, or 28%, from the first nine months of 2015. Merger expenses include professional fees, severance and data conversion costs.

Atlantic Capital expects merger-related costs to continue to decrease in future periods following completion of the integration of First Security’s operations.
Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $520,000 and $1.9 million for the three and nine months ended September 30, 2016.
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
The income tax provision for the third quarter and first nine months of 2016 was $1.9 million and $6.8 million, respectively, as compared with $1.5 million and $4.1 million, respectively, for the same periods in 2015. The effective tax rate (as a percentage of pre-tax earnings) was 33.8% and 36.7%, respectively, for each period of 2016 compared to 39.7% and 37.4%, respectively, for each period of 2015. The changes in the effective tax rates for the three and nine months ended September 30, 2016 were driven by the impact of non-deductible merger expenses and the increase in non-taxable income on municipal securities purchased throughout 2016.
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
Based on all evidence considered, as of September 30, 2016 and 2015, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At September 30, 2016, Atlantic Capital had a deferred tax asset valuation allowance totaling $9.0 million on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.
FINANCIAL CONDITION
Total assets at September 30, 2016 and December 31, 2015 were $2.76 billion and $2.64 billion, respectively. Average total assets for the third quarter of 2016 were $2.72 billion, compared to $2.25 billion in the fourth quarter of 2015. The balances acquired from First Security were included in Atlantic Capital’s average balances subsequent to the acquisition date.
Loans
At September 30, 2016, total loans increased $168.6 million, or 9%, to $2.05 billion compared to $1.89 billion at December 31, 2015, primarily due to an increase of $86.9 million in the mortgage warehouse as well as a $66.5 million increase in commercial and industrial loans. Details of loans are provided in Table 6.

Table 6 - Loans
(Dollars in thousands)
	September 30, 2016	% of Total Loans	December 31, 2015	% of Total Loans

Loans held for sale
TriNet loans held for sale	$43,157		$58,934
Branch loans held for sale	—		35,470
Other loans held for sale	3,443		1,061
Total loans held for sale	$46,600		$95,465

Loans held for investment
Commercial loans:
Commercial and industrial	$533,632	27%	$467,083	26%
Commercial real estate:
Owner occupied	337,277	17	320,656	18
Non-owner occupied	526,006	26	525,757	29
Construction and land	213,336	11	166,358	9
Mortgage warehouse loans	171,251	9	84,350	5
Total commercial loans	1,781,502	89	1,564,204	87

Residential:
Residential mortgages	100,046	5	110,381	6
Home equity	78,952	4	80,738	5
Total residential loans	178,998	9	191,119	11

Consumer	30,453	2	30,451	2
Other	20,736	1	6,901	—
	2,011,689		1,792,675
Less net deferred fees and other unearned income	(3,587)		(2,006)
Less allowance for loan losses	(18,534)		(18,905)
Loans held for investment, net	$1,989,568		$1,771,764

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at September 30, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At September 30, 2016, Atlantic Capital’s nonperforming assets totaled $2.5 million, or 0.09% of assets, compared to $10.5 million, or 0.40% of assets, at December 31, 2015. The decrease was primarily due to the first quarter 2016 payoff and sale of $7.7 million in loans classified as nonperforming as of December 31, 2015.
Nonaccrual loans totaled $28,000 and $7.8 million as of September 30, 2016 and December 31, 2015, respectively. The decrease was primarily due to the payoff and sale of loans classified as nonaccrual at December 31, 2015. Loans past due 90 days and still accruing totaled $762,000 at September 30, 2016 compared to $777,000 at December 31, 2015. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(Dollars in thousands)
	2016			2015
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonaccrual loans	$28	$657	$409	$7,772	$—
Loans past due 90 days and still accruing	762	265	157	777	—
Total nonperforming loans* (NPLs)	790	922	566	8,549	—
Other real estate owned	1,727	951	1,760	1,982	27
Total nonperforming assets (NPAs)	$2,517	$1,873	$2,326	$10,531	$27
NPLs as a percentage of total loans	0.04	0.05%	0.02%	0.45%	—%
NPAs as a percentage of total assets	0.09	0.07	0.08	0.40	—
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

Table 8 - Troubled Debt Restructurings
(Dollars in thousands)
	September 30, 2016	December 31, 2015
Accruing TDRs	$7,780	$4,616
Nonaccruing TDRs	—	4,449
Total TDRs	$7,780	$9,065

Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $39.1 million and $16.8 million, respectively, as of September 30, 2016 and December 31, 2015. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.

Allowance for Loan Losses
At September 30, 2016, the allowance for loan losses totaled $18.5 million, or 0.92% of loans, compared to $18.9 million, or 1.06% of loans, at December 31, 2015. The decrease in the allowance was due to the payoff and sale of two relationships during the first quarter of 2016 that required specific reserves totaling $1.6 million at December 31, 2015.
Net charge-offs during the third quarter of 2016 and 2015 were $306,000 and $(14,000), respectively. For the nine months ended September 30, 2016, net charge-offs totaled $2.0 million compared to $(29,000) for the nine months ended September 30, 2015. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(Dollars in thousands)
	2016			2015
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$18,377	$17,608	$18,905	$11,862	$11,985
Provision for loan losses	463	777	368	7,623	(137)
Loans charged-off:
Commercial and industrial	(61)	(5)	(1,465)	—	—
Commercial real estate	(226)	—	(140)	(500)	—
Residential mortgages	—	(2)	—	—	—
Home equity	(9)	(23)	—	—	—
Consumer	(60)	(38)	(146)	(128)	—
Other	(5)	—	—	—	—
Total loans charged-off	(361)	(68)	(1,751)	(628)	—
Recoveries on loans previously charged‑off:
Construction and land	12	—	15	—	14
Commercial and industrial	2	—	2	—	—
Commercial real estate	20	—	—	—	—
Residential mortgages	5	—	—	—	—
Home equity	2	—	—	—	—
Consumer	12	60	69	48	—
Other	2	—	—	—	—
Total recoveries	55	60	86	48	14
Net charge-offs	$(306)	$(8)	$(1,665)	$(580)	$14
Balance at period end	$18,534	$18,377	$17,608	$18,905	$11,862

Net charge-offs (annualized) to average loans	0.06%	—%	0.35%	0.15%	(0.01)%
Allowance for loan losses to total loans	0.92	0.95	0.93	1.06	1.13

Investment Securities
Investment securities available-for-sale totaled $348.5 million at September 30, 2016, compared to $346.2 million at December 31, 2015. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2016, investment securities available-for-sale had a net unrealized gain of $2.7 million, compared to a net unrealized loss of $3.4 million as of December 31, 2015. Market changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of September 30, 2016.
Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at September 30, 2016 and December 31, 2015 are provided in Table 10.

Table 10 - Investment Securities
(dollars in thousands)
	September 30, 2016		December 31, 2015
Available for Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$—	$—	$4,952	$4,922
U.S. Government agencies	21,806	22,017	65,373	64,852
U.S. states and political divisions	82,879	83,215	27,751	27,790
Trust preferred securities	4,720	4,393	4,732	4,275
Corporate debt securities	20,004	19,470	20,653	20,517
Residential mortgage-backed securities-agency	216,364	219,389	226,142	223,865
Total	$345,773	$348,484	$349,603	$346,221
The effective duration of Atlantic Capital’s investment securities at September 30, 2016 was 4.05 years.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at September 30, 2016 in Atlantic Capital’s other intangible assets.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.

LIQUIDITY AND CAPITAL RESOURCES
Deposits

Table 11 - Deposits
(dollars in thousands)

Period End Deposits

	2016			2015		Linked Quarter Change	Year Over Year Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

DDA	$557,783	$592,043	$560,363	$544,561	$328,065	$(34,260)	$229,718
NOW	260,531	231,091	215,176	232,868	135,350	29,440	125,181
Savings	29,658	30,839	29,788	28,922	321	(1,181)	29,337
Money Market	974,072	913,094	862,120	875,441	550,879	60,978	423,193
Time	172,348	178,615	187,750	183,206	15,434	(6,267)	156,914
Brokered	194,464	212,623	229,408	183,810	98,559	(18,159)	95,905
Deposits to be assumed in branch sale	—	—	197,857	213,410	—	—	—
Total Deposits	$2,188,856	$2,158,305	$2,282,462	$2,262,218	$1,128,608	$30,551	$1,060,248

Payments Clients	$212,049	$295,440	$300,348	$261,102	$170,554	$(83,391)	$41,495

Average Deposits(1)

	2016			2015		Linked Quarter Change	Year Over Year Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

DDA	$555,008	$538,422	$554,547	$486,860	$325,474	$16,586	$229,534
NOW	282,701	272,556	302,376	254,821	154,776	10,145	127,925
Savings	30,692	35,090	45,571	30,024	425	(4,398)	30,267
Money Market	923,435	865,447	769,369	730,582	506,064	57,988	417,371
Time	175,135	203,679	267,330	184,257	15,756	(28,544)	159,379
Brokered	196,598	220,098	216,490	199,748	98,939	(23,500)	97,659
Total Deposits	$2,163,569	$2,135,292	$2,155,683	$1,886,292	$1,101,434	$28,277	$1,062,135

Payments Clients	$184,895	$176,474	$155,860	$198,539	$140,346	$8,421	$44,549

Noninterest bearing deposits as a percentage of average deposits	25.7%	25.2%	25.7%	25.8%	29.6%
Cost of deposits	0.36%	0.35%	0.31%	0.28%	0.27%

(1) Includes average balances of deposits to be assumed in branch sale.
At September 30, 2016, total deposits were $2.19 billion, a decrease of $73.4 million, or 3%, since December 31, 2015. Interest-bearing checking increased $27.7 million, or 12%, and money markets increased $98.6 million, or 11%, from December 31, 2015 to September 30, 2016. The decrease in deposits was due to the divestiture of seven legacy First Security branches, which closed during the second quarter of 2016. Approximately $191.0 million in deposits were sold as part of the divestitures.

Short-Term Borrowings
At September 30, 2016, and December 31, 2015, securities sold under repurchase agreements with commercial checking customers totaled $0 and $11.9 million, respectively. There were no balances of federal funds purchased as of September 30, 2016 or December 31, 2015.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At September 30, 2016 and December 31, 2015, Atlantic Capital had FHLB advances of $170.0 million and $0, respectively. The balance of FHLB borrowings increased due to the sale of deposits in the branch divestitures.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at September 30, 2016.
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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At September 30, 2016, Atlantic Capital expected to maintain sufficient on-balance sheet liquidity to meet its funding needs.
At September 30, 2016, Atlantic Capital had access to $350.0 million in unsecured borrowings and $510.8 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.

Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at September 30, 2016 was $308.5 million, an increase of $20.5 million, or 7%, from December 31, 2015. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $16.3 million, or 6%, from December 31, 2015.
Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.

Table 12 - Capital Ratios
(dollars in thousands)	Consolidated		Bank		Regulatory Guidelines
					Minimum			Well capitalized
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	Prior to January 1, 2015		Beginning January 1, 2015	Prior to January 1, 2015		Beginning January 1, 2015
Risk based ratios:
Common equity tier 1 capital	9.7%	9.8%	11.2%	11.4%	N/A	%	4.5%	N/A	%	6.5%
Tier 1 Capital	9.7	9.8	11.2	11.4	4.0		6.0	6.0		8.0
Total capital	12.5	12.9	11.9	12.3	8.0		8.0	10.0		10.0
Leverage ratio	8.9	9.9	10.2	11.6	4.0		4.0	5.0		5.0

Common equity tier 1 capital	$235,939	$215.812	$271,744	$251.727
Tier 1 capital	235,939	215,812	271,744	251,727
Total capital	304,477	284,663	290,958	271,312

Risk weighted assets	2,436,626	2,200,478	2,435,100	2,200,387
Quarterly average total assets for leverage ratio	2,648,172	2,174,918	2,652,224	2,175,049
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
Under the revised rules, Atlantic Capital’s common equity tier 1 ratio was 9.7% at September 30, 2016, exceeding the fully phased-in minimum of 7.0%, which includes the 2.5% minimum conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 13 - Tier 1 Common Equity Under Basel III
(dollars in thousands)

September 30, 2016
Tier 1 capital	$235,939
Less: restricted core capital	—
Tier 1 common equity	$235,939

Risk-adjusted assets	$2,436,626
Tier 1 common equity ratio	9.7%

Table 14 discloses the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully phased-in requirements that becomes effective during 2019.

Table 14 - Basel III Capital Requirements

	Basel III minimum requirement 2016	Basel III well capitalized 2016	Minimum Capital plus capital conservation buffer 2019
Common equity tier I to risk weighted assets	4.5%	6.5%	7.0%
Tier 1 capital to risk weighted assets	6.0	8.0	8.5
Total capital ratio to risk weighted assets	8.0	10.0	10.5
Leverage ratio	4.0	5.0	N/A
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2016, Atlantic Capital had issued commitments to extend credit of approximately $646.5 million and standby letters of credit of approximately $13.9 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations at September 30, 2016 compared to December 31, 2015.
RISK MANAGEMENT
Effective risk management is critical to Atlantic Capital’s success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although Atlantic Capital does not have total assets in excess of $10 billion, the Bank’s board of directors has an Audit and Risk Committee that, among other responsibilities, provides oversight of enterprise-wide risk management activities. The Audit and Risk Committee reviews the Bank’s activities in identifying, measuring and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, operational, strategic and reputational risks). The committee monitors management’s execution of risk management practices in accordance with the risk appetite of the Bank, reviews supervisory examination reports together with management’s response to such examinations and discusses legal matters that may have a material impact on the financial statements or Atlantic Capital’s compliance policies. With guidance from and oversight by the Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of September 30, 2016, indicates that, over a 12-month period, net interest income is estimated to increase by 12.84% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan portfolio consists mainly of floating rate loans. Atlantic Capital’s core deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 15 provides the impact on net interest income resulting from various interest rate scenarios as of September 30, 2016 and December 31, 2015.

Table 15 - Net Interest Income Sensitivity Simulation Analysis

	Estimated increase in net interest income
Change in interest rate (basis point)	September 30, 2016	December 31, 2015
+100	5.89%	6.52%
+200	12.84	14.00
+300	20.37	21.99
Atlantic Capital also utilizes the market value of equity (MVE) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of September 30, 2016, the MVE calculated with a 200-basis point shock up in rates decreased by 0.36% from the base case MVE value. Table 16 presents the MVE profile as of September 30, 2016 and December 31, 2015.

Table 16 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	September 30, 2016	December 31, 2015
+100	(0.62)%	2.57%
+200	(0.36)	2.29
+300	(0.83)	2.47
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 10, 2016

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) the Notes to the Unaudited Consolidated Financial Statements

* Incorporated by reference to Atlantic Capital’s Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.