Form 10-K
period 2016-12-31
Atlantic Capital Bancshares, Inc.
filed 2017-03-14
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	[ ]	Accelerated filer	[x]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]  No  [x]
As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $252.1 million based upon the closing sale price as reported on NASDAQ. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2017
Common Stock, no par value per share	25,535,692 shares

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its Proxy Statement for its 2017 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

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

The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the expected growth opportunities and cost savings from the transaction with First Security Group, Inc. (“First Security”) may not be fully realized or may take longer to realize than expected;

•	loss of income from our TriNet division following our exit of this business;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of our products and services;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which we conduct operations may adversely affect our operating results;

•
the U.S. legal and regulatory framework, including those associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could adversely affect the operating results of the company;

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

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	increased costs associated with operating as a public company;

•	increased competitive pressure due to consolidation in the financial services industry; or

•	other risks and factors identified in this Form 10-K under the heading “Risk Factors.”
Background
Atlantic Capital Bancshares, Inc. (“we,” “us,” “Atlantic Capital,” or the “Company”), a Georgia corporation organized in 2006 and headquartered in Atlanta, Georgia, is the parent of Atlantic Capital Bank, N.A. (the “Bank”). The Bank operates as a full service, locally-managed commercial bank with 17 full service branches located primarily in the metropolitan areas of Atlanta, Georgia and Chattanooga and Knoxville, Tennessee. In February 2017, the Company opened a loan production office in Charlotte, North Carolina.

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
On October 31, 2015, Atlantic Capital completed its acquisition of First Security and its subsidiary FSGBank, N.A. (“FSGBank”). In connection with the acquisition, Atlantic Capital’s subsidiary Atlantic Capital Bank, a Georgia chartered commercial bank, merged with and into FSGBank, N.A, which subsequently changed its name to Atlantic Capital Bank, N.A. (the “Bank”). In connection with the acquisition, Atlantic Capital issued approximately 8,790,193 shares of common stock as partial consideration to former shareholders of First Security, with the remaining consideration consisting of approximately $47.1 million in cash.
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
On April 1, 2016, the Bank completed the sale of four legacy First Security branches to Athens Federal Community Bank, N.A., a national bank (“Athens Federal”). Pursuant to the Purchase and Assumption Agreement dated December 17, 2015, as amended, Athens Federal purchased, and the Bank sold, approximately $89 million in customer deposits, approximately $10 million in loans and approximately $4 million in other assets, including four branch offices of the Bank’s Tennessee banking operation.
On May 13, 2016, the Bank completed the sale of three legacy First Security branches to First Freedom Bank, a Tennessee-chartered commercial bank (“First Freedom”). Pursuant to the Purchase and Assumption Agreement dated December 17, 2015, as amended, First Freedom, purchased, and the Bank sold, approximately $101 million in customer deposits, approximately $25 million in loans and approximately $5 million in other assets.

On December 9, 2016, Atlantic Capital announced the sale of one legacy First Security branch in Cleveland, Tennessee, to SmartBank. This branch divestiture includes the sale of approximately $31 million in deposits and approximately $35 million in loans and other assets. Subject to customary closing conditions, including the receipt of all necessary regulatory approvals, the branch sales are expected to be completed during the second quarter of 2017.

In February 2017, Atlantic Capital opened a loan production office in Charlotte, North Carolina. The office will initially serve the needs of emerging growth businesses, middle market corporations, commercial real estate developers and investors, and private clients in the greater Charlotte area, with intent to expand through the Carolinas over time.
Our Products and Services
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
Commercial Real Estate Finance
Our commercial real estate team is highly focused on a select group of clients characterized by superior financial resources and long industry experience. We believe our focus on “top-tier” clients provides us with larger loan opportunities, which enables us to achieve desired commercial real estate loan production with a relatively smaller team of experienced bankers.
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
Specialty commercial loans consist of Small Business Administration (“SBA”) loans and franchise finance programs. We offer these loans to small businesses and franchisees across a wide range of industries in the southeast and nationally with a dedicated team of bankers with expertise in these specialized forms of lending.
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
As of June 30, 2016, there were approximately 91 banks and thrifts operating in metropolitan Atlanta, 27 in the Chattanooga market, 50 in the Knoxville market and 44 in the Charlotte market. We believe the large national, super-regional and regional banks are our primary competitors. However, we believe that large banks often lack the consistency of decision-making authority and local focus necessary to provide superior service to our target markets. Conversely, smaller community banks typically lack the sophisticated products, capital and management experience to provide full service to our target markets. Through our local ownership, experienced management team and broad line of products and services, we believe we efficiently provide clients with loan, deposit and other financial products tailored to fit their specific needs.
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
Employees
As of December 31, 2016, we employed 347 individuals (345 of whom were full-time equivalent employees). Each of our employees is also an employee of the Bank. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.
Segment Reporting
We consider our operations to be a single business segment as defined in ASC 280, Segment Reporting. We have determined that our lending divisions meet the aggregation criteria of ASC 280 as the products and services, nature of the production processes, types of customers, methods used to distribute products and services and the regulatory environment are sufficiently similar to aggregate their results. For financial information regarding the results of our only reportable segment for each of the last three fiscal years, refer to Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Additional Information
Our principal internet address is www.atlanticcapitalbank.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it as an active link to our website. We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, free of charge on www.atlanticcapitalbank.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.
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
Bank Holding Company Regulation and Structure
As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to the regulation, supervision, and examination by the Federal Reserve. The Bank is chartered by the Office of the Comptroller of the Currency (“OCC”) and thus is subject to regulation, supervision and examination by the OCC.

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
Bank Merger Act
Section 18(c) of the Federal Deposit Insurance Act, commonly known as the “Bank Merger Act,” requires the prior written approval of the OCC before any national bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a national bank.
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
In every proposed merger transaction, the OCC must also consider the financial and managerial resources and future prospects of the existing and resulting institutions, the convenience and needs of the communities to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities, including in overseas branches.
Capital Adequacy
The final rule adopted by the federal banking regulators in 2013 implementing the Basel III regulatory capital reforms established new prompt corrective action requirements for all banks and includes a new common equity Tier 1 risk-based capital measure. The risk-based capital and leverage capital requirements under the final rule are set forth in the table that follows.

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

Effective as of January 1,	2016	2017	2018	2019
Minimum Leverage Ratio	4.0%	4.0%	4.0%	4.0%
Minimum Common Equity Tier 1 Risk Based Capital Ratio	4.5%	4.5%	4.5%	4.5%
Capital Conservation Buffer (1)	0.625%	1.25%	1.875%	2.5%
Minimum Common Equity Tier 1 Risk Based Capital Ratio with Capital Conservation Buffer	5.125%	5.75%	6.375%	7.0%
Minimum Tier 1 Risk Based Capital Ratio	6.0%	6.0%	6.0%	6.0%
Minimum Tier 1 Risk Based Capital Ratio with Capital Conservation Buffer	6.625%	7.25%	7.875%	8.5%
Minimum Total Risk Based Capital Ratio	8.0%	8.0%	8.0%	8.0%
Minimum Total Risk Based Capital Ratio with Capital Conservation Buffer	8.625%	9.25%	9.875%	10.5%

(1)
The capital conservation buffer must be maintained in order for a banking organization to avoid being subject to limitations on capital distributions, including dividend payments, and discretionary bonus payments to executive officers.

The final rule includes comprehensive guidance with respect to the measurement of risk‑weighted assets. For residential mortgages, Basel III retains the risk-weights contained in the current capital rules which assign a risk-weight of 50% to most first-lien exposures and 100% to other residential mortgage exposures. The final rule would increase the risk-weights associated with certain on-balance sheet assets, such as high volatility commercial real estate loans, and loans that are more than 90 days past due or in nonaccrual status. Capital requirements would also increase for certain off-balance sheet exposures including, for example, loan commitments with an original maturity of one year or less.
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
Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements as set forth above.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2016, the Bank had capital levels that qualify as “well capitalized” under such regulations.
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
For further detail on capital and capital ratios see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” section, “Liquidity and Capital Resources,” contained in Item 7.

FDIC Insurance Assessments
The FDIC, through the Deposit Insurance Fund (“DIF”), insures the deposits of the Bank up to prescribed limits for each depositor, (currently, $250,000 per depositor). The assessment paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. The deposit insurance assessment is calculated on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2016, 2015 and 2014 were $1.6 million, $789,000 and $643,000, respectively.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financing vehicle for the Federal Savings & Loan Insurance Corporation, which formerly insured savings and loan associations. These assessments will continue until the debt matures in 2017 through 2019.
Payment of Dividends and Other Restrictions
The Company is a legal entity that is separate and distinct from the Bank. While there are various legal and regulatory limitations under federal and state law governing the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for the Company are dividends from the Bank. The relevant federal regulatory agencies also have authority to prohibit a national bank or bank holding company from engaging in conduct that, in the opinion of such regulatory agency, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.
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
The Federal Reserve has issued a policy statement that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company’s bank subsidiaries are classified as undercapitalized.
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

Transactions with Affiliates
Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions (including extensions of credit from their bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company be limited to 10% of the bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts.
Interstate Banking and Branching
The Dodd-Frank Act relaxed previous restrictions on interstate branching and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The Federal Deposit Insurance Act (the “FDIA”), requires that the OCC review (1) any merger with an insured bank into a national bank, or (2) any establishment of branches by an insured bank. See “-Bank Merger Act.”
Loans to Directors, Executive Officers and Principal Shareholders
The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act. These statutes and regulations impose specific limits on the amount of loans that the Bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans the Bank makes to directors and other insiders must satisfy the following requirements:

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
Limitations on Incentive Compensation
In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
The Federal Reserve Board reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the OCC, SEC and Federal Reserve Board) to adopt requirements or guidelines prohibiting excess compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rules were re-proposed in May 2016 and final rules have not been issued to date. The proposed rule would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; (iv) require incentive-based compensation arrangements that appropriately balance risk and reward, including deferral, forfeiture, downward adjustment, and clawbacks in certain circumstances; and (v) retain records documenting the structure of incentive based compensation arrangements and demonstrating compliance with the proposed rule.
In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connections with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.
Community Reinvestment Act
The CRA requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre‑approved by the bank regulatory agency.
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
The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm‑Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest examination. The Bank received a “Satisfactory” rating in its last CRA examination which was conducted on October 3, 2016.
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
The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices.
A final rule integrating mortgage loan disclosures required by the Truth in Lending Act (“TILA”) and the Real Estate Settlement and Procedures Act (“RESPA”) became effective during October 2015. The final rule consolidated four existing and separate disclosures required under TILA and RESPA for closed-end credit transactions secured by real property into two forms with a view towards making the mortgage loan disclosures less confusing and more consumer friendly. The CFPB continues to enact regulations applicable to various aspects of our business, as well as to review and adopt amendments to previous rules.
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
Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices and may not disclose nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. All banks are also required to develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.
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
Monitoring and Reporting Suspicious Activity
Under the Bank Secrecy Act (the “BSA”), financial institutions are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” (“AML”) law. Several AML statutes, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. Under the USA PATRIOT Act, financial institutions are also required to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

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
The Sarbanes-Oxley Act
The Sarbanes-Oxley Act mandates for public companies, such as the Company, a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (the “PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. The Sarbanes-Oxley Act imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. The law also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses that represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan losses and our methodology for calculating the allowance are fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2016 under “Allowance for Loan Losses,” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses” section. In general, an increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.
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
We may not realize the anticipated benefits from our recent or pending branch sales, and our costs and availability of funding may be materially adversely affected by the branch sales.
The Bank recently sold seven branches in the Bank’s Tennessee market and the sale of one additional branch is pending. While we believe that the branch sales will be beneficial to the Bank and better position us to continue to focus on our strategic objectives, we may not realize the projected cost savings from the branch sales at anticipated levels, during the expected time period, or at all. In connection with the branch sales, we experienced a decrease of approximately $191 million of customer deposits and expect an additional decrease of approximately $31 million. Customer deposits are a relatively inexpensive source of capital for the Bank, which we may not be able to replace at a comparable cost. Our inability to replace the lower-cost deposits with capital from other sources could in turn have a material adverse effect on our results of operations. In addition, the consolidation of branches and reduction in staff levels could result in higher-than-expected losses of customers and consolidation expenses. If we are unable to maintain customer relationships or limit consolidation expenses, our results of operations may be adversely affected.
We make and hold in our portfolio a number of land acquisition and development, construction, commercial and industrial, and commercial real estate loans. We have increased the amount of these loans in our loan portfolio and intend to continue originating these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.
We offer land acquisition and development and construction loans for builders and developers, and as of December 31, 2016, we had $219 million in such loans outstanding, representing 70% of the Bank’s total risk-based capital. These land acquisition and development and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects.

Additionally, we offer commercial and industrial and commercial real estate loans, and as of December 31, 2016, we had $1.39 billion in such loans outstanding, representing 445% of the Bank’s total risk-based capital. Similar to land acquisition and development and construction loans, commercial and industrial and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the related commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of a commercial loan in comparison to other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. In addition, commercial loan customers often have the ability to fund current interest payments through additional borrowings, and as a result the actual credit risk associated with these customers may be worse than anticipated. In addition, some of our commercial borrowers have more than one loan outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration or other loss in advance of liquidation of such collateral. These types of loans, however, have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial and industrial products.
Losses in our land acquisition and development, construction, commercial and industrial, or commercial real estate loan portfolio could exceed our reserves, which would adversely impact our earnings. Non-performing loans in any one of these categories could increase during 2017, and these non-performing loans could result in a material level of charge-offs, either individually or collectively, which would negatively impact our capital and earnings.
If the value of real estate in our core markets declines, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2016, approximately 63% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
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
We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could adversely affect our liquidity position, results of operations, and financial condition. When we sell mortgage loans, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. In the event of a breach of any of the representations and warranties related to a loan sold, we could be liable for damages to the investor up to and including a “make whole” demand that involves, at the investor’s option, either reimbursing the investor for actual losses incurred on the loan or repurchasing the loan in full. Our maximum exposure to credit loss in the event of a make whole loan repurchase claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other collection cost reimbursements. If repurchase demands increase, our liquidity position, results of operations, and financial condition could be adversely affected.
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

The fact that we are a public company has increased the costs of our director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage in the future. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit and compensation committees, and qualified executive officers.
We may need to rely on the financial markets to provide needed capital.
Our common stock is listed and traded on The NASDAQ Global Select Market under the symbol “ACBI”. Although we anticipate that our capital resources will be adequate for the foreseeable future to meet our capital requirements, at times we may depend on the liquidity of the Nasdaq market to raise equity capital. If the market should fail to operate, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Downgrades in the opinions of the analysts that follow us may cause our stock price to fall and significantly limit our ability to access the markets for additional capital requirements. Should these risks materialize, our ability to further expand our operations through internal growth or acquisition may be limited.
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
Certain changes in interest rates, inflation, deflation or the financial markets could affect demand for our products and our ability to deliver products efficiently.
Loan originations, and potentially loan revenues, could be materially adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. An unanticipated increase in inflation could cause our operating costs related to salaries and benefits, technology and supplies to increase at a faster pace than revenues.
The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

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

•	negotiations may be terminated by either party for a variety of reasons resulting in sunk costs associated with the particular transaction;

•	the time and expense of integrating new operations and personnel; and

•	the possible loss of key employees and customers as a result of expansion into a new market, elimination of redundant branches, or an acquisition that is poorly conceived and executed.
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
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.
Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely affect our liquidity.
We use brokered deposits to fund a portion of our operations. Our liquidity and our funding costs may be negatively affected if this funding source experiences reduced availability due to regulatory restrictions, loss of investor confidence or a move to other investments or as a result of increased Federal Deposit Insurance Corporation (“FDIC”) insurance costs for these deposits. As of December 31, 2016, 9% of the Bank’s total deposits were composed of brokered deposits. These deposits are a mix between short-term brokered certificates of deposit and brokered money market accounts. Depositors that invest in brokered deposits are generally interest rate sensitive and well-informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to our deposit base or provide the same enterprise value as traditional local retail deposit relationships. Brokered deposits are also considered wholesale funding by bank regulators and a dependence on wholesale funding may warrant increased regulatory review and higher FDIC insurance costs. Banks that are no longer “well capitalized” for bank regulatory purposes are limited in accepting or renewing brokered deposits. In addition, our costs of funds and profitability are likely to be adversely affected to the extent we have to rely upon higher cost borrowings from other institutional investors or brokers to fund loan demand and origination needs.
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
Our relatively small geographic footprint limits our ability to diversify macro-economic risk. We lend primarily to privately held small and mid-sized businesses, not for profit institutions, institutional caliber commercial real estate developers and investors, and individuals in the Metropolitan Atlanta and Eastern Tennessee areas which may expose us to greater lending risks than those of banks lending to larger, better capitalized businesses with longer operating histories. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas-Metropolitan Atlanta, the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee) and the Interstate 40 corridor between Knoxville and Nashville, Tennessee-if they do occur.
The soundness of other financial institutions with which we do business could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions will expose us to credit risk in the event of default of a counterparty or client. In addition, this credit risk may be exacerbated when the collateral we hold cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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
Our business is highly correlated to local economic conditions in a geographically concentrated part of the United States.

Unlike larger organizations that are more geographically diversified, our banking offices are primarily concentrated in select markets in Georgia and Tennessee. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for our products and services; and

•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

Impairment of our investment securities could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. Future declines in the market value or our investment securities may result in other-than-temporary impairment of these securities, which could lead to charges that could have a material adverse effect on our net income and capital levels.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2016, we had $ 29.6 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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
Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act-the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published and periodically updates its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP. The potential reach of the CFPB’s broad rulemaking powers, and UDAAP authority on the operations of financial institutions offering consumer financial products or services, including the Bank is currently unknown.
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
Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.
From time to time the SEC and the Financial Accounting Standards Board (“FASB”) update accounting principles generally accepted in the United States ("GAAP"), which govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. Incorrect assumptions or estimates may have a material adverse effect on our financial condition and results of operations.
We are subject to regulation by various federal and state entities.
We are subject to the regulations of the SEC, the OCC, the Federal Reserve, and the FDIC. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products or execute existing or planned business strategies.
We are also subject to the accounting rules and regulations of the SEC and the FASB. Changes in accounting rules could materially adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.
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
Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public markets and the availability of those shares for sale could adversely affect the market price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of our existing shareholders and could cause the market price of our common stock to decline. We may issue such additional equity or convertible securities to raise additional capital. Depending on the amount offered and the levels at which we offer the stock, issuances of common or preferred stock could be substantially dilutive to shareholders of our common stock. Moreover, to the extent that we issue restricted stock, phantom shares, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as shares of the restricted stock vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro-rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. We cannot predict with certainty the effect that future sales of our common stock would have on the market price of our common stock.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if our total annual gross revenues equal or exceed $1 billion in a fiscal year. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
A number of factors could cause the price of our common stock to be volatile or to decline.
The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:
•actual or anticipated quarterly fluctuations in our operating results and financial condition;

•
changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other financial institutions;

•failure to meet analysts’ revenue or earnings estimates;
•speculation in the press or investment community;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•actions by institutional shareholders;
•fluctuations in the stock price and operating results of our competitors;
•general market conditions and, in particular, developments related to market conditions for the financial services industry;
•proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us or the financial services industry; or
•domestic and international economic factors unrelated to our performance.
The holders of our subordinated notes have rights that are senior to those of our shareholders.
As of December 31, 2016, we had $50 million of subordinated notes outstanding. The subordinated notes are senior to shares of our common stock. As a result, we must make payments on the subordinated notes before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution, or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made to the holders of the common stock. Our ability to pay future distributions depends upon the earnings of the Bank and the issuance of dividends from the Bank to the Company, which may be inadequate to service the obligations.
We may borrow funds or issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.
In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock, common stock, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. In addition, the borrowing of funds or the issuance of debt would increase our leverage and decrease our liquidity, and the issuance of additional equity securities would dilute the interests of our existing shareholders.
Our ability to pay dividends to our shareholders is limited.
Our primary source of cash is dividends we receive from the Bank. Therefore, our ability to pay dividends to our shareholders depends on the Bank’s ability to pay dividends to us. We did not pay dividends in 2016, 2015, 2014, 2013, or 2012. Additionally, banks and bank holding companies are subject to significant regulatory restrictions on the payment of cash dividends. In light of regulatory restrictions and our plans to build capital, we currently intend to reinvest the earnings of the Bank and to not pay any dividends for the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, regulatory requirements and other factors that the boards of directors of the Company and the Bank consider relevant.
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
None.
ITEM 2. PROPERTIES
The executive office of Atlantic Capital Bancshares, Inc., is located at 3280 Peachtree Road NE, Suite 1600, Atlanta, Fulton County, Georgia. The headquarters of Atlantic Capital Bank, N.A. is located at 1110 Market Street, #300, Chattanooga, Hamilton County, Tennessee. Both properties are leased. Atlantic Capital provides services or performs operational functions at 22 additional locations, of which 12 are owned and 10 are leased. These offices are located in Fulton, Whitfield and Oconee County, Georgia, and Hamilton, Union, Jefferson, Knox, Bradley and Loudon County, Tennessee. Our Charlotte loan production office is located in Mecklenburg County, North Carolina.
We believe that our banking offices are in good condition, and are suitable to our needs. We are not aware of any environmental problems with the properties that we own or lease that would be material, either individually, or in the aggregate, to our operations or financial condition.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, the Company is involved in routine litigation and various legal proceedings related to the Company’s operations. Currently, there is no pending litigation or proceedings that management believes will have a material adverse effect, either individually or in the aggregate, on the Company’s business, financial condition and results of operations.

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

	2016				2015
	Price Per Share			Cash Dividends Declared	Price Per Share			Cash Dividends Declared
Quarter Ended:	High	Low	Close		High	Low	Close
March 31	$14.90	$11.55	$13.94	$—	N/A	N/A	N/A	$—
June 30	$14.58	$12.92	$14.46	$—	N/A	N/A	N/A	$—
September 30	$15.74	$14.04	$14.98	$—	N/A	N/A	N/A	$—
December 31	$19.25	$13.80	$19.00	$—	$17.50	$13.80	$14.98	$—
Year Ended:	$19.25	$11.55	$19.00	$—	$17.50	$13.80	$14.98	$—

Holders
At February 17, 2017, there were 381 record shareholders and approximately 1180 beneficial shareholders of the Company’s common stock.
Dividend Policy
We did not pay any dividends in fiscal 2016 or fiscal 2015. We have no current plans to pay any dividends on our common stock for the foreseeable future and instead currently intend to retain earnings, if any, for future operations and expansion.
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

Performance Graph
Set forth below is a line graph, which was prepared by SNL Financial LC (“SNL”) comparing the yearly percentage change in the cumulative total shareholder return on Atlantic Capital’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index, the SNL U.S. Bank Index and the SNL Southeast U.S. Bank Index, commencing November 2, 2015 (when our shares began trading) and ending on December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

ATLANTIC CAPITAL BANCSHARES, INC.(1)

	For the Years Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014	2013	2012

INCOME SUMMARY
Interest income	$88,217	$48,967	$36,542	$32,537	$30,933
Interest expense	11,509	4,923	3,449	3,615	4,196
Net interest income	76,708	44,044	33,093	28,922	26,737
Provision for loan losses	3,816	8,035	488	246	(1,322)
Net interest income after provision for loan losses	72,892	36,009	32,605	28,676	28,059
Noninterest income	21,732	9,399	5,342	3,875	2,888
Noninterest expense	73,280	45,933	26,574	24,893	21,768
Income before income taxes	21,344	(525)	11,373	7,658	9,179
Income tax expense (benefit)	7,949	794	3,857	2,515	3,248
Net income	$13,395	$(1,319)	$7,516	$5,143	$5,931

PER SHARE DATA
Basic earnings per share	$0.54	$(0.09)	$0.56	$0.38	$0.44
Diluted earnings per share	0.53	(0.09)	0.55	0.38	0.44
Book value	12.10	11.79	10.48	9.77	9.57
Dividends declared	—	—	—	—	—

PERFORMANCE MEASURES
Return on average equity	4.44%	(0.77)%	5.54%	3.96%	4.79%
Return on average assets	0.49	(0.08)	0.61	0.46	0.58
Taxable equivalent net interest margin	3.12	2.99	2.86	2.75	2.75
Efficiency ratio	74.44	85.95	69.14	75.90	73.48
Equity to assets	11.13	10.91	10.72	10.67	10.65
Dividend payout ratio	—	—	—	—	—

ASSET QUALITY
Allowance for loan losses to loans	1.04%	1.06%	1.10%	1.32%	1.44%
Net charge-offs	$2,126	$551	$(118)	$167	$(2,327)
Net charge-offs to average loans	0.11%	0.05%	(0.01)%	0.02%	(0.32)%
NPAs to total assets	0.13	0.40	0.12	0.36	0.43

AVERAGE BALANCES
Loans and loans held for sale	$1,986,482	$1,192,103	$918,959	$793,505	$730,129
Investment securities	357,054	165,796	143,727	147,323	132,389
Total assets	2,709,138	1,581,687	1,227,230	1,118,527	1,028,155
Deposits	2,146,984	1,296,763	983,772	935,469	859,255
Shareholders’ equity	301,443	170,675	135,687	129,853	123,795
Number of common shares - basic	24,763,522	15,283,437	13,445,122	13,420,599	13,375,016
Number of common shares - diluted	25,186,680	15,663,865	13,641,882	13,531,952	13,408,443

AT PERIOD END
Total loans	$2,016,549	$1,886,134	$1,039,713	$817,002	$810,745
Investment securities	347,705	346,221	133,437	145,743	127,751
Total assets	2,727,543	2,638,780	1,314,859	1,229,392	1,202,522
Deposits	2,237,580	2,262,218	1,105,845	1,081,153	1,025,811
Shareholders’ equity	303,658	287,992	140,929	131,235	128,084
Number of common shares outstanding	25,093,135	24,425,546	13,453,820	13,426,489	13,380,301

(1) First Security’s results are included in Atlantic Capital’s consolidated results beginning on October 31, 2015, the acquisition date.

Non-GAAP Financial Measures
Statements included in this annual report include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Atlantic Capital management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin; (iv) net interest income after provision for loan losses-taxable equivalent; (v) income before income taxes-taxable equivalent; (vi) income tax expense-taxable equivalent; and (vii) efficiency ratio.
Management believes that non-GAAP financial measures provide a greater understanding of ongoing performance and operations, and enhance comparability with prior periods. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as determined in accordance with GAAP, and investors should consider Atlantic Capital’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. Non-GAAP financial measures may not be comparable to non-GAAP financial measures presented by other companies.

Non-GAAP Performance Measures Reconciliation

	For the Years Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Interest income reconciliation
Interest income - GAAP	$88,217	$48,967	$36,542	$32,537	$30,933
Taxable equivalent adjustment	484	63	39	29	28
Interest income - taxable equivalent	$88,701	$49,030	$36,581	$32,566	$30,961

Net interest income reconciliation
Net interest income - GAAP	$76,708	$44,044	$33,093	$28,922	$26,737
Taxable equivalent adjustment	484	63	39	29	28
Net interest income - taxable equivalent	$77,192	$44,107	$33,132	$28,951	$26,765

Net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$72,892	$36,009	$32,605	$28,676	$28,059
Taxable equivalent adjustment	484	63	39	29	28
Net interest income after provision for loan losses - taxable equivalent	$73,376	$36,072	$32,644	$28,705	$28,087

Income (loss) before income taxes reconciliation
Income (loss) before income taxes - GAAP	$21,344	$(525)	$11,373	$7,658	$9,179
Taxable equivalent adjustment	484	63	39	29	28
Income (loss) before income taxes - taxable equivalent	$21,828	$(462)	$11,412	$7,687	$9,207

Income tax expense (benefit) reconciliation
Income tax expense (benefit) - GAAP	$13,395	$(1,319)	$7,516	$5,143	$5,931
Taxable equivalent adjustment	484	63	39	29	28
Income tax expense (benefit) - taxable equivalent	$13,879	$(1,256)	$7,555	$5,172	$5,959

	2016				2015
(in thousands, except share and per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest income	$22,307	$22,295	$22,116	$21,499	$18,240	$10,334	$10,481	$9,912
Interest expense	3,029	2,941	2,907	2,632	2,292	840	911	880
Net interest income	19,278	19,354	19,209	18,867	15,948	9,494	9,570	9,032
Provision for loan losses	2,208	463	777	368	7,623	(137)	185	364
Net interest income after provision for loan losses	17,070	18,891	18,432	18,499	8,325	9,631	9,385	8,668
Noninterest income	4,430	4,002	8,880	4,420	3,460	1,729	3,028	1,182
Noninterest expense	18,775	17,296	18,943	18,266	23,239	7,671	7,821	7,202
Income before income taxes	2,725	5,597	8,369	4,653	(11,454)	3,689	4,592	2,648
Income tax expense	1,116	1,889	3,222	1,722	(3,293)	1,463	1,690	934
Net Income	$1,609	$3,708	$5,147	$2,931	$(8,161)	$2,226	$2,902	$1,714
Basic Earnings per share	0.06	0.15	0.21	0.12	(0.40)	0.16	0.21	0.13
Diluted earnings per share	0.06	0.15	0.20	0.12	(0.40)	0.16	0.21	0.12
Book value per share	12.10	12.36	12.29	11.99	11.76	11.05	10.80	10.67

PERFORMANCE MEASURES
Return on average equity	2.09%	4.84%	6.88%	4.02%	(13.22)%	6.08%	7.99%	4.83%
Return on average assets	0.24	0.55	0.76	0.45	(1.45)	0.66	0.84	0.51
Taxable equivalent net interest margin	3.11	3.12	3.12	3.26	3.13	2.93	2.92	2.86
Efficiency ratio	79.19	74.05	67.44	78.44	119.74	68.35	61.95	69.66
Equity to assets	11.13	11.17	10.83	10.81	10.91	10.53	10.54	10.62

ASSET QUALITY
Allowance for loan losses to loans	1.04%	0.92%	0.95%	0.93%	1.06%	1.13%	1.13%	1.09%
Net charge-offs	$147	$306	$8	$1,665	$580	$(14)	$—	$(15)
Net charge-offs to average loans (1)	0.03%	0.06%	—%	0.35%	0.15%	(0.01)%	—%	(0.01)%
NPAs to total assets	0.13	0.09	0.07	0.08	0.40	—	—	0.11

AVERAGE BALANCES
Loans	$2,036,995	$2,003,180	$2,000,685	$1,881,749	$1,583,280	$1,052,745	$1,062,736	$1,040,638
Investment securities	349,762	335,880	358,439	357,728	255,312	134,016	139,707	134,638
Total assets	2,722,444	2,717,996	2,718,110	2,620,750	2,248,614	1,349,997	1,379,150	1,346,437
Deposits	2,094,885	2,163,569	2,135,292	2,155,683	1,886,292	1,101,434	1,113,333	1,085,749
Shareholders’ equity	308,588	306,642	299,170	291,806	246,842	146,430	145,210	141,930
Number of common shares - basic	25,027,304	24,891,822	24,644,755	24,485,900	20,494,895	13,562,125	13,552,820	13,465,579
Number of common shares - diluted	25,407,728	25,260,280	25,158,694	24,993,597	21,004,577	13,904,395	13,895,090	13,798,344

AT PERIOD END
Total loans	$2,016,549	$2,054,702	$1,971,198	$1,982,054	$1,886,134	$1,046,437	$1,058,456	$1,085,250
Investment securities	347,705	348,484	328,370	366,641	346,221	127,168	140,716	136,783
Total assets	2,727,543	2,761,244	2,807,822	2,726,888	2,638,780	1,381,698	1,373,267	1,380,768
Deposits	2,237,580	2,188,856	2,158,305	2,282,462	2,262,218	1,128,608	1,103,061	1,148,611
Shareholders’ equity	303,658	308,463	304,066	296,015	287,992	149,809	146,485	144,159
Number of common shares outstanding	25,093,135	24,950,099	24,750,163	24,569,823	24,425,546	13,562,125	13,562,125	13,508,480

(1) Annualized.

Non-GAAP Performance Measures Reconciliation

	2016				2015
(in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income reconciliation
Interest income - GAAP	$22,307	$22,295	$22,116	$21,499	$18,240	$10,334	$10,481	$9,912
Taxable equivalent adjustment	223	133	74	54	30	11	11	11
Interest income - taxable equivalent	$22,530	$22,428	$22,190	$21,553	$18,270	$10,345	$10,492	$9,923

Net interest income reconciliation
Net interest income - GAAP	$19,278	$19,354	$19,209	$18,867	$15,948	$9,494	$9,570	$9,032
Taxable equivalent adjustment	223	133	74	54	30	11	11	11
Net interest income - taxable equivalent	$19,501	$19,487	$19,283	$18,921	$15,978	$9,505	$9,581	$9,043

Net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$17,070	$18,891	$18,432	$18,499	$8,325	$9,631	$9,385	$8,668
Taxable equivalent adjustment	223	133	74	54	30	11	11	11
Net interest income after provision for loan losses - taxable equivalent	$17,293	$19,024	$18,506	$18,553	$8,355	$9,642	$9,396	$8,679

Income (loss) before income taxes reconciliation
Income (loss) before income taxes - GAAP	$2,725	$5,597	$8,369	$4,653	$(11,454)	$3,689	$4,592	$2,648
Taxable equivalent adjustment	223	133	74	54	30	11	11	11
Income (loss) before income taxes - taxable equivalent	$2,948	$5,730	$8,443	$4,707	$(11,424)	$3,700	$4,603	$2,659

Income tax expense (benefit) reconciliation
Income tax expense (benefit) - GAAP	$1,609	$3,708	$5,147	$2,931	$(8,161)	$2,226	$2,902	$1,714
Taxable equivalent adjustment	223	133	74	54	30	11	11	11
Income tax expense (benefit) - taxable equivalent	$1,832	$3,841	$5,221	$2,985	$(8,131)	$2,237	$2,913	$1,725

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of earnings and related financial data is presented to assist in understanding the financial condition and results of operations of Atlantic Capital Bancshares, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2016, the reclassifications have no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, for purposes of this section, “Atlantic Capital” refers to the consolidated financial position and consolidated results of operations for Atlantic Capital Bancshares, Inc.
Reclassification
Subsequent to the earnings release furnished as Exhibit 99.1 to Atlantic Capital’s Current Report on Form 8-K filed on January 27, 2017, the Company recorded an adjustment of $764,000 to increase an incentive accrual. As a result of the foregoing adjustment, net income for the year ended December 31, 2016 was reduced by $470,000 from the amount previously reported. Total assets and liabilities at December were increased by $294,000.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
On October 31, 2015, Atlantic Capital completed the acquisition of First Security and its wholly-owned bank subsidiary FSGBank. The acquired entity’s results are included in Atlantic Capital’s consolidated results beginning on October 31, 2015, the acquisition date.
Atlantic Capital reported net income of $13.4 million for the year ended December 31, 2016. This compared to a net loss of $1.3 million for the year ended December 31, 2015. Diluted income per common share was $.53 for 2016, compared to diluted loss per common share of $.09 for 2015.
The increase in net income for the year ended December 31, 2016 compared to 2015 was primarily the result of a $32.7 million, or 74%, increase in net interest income before provision for loan losses, as well as a $4.2 million, or 53%, decrease in the provision for loan losses. During the fourth quarter of 2015, Atlantic Capital recorded a loan loss provision related to the acquired First Security loan portfolio in the amount of $6.8 million. In addition, noninterest income increased $12.3 million, or 131%, from 2015 to 2016, due to the $3.9 million gain on the sale of seven branches, increased service charges and higher trust and mortgage income due to the acquisition of First Security. This was offset by a $27.3 million, or 60%, increase in noninterest expense, resulting primarily from an $18.2 million increase in salary and benefits, equipment and software, and data processing expenses related to the acquisition of First Security.
Atlantic Capital reported a net loss of $1.3 million, or $.09 per diluted share, for the year ended December 31, 2015 compared to net income of $7.5 million for 2014, or $.55 per diluted common share for the year ended December 31, 2014. The $8.8 million decrease from 2014 to 2015 was primarily due to the acquisition of First Security and the associated merger related expenses.
Taxable equivalent net interest income was $77.2 million for 2016, compared to $44.1 million for 2015. Taxable equivalent net interest margin increased to 3.12% for the year ended December 31, 2016, from 2.99% for 2015. The margin increase was primarily due to higher yields on loans and the increase in loan volume from First Security.
Taxable equivalent net interest income increased $11.0 million, or 33%, from $33.1 million for 2014, to $44.1 million for 2015. Net interest margin increased from 2.86% for the year ended December 31, 2014 to 2.99% for 2015. The increase in the margin was primarily due to the addition of the First Security loan portfolio.
Provision for loan losses for the year ended December 31, 2016 totaled $3.8 million, a decrease of $4.2 million from the year ended December 31, 2015. During the fourth quarter of 2015, Atlantic Capital recorded a loan loss provision related to the acquired First Security loan portfolio in the amount of $6.8 million. Provision expense increased by $7.5 million from $488,000 in 2014 to $8.0 million in 2015. The increase in the provision was primarily due to loan growth, both organic and through the acquisition of First Security.
Noninterest income increased $12.3 million, or 131%, to $21.7 million for the year ended December 31, 2016 from the year ended December 31, 2015. The increase was primarily due to a $2.9 million increase in service charges due to the addition of First Security deposits, the $3.9 million gain on the sale of seven branches, as well as a $1.5 million in gains on the sale of TriNet loans. Two new lines of business resulting from the merger - mortgage banking and trust - contributed an additional $1.8 million and $1.2 million, respectively, during 2016, compared to 2015.
Noninterest income increased by $4.1 million from $5.3 million in 2014 to $9.4 million in 2015. The most significant components of the increase were a $1.4 million increase in service charges due to the addition of First Security loans, as well as a $1.1 million non-recurring bank owned life insurance (“BOLI”) gain.

For the year ended December 31, 2016, noninterest expense increased $27.3 million, or 60%, compared to the same period of 2015. The most significant components of the increase were higher salary and benefits, equipment and software, and data processing expenses related to the acquisition of First Security. Noninterest expense totaled $45.9 million for the year ended December 31, 2015, compared to $26.6 million for 2014, an increase of $19.4 million, or 73%. The increase in expenses was primarily due to the addition of First Security and $9.2 million in merger related charges, which included professional fees, severance, and other expenses required to close the acquisition.
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
Allowance for loan losses.
The allowance for loan losses (“ALL”) is management’s estimate of probable credit losses inherent in Atlantic Capital’s loan portfolio at the balance sheet date. Atlantic Capital determines the allowance for loan losses based on an ongoing estimation process. This estimation process is inherently subjective, as it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans and losses incurred as of the balance sheet date in Atlantic Capital’s loan portfolio. Those estimates may be susceptible to significant change. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.
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
Management considers the established ALL adequate to absorb losses that relate to loans outstanding at December 31, 2016, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower’s access to liquidity and other factors. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Atlantic Capital’s estimates would be updated and additions to the ALL may be required.
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

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for 2016 totaled $77.2 million, a $33.1 million, or 75%, increase from 2015. This increase was primarily driven by a $39.7 million, or 81%, increase in interest income. The interest income increase primarily resulted from the following:

•
a $36.2 million, or 81%, increase to $80.8 million in interest income on loans, resulting from a $794.4 million, or 67% higher average balance, due primarily to the addition of the First Security loan portfolio as well as organic loan growth; and

•	net accretion income on acquired loans totaling $2.6 million for the year ended December 31, 2016.

Further contributing to the overall increase in interest income was a $2.8 million, or 84%, increase in interest income on investment securities due to the addition of the First Security portfolio. The increase resulted from a $191.3 million, or 115% increase in the average balance of securities offset by a 30 basis point decline in the yield.
Interest expense for the year ended December 31, 2016 totaled $11.5 million, a $6.6 million, or 134%, increase from 2015, primarily due to a $2.4 million increase in interest paid on long-term debt. The rate paid on interest bearing liabilities increased 16 basis points from 2015 to 2016, driven by an increase in the average balance of long-term debt to approximately $49.3 million in 2016, compared to $12.8 million in 2015. In addition, premium amortization on acquired time deposits reduced interest expense for the year ended December 31, 2016 in the amount of $853,000.
Taxable equivalent net interest margin increased to 3.12% from 2.99% for the year ended December 31, 2016 compared to the year ended December 31, 2015. For the year ended December 31, 2015, taxable equivalent net interest margin increased to 2.99% compared to 2.86% for 2014. The primary reasons for the increases in net interest margin for 2016 compared to 2015 and 2015 compared to 2014 were the increase in loan volume and the higher yield earned on the First Security loan portfolio. Net accretion income on acquired loans discount totaled $2.6 million for the year ended December 31, 2016, and also contributed to the increase in taxable equivalent net interest margin.
Overall funding costs remained relatively stable from 2015 to 2016, although the long-term debt issued in September of 2015 added a relatively high cost funding source to the balance sheet.
Taxable equivalent net interest income increased $11.0 million, or 33%, from $33.1 million in 2014 to $44.1 million in 2015. Taxable equivalent net interest margin was 2.99% in 2015 compared to 2.86% in 2014, due to higher loan balances.

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

Table 1 - Average Balance Sheets and Net Interest Analysis
(Dollars in thousands; taxable equivalent)
	Twelve months ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$92,744	$583	0.63%	$65,093	$263	0.40%	$56,352	$214	0.38%
Other short-term investments	23,134	318	1.37%	49,014	652	1.33%	36,804	311	0.85%
Investment securities:
Taxable investment securities	310,815	4,755	1.53%	161,597	3,179	1.97%	141,627	3,035	2.14%
Non-taxable investment securities(1)	46,239	1,427	3.09%	4,199	185	4.41%	2,100	113	5.38%
Total investment securities	357,054	6,182	1.73%	165,796	3,364	2.03%	143,727	3,148	2.19%
Total loans	1,986,482	80,781	4.07%	1,192,103	44,562	3.74%	918,959	32,762	3.57%
FHLB and FRB stock	15,617	837	5.36%	4,338	189	4.36%	3,917	146	3.73%
Total interest-earning assets	2,475,031	88,701	3.58%	1,476,344	49,030	3.32%	1,159,759	36,581	3.15%
Non-earning assets	234,107			105,343			67,471
Total assets	$2,709,138			$1,581,687			$1,227,230
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,170,879	4,889	0.42%	745,777	2,840	0.38%	605,014	2,376	0.39%
Time deposits	208,800	936	0.45%	58,133	150	0.26%	16,322	69	0.42%
Internet and brokered deposits	207,543	1,574	0.76%	140,416	628	0.45%	107,575	444	0.41%
Total interest-bearing deposits	1,587,222	7,399	0.47%	944,326	3,618	0.38%	728,911	2,889	0.40%
Total borrowings	176,122	825	0.47%	84,196	447	0.53%	100,326	560	0.56%
Total long-term debt	49,275	3,285	6.67%	12,805	858	6.70%	—	—	—%
Total interest-bearing liabilities	1,812,619	11,509	0.63%	1,041,327	4,923	0.47%	829,237	3,449	0.42%
Demand deposits	559,762			352,437			254,861
Other liabilities	35,314			17,248			7,445
Shareholders' equity	301,443			170,675			135,687
Total liabilities and shareholders' equity	$2,709,138			$1,581,687			$1,227,230
Net interest spread			2.95%			2.85%			2.73%
Net interest income and net interest margin (taxable equivalent)(2)		$77,192	3.12%		$44,107	2.99%		$33,132	2.86%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 35%, reflecting the statutory federal income tax rate.
(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset. For a reconciliation of Non-GAAP financial measures, see Item 6. Selected Financial Data - Non-GAAP Performance Measures Reconciliation.

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

Table 2 - Changes in Net Interest Income
(Dollars in thousands)
	2016 Compared to 2015 Increase (decrease) Due to Changes in:			2015 Compared to 2014 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$172	$148	$320	$37	$12	$49
Other short-term investments	(354)	20	(334)	163	178	341
Investment securities:
Taxable investment securities	2,289	(713)	1,576	393	(249)	144
Non-taxable investment securities	1,297	(55)	1,242	92	(20)	72
Total investment securities	3,586	(768)	2,818	485	(269)	216
Total loans	32,290	3,929	36,219	10,210	1,590	11,800
FHLB stock	605	43	648	18	25	43
Total interest-earning assets	36,299	3,372	39,671	10,913	1,536	12,449
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	1,755	294	2,049	536	(72)	464
Time deposits	676	110	786	108	(27)	81
Internet and brokered deposits	511	435	946	147	37	184
Total interest-bearing deposits	2,942	839	3,781	791	(62)	729
Total borrowings	429	(51)	378	(86)	(27)	(113)
Total long-term debt	2,431	(4)	2,427	858	—	858
Total interest-bearing liabilities	5,802	784	6,586	1,563	(89)	1,474

Change in net interest income	$30,497	$2,588	$33,085	$9,350	$1,625	$10,975
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
The provision for loan losses was $3.8 million in 2016, a decrease of $4.2 million, or 53%, compared to 2015. The provision for loan losses was $8.0 million in 2015, an increase of $7.5 million compared to 2014. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from First Security on October 31, 2015. At December 31, 2015, Atlantic Capital included the performing non-impaired loans acquired from First Security in its general allowance calculation in order to reflect the necessary allowance for incurred losses, which accounted for a majority of the decrease in provision expense from 2015 to 2016, and a majority of the increase in the provision expense from 2014 to 2015.
At December 31, 2016, nonperforming loans totaled $1.6 million compared to $8.5 million at December 31, 2015. The decrease was attributable to the payoff and sale of loans associated with two legacy Atlantic Capital relationships totaling approximately $7.7 million which were on nonaccrual status as of December 31, 2015. Net loan charge-offs were 0.11%, 0.05% and (0.01)%, respectively, of average loans for the years ended December 31, 2016, 2015, and 2014, respectively. The allowance for loan losses to total loans at December 31, 2016 was 1.04%, compared to 1.06% at December 31, 2015.

Noninterest Income
Noninterest income was $21.7 million in 2016, compared with $9.4 million in 2015, and $5.3 million in 2014. The following table presents the components of noninterest income.

Table 3 - Noninterest Income
(Dollars in thousands)
	Twelve months ended December 31,			Change
	2016	2015	2014	2016-2015
Service charges	$5,487	$2,613	$1,170	2,874
Securities gains, net	44	10	59	34
Gains on sale of other assets	388	189	—	199
Mortgage income	1,917	163	—	1,754
Trust income	1,411	192	—	1,219
Derivatives income	578	304	245	274
Bank owned life insurance	1,610	2,159	932	(549)
SBA lending activities	3,642	2,910	2,264	732
TriNet lending activities	1,501	—	—	1,501
Gains on sale of branches	3,885	—	—	3,885
Other noninterest income	1,269	859	672	410
Total noninterest income	$21,732	$9,399	$5,342	$12,333

Service charges for the year ended December 31, 2016 increased $2.9 million, or 110% from 2015. The increase was primarily due to the addition of First Security deposits. Mortgage income and trust income for 2016 increased from 2015 due to these two new lines of business acquired from First Security. Bank owned life insurance of $1.6 million was down $549,000 from the years ended December 31, 2016 to 2015 due to a $1.1 million non-recurring BOLI gain in 2015.
In addition, SBA lending activities increased $732,000, or 25%, compared to 2015, due to a higher level of loan sales. During the years ended 2016 and 2015, guaranteed portions of 47 and 42 SBA loans with principal balances of $56.9 million and $52.3 million, respectively, were sold in the secondary market. During the year ended December 31, 2016, the TriNet lending division contributed $1.5 million in noninterest income from the sale of loans. During the third quarter of 2016, Atlantic Capital made the decision to close the TriNet Lending division.
The sale of seven branches in the second quarter of 2016 resulted in a net gain of $3.9 million and included the sale of approximately $191.0 million in deposits, $34.7 million in loans and $8.6 million in other assets. The net gain included the write-off of $2.0 million in core deposit intangibles. In addition, $305,000 in expenses related to the sales were recorded in noninterest expense.
For 2015, noninterest income totaled $9.4 million compared to $5.3 million for 2014, a $4.1 million, or 76%, increase. The most significant component of the increase was a $2.6 million, or 123%, increase in service charges which was primarily due to the addition of First Security deposits. The $1.2 million, or 132%, increase in bank owned life insurance from the years ended 2014 to 2015 was due to the previously mentioned $1.1 million non-recurring gain.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 4 - Noninterest Expense
(Dollars in thousands)
	Twelve months ended December 31,			Change
	2016	2015	2014	2015-2016
Salaries and employee benefits	$42,303	$24,098	$18,608	$18,205
Occupancy	4,604	2,170	1,721	2,434
Equipment and software	2,966	1,295	921	1,671
Professional services	2,918	1,610	1,055	1,308
Postage, printing and supplies	462	178	91	284
Communications and data processing	3,291	1,541	1,253	1,750
Marketing and business development	1,100	410	323	690
FDIC premiums	1,568	789	643	779
Merger expense and conversion costs	2,742	9,154	—	(6,412)
Amortization of intangibles	2,445	526	—	1,919
NPA/ORE expense	864	70	7	794
Other noninterest expense	8,017	4,092	1,952	3,925
Total noninterest expense	$73,280	$45,933	$26,574	$27,347

Noninterest expenses were $73.3 million in 2016 as compared to $45.9 million in 2015, and $26.6 million in 2014. The increase from 2015 to 2016 is primarily the result of higher salaries, employee benefits, occupancy, equipment and software and data processing expenses related to the acquisition of First Security. Merger and conversion costs totaled $2.7 million for the year ended December 31, 2016, a decrease of $6.4 million, or 70%, from 2015. These costs included professional fees, severance and data conversion fees mainly from the First Security acquisition.
Salaries and employee benefits expense for 2016 was $42.3 million, an increase of $18.2 million, or 76%, from 2015. The increase was due to continued investment in new talent as well as additional staff resulting from the First Security acquisition. Full time equivalent headcount totaled 345 at December 31, 2016 compared to 359 at December 31, 2015, a decrease of 14 full time equivalent positions, mainly from branch divestitures.
Occupancy expense of $4.6 million for 2016 was up $2.4 million, or 112%, compared to 2015, primarily due to an increase in locations due to the First Security acquisition. Equipment and software expense of $3.0 million for 2016 was up $1.7 million, or 129%, compared to 2015, primarily due to the acquisition of First Security.
Professional services fees of $2.9 million for 2016 were up $1.3 million, or 81%, compared to 2015, primarily due to the addition of First Security as well as an overall higher cost associated with operating as a public company. Communications and data processing expenses for 2016 of $3.3 million were up $1.8 million, or 114%, compared to 2015, primarily due to the acquisition of First Security, which operated on separate core systems until the conversion to Atlantic Capital’s systems early in the third quarter of 2016.
Other noninterest expense increased $3.9 million, or 96%, compared to the year ended December 31, 2015, primarily due to the addition of First Security expenses. This increase includes an $802,000, or 115%, increase in other outside services, a $262,000, or 73%, increase in insurance expenses, and a $259,000, or 74%, increase in travel, meals, and entertainment expenses.
Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $2.4 million and $526,000 for the years ended December 31, 2016 and 2015, respectively.
Noninterest expense totaled $45.9 million for 2015, a $19.4 million, or 73%, increase from $26.6 million in 2014. The most significant components of the increase were a $5.5 million increase in salaries and employee benefits, and a $9.2 million increase in merger and conversion costs. Both increases were attributable to the acquisition of First Security.

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
Income tax provision was $7.9 million in 2016, compared to income tax provision of $794,000 in 2015 and $3.9 million in 2014.  The effective tax rate (as a percentage of pre-tax earnings) for 2016, 2015, and 2014 was 37.2%, (151.3)% and 33.9%, respectively. The change in the effective tax rate for 2016 compared to 2015 resulted from the impact of a pre-tax loss in 2015, as well as the impact of non-deductible merger expenses and the increase in non-taxable income on municipal securities purchased throughout 2016. The change in the effective tax rate from 2014 to 2015 resulted from the impact of the pre-tax loss in 2015 as well as an increase in nondeductible merger expenses and certain nondeductible severance costs.
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
Based on all evidence considered, as of December 31, 2016 and 2015, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At December 31, 2016, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $9.2 million on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.
Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 14, Income Taxes, to the consolidated financial statements.
FINANCIAL CONDITION

Total assets at December 31, 2016 and December 31, 2015 were $2.73 billion and $2.64 billion, respectively. Average total assets for 2016 were $2.71 billion, compared to $1.58 billion for 2015. The balances acquired from First Security were included in Atlantic Capital’s average balances subsequent to the acquisition date.

Loans
At December 31, 2016, total loans held for investment increased $192.2 million, or 11%, compared to December 31, 2015, primarily due to an increase of $63.2 million in the mortgage warehouse as well as a $64.0 million increase in commercial and industrial loans. Details of loans at December 31, 2016, 2015, 2014, 2013, and 2012 are provided in Table 5.

Table 5 - Loans
(dollars in thousands)
	December 31,
	2016	2015	2014	2013	2012

Loans held for sale
TriNet loans held for sale	$—	$58,934	$—	$—	$—
Branch loans held for sale	30,917	35,470	—	—	—
Other loans held for sale	4,302	1,061	—	—	64,353
Total loans held for sale	$35,219	$95,465	$—	$—	$64,353

Loans held for investment
Commercial loans:
Commercial and industrial	$531,061	$467,083	$365,447	$329,651	$272,373
Commercial real estate:
Owner occupied	352,523	320,656	193,892	188,956	156,634
Non-owner occupied	506,255	525,757	245,179	207,627	236,278
Construction and land	219,352	166,358	82,567	49,101	39,773
Mortgage warehouse loans	147,519	84,350	116,939	8,026	—
Total commercial loans	1,756,710	1,564,204	1,004,024	783,361	705,058

Residential:
Residential mortgages	101,921	110,381	1,320	—	2,575
Home equity	77,358	80,738	28,464	27,006	32,209
Total residential loans	179,279	191,119	29,784	27,006	34,784

Consumer	27,338	30,451	9,290	8,719	8,931
Other	21,565	6,901	—	—	—
	1,984,892	1,792,675	1,043,098	819,086	748,773
Less net deferred fees and other unearned income	(3,562)	(2,006)	(3,385)	(2,084)	(2,381)
Less allowance for loan losses	(20,595)	(18,905)	(11,421)	(10,815)	(10,736)
Loans held for investment, net	$1,960,735	$1,771,764	$1,028,292	$806,187	$735,656

The following table sets forth the maturity distribution of loans as of December 31, 2016, including the interest rate sensitivity for loans maturing after one year.

Table 6 - Loan Maturity Distribution and Interest Rate Sensitivity
(Dollars in thousands)

	Within	One to	After	Total
	One Year	Five Years	Five Years
Loans:
Commercial and industrial	$137,013	$299,920	$94,128	$531,061
Commercial real estate	65,464	304,614	488,700	858,778
Construction and land	62,688	145,349	11,315	219,352
Mortgage warehouse loans	147,519	—	—	147,519
Residential mortgages	7,791	22,260	71,870	101,921
Home equity	15,279	29,281	32,798	77,358
Consumer	6,910	17,639	2,789	27,338
Other	5,528	15,563	474	21,565
Total loans	$448,192	$834,626	$702,074	$1,984,892

Loans maturing with:
Fixed interest rates	184,150	222,293	313,987	720,430
Floating or adjustable rates	264,042	612,333	388,087	1,264,462
Total loans	$448,192	$834,626	$702,074	$1,984,892

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At December 31, 2016, Atlantic Capital’s nonperforming assets totaled to $3.5 million, or 0.13% of assets, compared to $10.5 million, or 0.40% of assets, at December 31, 2015. The decrease was primarily due to the first quarter 2016 payoff and sale of $7.7 million in loans classified as nonperforming as of December 31, 2015.
Nonaccrual loans totaled $621,000 and $7.8 million as of December 31, 2016 and 2015, respectively. The decrease was primarily due to the payoff and sale of loans classified as nonaccrual at December 31, 2015. Loans past due 90 days and still accruing totaled $994,000 at December 31, 2016 compared to $777,000 at December 31, 2015. The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms in 2016, 2015, and

2014 is immaterial. Table 7 provides details on nonperforming assets and other risk elements at December 31, 2016, 2015, 2014, 2013, and 2012.

Table 7 - Nonperforming assets
(Dollars in thousands)
	December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans*	$621	$7,772	$—	$2,954	$3,668
Loans past due 90 days and still accruing	994	777	—	—	—
Total nonperforming loans (NPLs)	1,615	8,549	—	2,954	3,668
Other real estate owned	1,872	1,982	1,531	1,531	1,531
Total nonperforming assets (NPAs)	$3,487	$10,531	$1,531	$4,485	$5,199
NPLs as a percentage of total loans	0.08%	0.45%	—%	0.36%	0.49%
NPAs as a percentage of total assets	0.13	0.40	0.12	0.36	0.43
*Nonperforming assets excludes those loans which are purchased credit-impaired loans
Troubled Debt Restructurings

Troubled Debt Restructurings (“TDRs”) are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include interest rate reductions, term extensions and other concessions intended to minimize losses. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans. TDRs, which are accruing interest based on the restructured terms, are considered performing. The following table summarizes TDRs:

Table 8 - Troubled Debt Restructurings
(Dollars in thousands)

	December 31,
	2016	2015	2014	2013	2012
Accruing TDRs	$6,602	$4,616	$6,601	$6,809	$1,798
Nonaccruing TDRs	—	4,449	—	—	—
Total TDRs	$6,602	$9,065	$6,601	$6,809	$1,798

The gross additional interest income that would have been earned in 2016, 2015, and 2014 had performing TDRs performed in accordance with the original terms is immaterial.
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $47.6 million and $16.8 million, respectively, as of December 31, 2016 and December 31, 2015. As a percentage of total loans excluding PCI loans, potential problem loans increased from 0.9% to 2.4%. The increase in potential problem loans is primarily due to three Commercial and Industrial relationships totaling $25.7 million. The potential problem loan balance at December 31, 2016 does not include purchase credit impaired loans of $15.3 million which have a remaining purchase discount of $3.4 million. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.

Allowance for Loan Losses
At December 31, 2016, the allowance for loan losses totaled $20.6 million, or 1.04% of loans, compared to $18.9 million, or 1.06% of loans, at December 31, 2015. The increase in the allowance was primarily related to the downgrade of a $4.3 million loan to substandard and a $2.0 million specific reserve related to this downgrade.
Net charge-offs during 2016 and 2015 were $2.1 million and $551,000, respectively. Table 9 provides details concerning the allowance for loan losses during the past five years.

Table 9 - Allowance for Loan Losses (ALL)
(Dollars in thousands)
	December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of period	$18,905	$11,421	$10,815	$10,736	$9,731
Provision for loan losses	3,742	8,035	488	246	(1,322)
Provision for PCI loan losses	74	—	—	—	—
Charge-offs:
Commercial and industrial	1,531	—	—	167	156
Commercial real estate	342	500	—	—	—
Residential mortgages	2	—	—	—	—
Home equity	32	—	—	—	—
Consumer	402	128	—	—	85
Other	5	—	—	—	—
Total charge-offs	2,314	628	—	167	241
Recoveries:
Commercial and industrial	4	—	—	—	—
Commercial real estate	5	—	81	—	2,568
Construction and land	27	29	37	—	—
Residential mortgages	5	—	—	—	—
Home equity	2	—	—	—	—
Consumer	143	48	—	—	—
Other	2	—	—	—	—
Total recoveries	188	77	118	—	2,568
Net charge-offs	2,126	551	(118)	167	(2,327)
Allowance for loan losses at end of period	$20,595	$18,905	$11,421	$10,815	$10,736

Average loans	$1,986,482	$1,192,103	$918,959	$793,505	$730,129
Loans at end of period	1,981,330	1,790,669	1,039,713	817,002	746,392
Ratios
Net charge-offs to average loans	0.11%	0.05%	(0.01)%	0.02%	(0.32)%
Allowance for loan losses to total loans	1.04	1.06	1.10	1.32	1.44

Table 10 - Allocation of Allowance for Loan Losses
(Dollars in thousands)

	December 31,
	2016		2015		2014		2013		2012
	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans

Allowance for loan losses allocated to:
Commercial and industrial	$8,616	27%	$6,186	26%	$4,185	35%	$4,272	40%	$3,870	34%
Commercial real estate	7,159	44	8,656	47	5,837	42	5,438	49	5,669	48
Construction and land	2,942	11	1,695	9	945	8	636	6	566	5
Mortgage warehouse loans	—	7	—	5	—	11	—	1	—	8
Residential mortgages	732	5	1,156	6	15	—	—	—	37	—
Home equity	686	4	825	5	332	3	356	3	466	4
Consumer	460	2	387	2	107	1	113	1	128	1
Total allowance for loan losses	$20,595	100%	$18,905	100%	$11,421	100%	$10,815	100%	$10,736	100%

Investment Securities
Investment securities available-for-sale totaled $347.7 million at December 31, 2016, compared to $346.2 million at December 31, 2015. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of December 31, 2016, investment securities available-for-sale had a net unrealized loss of $9.6 million, compared to a net unrealized loss of $3.4 million as of December 31, 2015. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2016.
Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. Details of investment securities at December 31, 2016, December 31, 2015, and December 31, 2014 are provided in Table 11.

Table 11 - Investment Securities
(Dollars in thousands)
	December 31, 2016		December 31, 2015		December 31, 2014
Available-for-Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$—	$—	$4,952	$4,922	$—	$—
U.S. Government agencies	21,485	21,152	65,373	$64,852	15,265	15,220
U.S. states and political divisions	96,908	90,172	27,751	27,790	2,158	2,346
Trust preferred securities	4,727	4,525	4,732	4,275	4,675	4,200
Corporate debt securities	19,928	19,231	20,653	20,517	16,150	16,328
Residential mortgage-backed securities-agency	214,297	212,625	226,142	223,865	94,422	95,343
Total Available-for-Sale	$357,345	$347,705	$349,603	$346,221	$132,670	$133,437

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 12 - Investment Securities
(Dollars in thousands)
	2016				2015
	Amortized cost	Fair Value	Weighted Average Maturity	Weighted Average Yield	Amortized cost	Fair Value	Weighted Average Maturity	Weighted Average Yield
U.S. Treasuries
1 to 5 years	$—	$—	—	—%	$4,952	$4,922	4.84	1.74%
	—	—	—	—	4,952	4,922	4.84	1.74

U.S. Government agencies
Within 1 year	—	—	—	—	2,000	1,998	0.59	1.00
1 to 5 years	2,993	2,961	4.88	1.78	46,894	46,289	4.05	1.69
5 to 10 years	10,614	10,466	5.27	2.02	7,528	7,528	8.18	1.62
More than 10 years	7,878	7,725	5.23	2.24	8,951	9,037	8.58	2.50
	21,485	21,152	5.22	2.15	65,373	64,852	5.05	1.77

U.S. states and political subdivisions
Within 1 year	96	95	0.92	2.51	310	311	0.56	3.77
1 to 5 years	4,465	4,406	3.34	1.99	5,350	5,323	4.35	2.45
5 to 10 years	21,334	21,000	7.72	2.07	14,234	14,264	8.03	2.47
More than 10 years	71,013	64,671	16.83	2.25	7,857	7,892	1.00	2.45
	96,908	90,172	13.66	2.19	27,751	27,790	8.04	2.48
Trust preferred securities
More than 10 years	4,727	4,525	10.17	2.13	4,732	4,275	11.17	1.59
	4,727	4,525	10.17	2.13	4,732	4,275	11.17	1.59
Corporate debt securities
Within 1 year	5,153	5,172	0.51	2.42	3,063	3,059	0.62	2.44
1 to 5 years	9,339	9,128	4.48	2.41	14,595	14,464	3.91	2.43
5 to 10 years	5,436	4,931	6.01	1.78	2,995	2,994	7.37	1.38
More than 10 years	—	—	—	—	—	—	—	—
	19,928	19,231	3.61	2.27	20,653	20,517	3.92	2.28

Residential mortgage-backed securities	214,297	212,625	4.95	2.25	226,142	223,865	4.41	2.10
Total	$357,345	$347,705			$349,603	$346,221
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at December 31, 2016 in Atlantic Capital’s other intangible assets.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.
Deposits
At December 31, 2016, total deposits were $2.24 billion, a decrease of $24.6 million, or 1%, since December 31, 2015. Noninterest-bearing checking increased $98.9 million, or 18%, and money markets increased $37.1 million, or 4%, from December 31, 2015 to December 31, 2016. The decrease in deposits was due to the divestiture of seven legacy First Security branches, which closed during the second quarter of 2016. Approximately $191.0 million in deposits were sold as part of the divestitures. Table 13 provides the average deposit balances as a percentage of total for December 31, 2016, 2015, and 2014.

Table 13 - Average Deposits
(Dollars in thousands)
	December 31,
	2016	% of total	2015	% of total	2014	% of total
Non-interest bearing demand deposits	$559,762	26%	$352,437	27%	$254,861	26%
Interest-bearing demand deposits	279,594	13	160,452	12	74,444	8
Savings and money market deposits	891,285	42	585,325	45	530,570	54
Time deposits less than $250,000	180,251	8	48,832	4	3,754	—
Time deposits $250,000 or greater	28,549	1	9,301	1	12,568	1
Brokered deposits	207,543	10	140,416	11	107,575	11
	$2,146,984	100	$1,296,763	100	$983,772	100

Branch deposits to be assumed in a sale	$62,217		$106,705		$—
The following table sets forth the scheduled maturities of time deposits of $250,000 and greater and brokered time deposits.

Table 14 - Maturities of Time Deposits of $250,000 or More
(Dollars in thousands)

Time deposits maturing in:
Three months or less	$2,558
Over three through six months	4,050
Over six through twelve months	47,230
Over twelve months	6,673
$60,511
Short-Term Borrowings

At December 31, 2016 and 2015, securities sold under repurchase agreements with commercial checking customers totaled $0 and $11.9 million, respectively. There were no balances of federal funds purchased as of December 31, 2016 and 2015.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At December 31, 2016 and 2015, Atlantic Capital had FHLB advances of $110.0 million and $0, respectively. The balance of FHLB borrowings increased due to the sale of deposits in the branch divestitures.

Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in 6.25% fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at December 31, 2016 and 2015.

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
As of December 31, 2016, Atlantic Capital expected to maintain sufficient on-balance sheet liquidity to meet its funding needs.

At December 31, 2016, Atlantic Capital had access to $375.0 million in unsecured borrowings and $508.1 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.

Shareholders’ Equity and Capital Adequacy
Atlantic Capital and the Bank are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.
Shareholders’ equity at December 31, 2016 was $303.7 million, an increase of $15.7 million, or 5%, from December 31, 2015. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios. Excluding the change in the accumulated other comprehensive income, shareholders’ equity increased $19.8 million, or 7%, from December 31, 2015. The increase resulted primarily from Atlantic Capital’s net earnings.

Table 15 - Capital Ratios
(Dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
					Minimum			Well capitalized
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	Prior to January 1, 2015		Beginning January 1, 2015	Prior to January 1, 2015		Beginning January 1, 2015
Risk based ratios:
Common equity tier 1 capital	10.3%	9.8%	11.8%	11.4%	N/A	%	4.5%	N/A	%	6.5%
Tier 1 Capital	10.3	9.8	11.8	11.4	4.0		6.0	6.0		8.0
Total capital	13.3	12.9	12.7	12.3	8.0		8.0	10.0		10.0
Leverage ratio	9.1	9.9	10.4	11.6	4.0		4.0	5.0		5.0

Common equity tier 1 capital	$241,313	$215,812	$276,778	$251,727
Tier 1 capital	241,313	215,812	276,778	251,727
Total capital	311,954	284,663	298,053	271,312

Risk weighted assets	2,343,622	2,200,478	2,344,387	2,200,387
Quarterly average total assets for leverage ratio	2,654,473	2,174,918	2,654,473	2,175,049
Atlantic Capital continues to exceed minimum capital standards and Atlantic Capital Bank remains “well-capitalized” under regulatory guidelines. See “Item 1. Business–Supervision and Regulation–Capital Adequacy” above for additional information.
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
Under the revised rules, Atlantic Capital’s tier 1 common equity ratio was 10.3% at December 31, 2016, compared to the fully phased-in, well-capitalized minimum of 7.0%, which includes the 2.5% minimum conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 16 - Tier 1 Common Equity Under Basel III
(Dollars in thousands)

December 31, 2016
Tier 1 capital	$241,313
Less: restricted core capital	—
Tier 1 common equity	$241,313

Risk-weighted assets	$2,343,622
Tier 1 common equity ratio	10.3%

Table 17 discloses the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully phased-in requirements that become effective during 2019.

Table 17 - Basel III Capital Requirements

	Basel III minimum requirement 2015	Basel III well capitalized 2015	Basel III minimum requirement 2016	Basel III well capitalized 2016	Minimum Capital plus capital conservation buffer 2019
Common equity tier 1 to risk weighted assets	4.5%	6.5%	4.5%	6.5%	7.0%
Tier 1 capital to risk weighted assets	6.0	8.0	6.0	8.0	8.5
Total capital ratio to risk weighted assets	8.0	10.0	8.0	10.0	10.5
Leverage ratio	4.0	5.0	4.0	5.0	NA
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At December 31, 2016, Atlantic Capital had issued commitments to extend credit of approximately $617.4 million and standby letters of credit of approximately $16.6 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in our contractual obligations during the year ended December 31, 2016 as compared to Atlantic Capital’s fiscal year ended December 31, 2015. Table 18 sets forth certain information about contractual cash obligations as of December 31, 2016.

Table 18 - Contractual Obligations
(Dollars in thousands)

	Payments Due by Period at December 31, 2016
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Time deposits	$91,712	$47,734	$18,323	$41	$157,810
Brokered time deposits	48,342	12,886	2,571	—	63,799
Deposits without a stated maturity	2,015,971	—	—	—	2,015,971
Operating lease obligations	2,155	2,253	1,852	2,370	8,630
Other borrowings	110,000	—	—	—	110,000
Long-term debt	—	—	—	50,000	50,000
Total contractual cash obligations	$2,268,180	$62,873	$22,746	$52,411	$2,406,210
RISK MANAGEMENT
Effective risk management is critical to Atlantic Capital’s success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although Atlantic Capital does not have total assets in excess of $10 billion, the Bank’s board of directors has a newly established

Audit and Risk Committee that, among other responsibilities, provides oversight of enterprise-wide risk management activities. The Audit and Risk Committee reviews the Bank’s activities in identifying, measuring, and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, operational, strategic, and reputational risks.) The committee monitors management’s execution of risk management practices in accordance with the risk appetite of the Bank, reviews supervisory examination reports together with management’s response to such examinations and discusses legal matters that may have a material impact on the financial statements or Atlantic Capital’s compliance policies. With guidance from and oversight by the Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of December 31, 2016, indicates that, over a 12-month period, net interest income is estimated to increase by 16.39% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan book consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 19 provides the impact on net interest income resulting from various interest rate shock scenarios as of December 31, 2016 and 2015.

Table 19 - Net Interest Income Sensitivity Simulation Analysis

	Estimated increase in net interest income
Change in interest rate (basis point)	December 31, 2016	December 31, 2015
+100	8.20%	6.52%
+200	16.39	14.00
+300	20.34	21.99

Atlantic Capital also utilizes the market value of equity (MVE) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of December 31, 2016, the MVE calculated with a 200-basis point shock up in rates decreased by 4.52% from the base case MVE value. Table 20 presents the MVE profile as of December 31, 2016 and December 31, 2015.

Table 20 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	December 31, 2016	December 31, 2015
+100	(2.39)%	2.57%
+200	(4.52)	2.29
+300	(5.94)	2.47
Atlantic Capital may utilize interest rate swaps, floors, collars or other derivative financial instruments in an attempt to manage Atlantic Capital’s overall sensitivity to changes in interest rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included in Part II, Item 7 of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Management.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Atlantic Capital Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Atlantic Capital Bancshares, Inc. and its subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Capital Bancshares, Inc. and its subsidiary at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Atlanta, Georgia March 14, 2017

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$36,790	$45,848
Interest-bearing deposits in banks	118,039	130,900
Other short-term investments	10,896	26,137
Cash and cash equivalents	165,725	202,885
Securities available-for-sale	347,705	346,221
Other investments	23,806	8,034
Loans held for sale	35,219	95,465
Loans	1,981,330	1,790,669
Less: Allowance for loan losses	(20,595)	(18,905)
Loans, net	1,960,735	1,771,764
Branch premises held for sale	2,995	7,200
Premises and equipment, net	11,958	23,145
Bank owned life insurance	62,160	60,608
Goodwill and intangible assets, net	29,567	35,232
Other real estate owned	1,872	1,982
Other assets	85,801	86,244
Total assets	$2,727,543	$2,638,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$643,471	$544,561
Interest-bearing checking	264,062	232,868
Savings	27,932	28,922
Money market	912,493	875,441
Time	157,810	183,206
Brokered deposits	200,223	183,810
Total deposits	2,205,991	2,048,808
Deposits to be assumed in branch sale	31,589	213,410
Federal funds purchased and securities sold under agreements to repurchase	—	11,931
Federal Home Loan Bank borrowings	110,000	—
Long-term debt	49,366	49,197
Other liabilities	26,939	27,442
Total liabilities	2,423,885	2,350,788
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, no par value; 100,000,000 shares authorized; 25,093,135 and 24,425,546 shares issued and outstanding as of December 31, 2016 and 2015, respectively	292,747	286,367
Retained earnings	16,536	3,141
Accumulated other comprehensive (loss) income	(5,625)	(1,516)
Total shareholders’ equity	303,658	287,992
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,727,543	$2,638,780

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
INTEREST INCOME
Loans, including fees	$80,781	$44,562	$32,762
Investment securities – available-for-sale	5,698	3,301	3,109
Interest and dividends on other interest-earning assets	1,738	1,104	671
Total interest income	88,217	48,967	36,542
INTEREST EXPENSE
Interest on deposits	7,399	3,618	2,889
Interest on Federal Home Loan Bank advances	558	290	437
Interest on federal funds purchased and securities sold under agreements to repurchase	229	79	123
Interest on long-term debt	3,285	858	—
Other	38	78	—
Total interest expense	11,509	4,923	3,449
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	76,708	44,044	33,093
Provision for loan losses	3,816	8,035	488
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	72,892	36,009	32,605
NONINTEREST INCOME
Service charges	5,487	2,613	1,170
Gain on sales of securities available-for-sale	44	10	59
Gain on sale of other assets	388	189	—
Mortgage income	1,917	163	—
Trust income	1,411	192	—
Derivatives income	578	304	245
Bank owned life insurance	1,610	2,159	932
SBA lending activities	3,642	2,910	2,264
Gains on sale of TriNet loans	1,501	—	—
Gains on sale of branches	3,885	—	—
Other noninterest income	1,269	859	672
Total noninterest income	21,732	9,399	5,342
NONINTEREST EXPENSE
Salaries and employee benefits	42,303	24,098	18,608
Occupancy	4,604	2,170	1,721
Equipment and software	2,966	1,295	921
Professional services	2,918	1,610	1,055
Postage, printing and supplies	462	178	91
Communications and data processing	3,291	1,541	1,253
Marketing and business development	1,100	410	323
FDIC premiums	1,568	789	643
Merger and conversion costs	2,742	9,154	—
Amortization of intangibles	2,445	526	—
Foreclosed property/problem asset expense	864	70	7
Other noninterest expense	8,017	4,092	1,952
Total noninterest expense	73,280	45,933	26,574
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	21,344	(525)	11,373
Provision for income taxes	7,949	794	3,857
NET INCOME (LOSS)	$13,395	$(1,319)	$7,516
NET INCOME (LOSS) PER SHARE:
Net Income (Loss) Per Share – Basic	$0.54	$(0.09)	$0.56
Net Income (Loss) Per Share – Diluted	$0.53	$(0.09)	$0.55

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
Net income (loss)	$13,395	$(1,319)	$7,516
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains arising during the period, net of tax of ($2,403), ($1,578) and $1,075, respectively	(3,824)	(2,548)	1,777
Reclassification adjustment for gains included in net income net of tax of ($17), ($4) and ($22), respectively	(27)	(6)	(37)
Unrealized (losses) gains on available-for-sale securities, net of tax	(3,851)	(2,554)	1,740
Derivatives:
Net unrealized derivative (losses) gains, net of tax of ($160), $266 and $84, respectively	(258)	429	135
Changes from derivatives	(258)	429	135
Other comprehensive income (loss), net of tax	(4,109)	(2,125)	1,875
Comprehensive income (loss)	$9,286	$(3,444)	$9,391

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings/(Accumulated Deficit)		Treasury Stock	Total
Balance - December 31, 2013	13,437,505	$135,671	$(3,056)	$(1,266)	$(114)	$131,235
Comprehensive income:
Net Income	—	—	7,516	—	—	7,516
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	1,740	—	1,740
Change in unrealized gains (losses) on cash flow hedges	—	—	—	135	—	135
Total comprehensive income						9,391
Acquisition of treasury stock	—	—	—	—	(361)	(361)
Issuance of restricted stock	59,613	—	—	—	—	—
Restricted stock activity	—	607	—	—		607
Stock-based compensation	—	57	—	—	—	57
Balance - December 31, 2014	13,497,118	$136,335	$4,460	$609	$(475)	$140,929
Comprehensive (loss) income:
Net loss	—	—	(1,319)	—	—	(1,319)
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(2,554)	—	(2,554)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	429	—	429
Total comprehensive (loss) income						(3,444)
Acquisition of treasury stock	—	—	—	—	(707)	(707)
Issuance of restricted stock	151,891	—	—	—	—	—
Cancellation of treasury shares	(121,248)	(1,182)	—	—	1,182	—
Issuance of common stock for acquisition of First Security Group	8,790,193	121,305	—	—	—	121,305
Issuance of common stock in private placement	1,984,127	24,004	—	—	—	24,004
Issuance of common stock for option exercises	20,707	39	—	—	—	39
Issuance of common stock for long-term incentive plan	102,758	1,285	—	—	—	1,285
Acquisition consideration for acquired awards	—	2,705	—	—	—	2,705
Restricted stock activity	—	702	—	—	—	702
Stock-based compensation	—	1,174	—	—	—	1,174
Balance - December 31, 2015	24,425,546	$286,367	$3,141	$(1,516)	$—	$287,992
Comprehensive income:
Net income	—	—	13,395	—	—	13,395
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(3,851)	—	(3,851)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(258)	—	(258)
Total comprehensive income (loss)						9,286
Issuance of restricted stock	89,165	—	—	—	—	—
Issuance of common stock for option exercises	512,275	3,947	—	—	—	3,947
Issuance of common stock for long-term incentive plan	66,149	884	—	—	—	884
Restricted stock activity	—	612	—	—	—	612
Stock-based compensation	—	937	—	—	—	937
Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$—	$303,658

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$13,395	$(1,319)	$7,516
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,816	8,035	488
Depreciation, amortization, and accretion	6,017	2,390	2,009
Amortization of restricted stock compensation	612	659	607
Stock option compensation	937	1,175	57
Deferred income tax expense (benefit)	3,322	(680)	(275)
Gain on sales of available-for-sale securities	(44)	(10)	(59)
Gain/loss on sales of premises and equipment, net	(52)	13	—
Net write downs and losses (gains) on sales of other real estate owned	417	(189)	—
Net increase in cash value of bank owned life insurance	(1,561)	(1,029)	(932)
Gain on bank owned life insurance	(27)	(1,112)	—
Net gains on sale of branches	(3,885)	—	—
Origination of servicing rights	(1,483)	(1,301)	(799)
Proceeds from sales of SBA loans	49,507	41,857	32,130
Net gains on sale of SBA loans	(2,138)	(1,732)	(1,400)
Proceeds from sales of TriNet loans	133,183	60,305	—
Net gains on sale of TriNet loans	(1,095)	—	—
Changes in operating assets and liabilities -
Net change in loans held for sale	(71,425)	(75,848)	—
Net (increase) decrease in other assets	(7,187)	(3,074)	(1,158)
Net increase (decrease) in accrued expenses and other liabilities	(8,970)	5,081	2,401
Net cash provided by (used in) operating activities	113,339	33,221	40,585
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	43,063	24,025	17,625
Maturities and calls	27,052	9,734	55
Sales	65,103	23,088	18,813
Purchases	(146,741)	(72,085)	(22,312)
Net change in loans held for investment	(275,721)	(25,293)	(252,524)
Net cash paid for acquisitions	—	(20,377)	—
(Purchases) proceeds of Federal Home Loan Bank stock, net	(6,019)	5,966	(1,857)
(Purchases) proceeds of Federal Reserve Bank stock, net	(3,075)	(4,061)	—
(Purchases) of bank owned life insurance	—	—	(4,000)
Proceeds from bank owned life insurance benefits	36	1,886	—
Proceeds from sales of other real estate	2,002	2,060	—
Net cash paid for branch divestiture	(140,295)	—	—
Proceeds from sale of premises and equipment	5,649	837	—
(Purchases) of premises and equipment	(1,109)	(646)	(304)
Net cash used in investing activities	(430,055)	(54,866)	(244,504)

	Year Ended
	December 31,
(in thousands)	2016	2015	2014
FINANCING ACTIVITIES
Net change in deposits	165,609	186,351	24,692
Proceeds from Federal Home Loan Bank advances	1,490,000	638,000	605,000
Repayments of Federal Home Loan Bank advances	(1,380,000)	(767,407)	(556,320)
Issuance of subordinated debentures	—	50,000	—
Proceeds from exercise of stock options	3,947	39	—
Net proceeds from issuance of common stock, net of offering costs	—	24,004	—
Acquisition of treasury stock	—	(707)	(361)
Net cash provided by financing activities	279,556	130,280	73,011
NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,160)	108,635	(130,908)
CASH AND CASH EQUIVALENTS – beginning of period	202,885	94,250	225,158
CASH AND CASH EQUIVALENTS – end of period	$165,725	$202,885	$94,250

	Year Ended
	December 31,
	2016	2015	2014
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Cash paid during the year for:
Interest	$11,598	$3,532	$3,427
Income taxes	$3,974	$5,927	$3,163
Assets acquired in business combinations	$—	$1,244,541	$—
Liabilities assumed in business combinations	$—	$1,076,138	$—
Issuance of common stock in acquisitions	$—	$121,305	$—

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
Federal Home Loan Bank Stock/Federal Reserve Bank Stock
The Company holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank (“FRB”). The Company accounts for the stock based on the industry guidance in Accounting Standard Codification 325-942, Investments ‑ Other, which requires the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB and FRB stock at December 31, 2016 and 2015, and believes its holdings in the stock are ultimately recoverable at par.
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
The Company evaluates loans in accordance with the provisions within the Financial Accounting Standards Board (“FASB”) ASC 310‑40, Troubled Debt Restructurings by Creditors. Troubled debt restructurings (“TDRs”) are loans in which the Company has modified the terms and granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses. Typically, loans accruing interest at the time of the modification remain on accrual status and are subject to the Company’s charge-off and nonaccrual policies. Loans on nonaccrual prior to modification remain on nonaccrual. TDRs may be returned to accrual status as outlined above. Interest income recognition on impaired loans is dependent upon nonaccrual status and loan type as discussed above.
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

In the third quarter of 2012, the Bank entered into a sub-participation agreement with a commercial bank (the participating bank), whereby pursuant to the sub-participation agreement, the Bank purchases participation interests in single-family mortgage loans from the participating bank that has purchased ownership interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the sales close, the originators and the participating bank deliver the loans to the investors. Typically, the participating bank purchases up to an aggregate of a 99% ownership interest with the originators retaining the remaining 1% interest. The Bank typically purchases a 40% or less interest in the mortgage warehouse loans from the participating bank. These loans are held for short periods, usually less than 30 years. These mortgage warehouse loans are classified as held for investment as of December 31, 2016, and 2015.
Loans Held for Sale
The Company maintains loans held-for-sale related to branch divestitures and also in connection with two distinct departments: the mortgage department and the TriNet division. The Company’s mortgage department primarily originates long-term loans held-for-sale and uses various correspondent relationships to sell the loans on the secondary market. Loans held-for-sale are carried at lower of cost or market on an individual loan basis. Held-for-investment loans that have been transferred to held-for-sale are carried at lower of cost or fair value. Fair value is determined from observable current market prices. The credit component of any charge-off upon transfer to held-for-sale is reflected in the allowance for loan losses. The mortgage department also originates certain mortgage loans to be retained, which are classified as loans held-for-investment. From time to time, certain of these loans may be transferred to loans held for sale, marketed and sold in order to manage the Company’s interest rate risk position and concentration limits.
Prior to the division closing in 2016, the Company’s TriNet division originated construction loans for pre-leased “build to suit” projects and provided interim and long-term financing to professional developers and private investors of commercial real estate with or subject to long-term leases to tenants that are investment grade or have investment grade attributes. The Company classifies all TriNet originations as held-for-investment. From time to time, the Company may evaluate a portion of the originated loans to sell in order to manage the Company’s overall interest rate risk and asset-liability sensitivity. The Company transfers the loans to held-for-sale once specific loans are identified and the decision to sell the loan has been made. The loans are carried at lower of cost or market.
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

The allowance for loans losses for acquired performing loans is evaluated at each reporting date subsequent to acquisition and the allowance is determined using a methodology similar to that described above.
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
Premises and Equipment, Net
Land is carried at cost. Other premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. In general, estimated lives for buildings and improvements are up to 40 years, furniture and equipment useful lives range from one to ten years, and the lives of leasehold improvements range from ten to eleven years. Expenditures for major improvements of the Company’s premises and equipment are capitalized and depreciated over their estimated useful lives. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in the results of operations for the period.
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

The Company has elected to subsequently measure the servicing assets under the amortization method and measured for impairment on a quarterly basis. The rate of prepayment of loans serviced is the most significant estimate involved in the measurement process. Estimates of prepayment rates are based on market participant’s expectations of future prepayment rates, reflecting the Company’s historical rate of loan repayments if consistent with market participant assumptions, industry trends, and other considerations. Actual prepayment rates may differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more quickly than projected, an impairment could exist, and the carrying value of servicing assets may require a write-down through a charge to earnings in the current period. Accordingly, the servicing assets actually realized, could differ from the amounts initially recorded.

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
Derivative Financial Instruments
The Company follows the guidance under ASC 815, Derivatives and Hedging, and records all derivatives on the Consolidated Balance Sheets at fair value. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion is accounted for in other comprehensive income. For all other derivatives not designated as qualifying hedging relationships, changes in market value are recognized directly into earnings. For additional information, see Note 16, Derivative Financial Instruments.
Branch Assets Held for Sale and Liabilities to be Assumed
On December 9, 2016, Atlantic Capital announced the sale of one branch in Cleveland, Tennessee, to SmartFinancial, Inc., the bank holding company for SmartBank. On December 17, 2015, the Bank entered into two agreements to sell seven branches to First Freedom Bank and Athens Federal Community Bank, N.A. These branches were acquired from First Security and consist of loans, premises and deposits that are considered to be held for sale as of December 31, 2016 and 2015. They are carried at the lower of cost or fair value. The sale of the First Freedom and Athens Federal branches closed in the second quarter of 2016. The sale of the Cleveland, Tennessee branch is expected to close in the second quarter of 2017.

Going Concern Assessment

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40 - Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern.” This guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. No conditions or events, considered in the aggregate, raise substantial doubt about Atlantic Capital’s ability to continue as a going concern within one year after the date that the 2016 financial statements are issued or available to be issued.

NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. Atlantic Capital does not expect the new guidance to have a material impact on its financial condition or results of operation.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13 “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Atlantic Capital is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.

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
In February 2016, the FASB issued ASU 2016-2, Leases. Under the new guidance, leases classified as operating leases under previous GAAP must be recorded on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Atlantic Capital is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by this ASU. This guidance is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption is permitted and Atlantic Capital elected to early adopt this standard as of September 30, 2015. It did not have a material impact on Atlantic Capital’s financial position or results of operations and resulted in an insignificant balance sheet reclassification of approximately $800,000 between other assets and long-term debt.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this guidance is effective for annual and interim periods beginning after December 15, 2017. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, Atlantic Capital does not expect this ASU to have a material impact on net interest income and securities gains. Atlantic Capital is evaluating the impact to other revenue streams such as service charges and trust income.

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisition of First Security Group

On October 31, 2015, Atlantic Capital completed the acquisition of First Security and its wholly-owned bank subsidiary, FSGBank. First Security operated twenty-five branches in Georgia and Tennessee. In connection with the acquisition, Atlantic Capital acquired approximately $801 million of loans and assumed approximately $970 million of deposits.
Acquisition-related costs totaled $2.7 million and $9.2 million for the years ended December 31, 2016, and 2015, respectively, and were included in noninterest expense in the consolidated income statement. Acquisition related costs primarily include severance costs, professional services, data processing fees related to systems conversion and other noninterest expenses.
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

(in thousands)	October 31, 2015

Contractually required principal and interest	$31,856
Non-accretable difference	(4,550)
Cash flows expected to be collected	27,306
Accretable yield	(2,566)
Total purchased credit-impaired loans acquired	$24,740

At the acquisition date, the contractually required principal and interest of non-PCI loans accounted for under ASC 310-20 was $811.4 million. The fair value of these non-PCI loans at the acquisition date was $776.4 million.
Divestiture of Branches
On December 17, 2015, the Bank entered into two separate definitive agreements to sell seven branches in the Bank’s Tennessee market. The agreement with First Freedom Bank includes the sale of three branches located in Algood, Cookeville and Gainesboro, Tennessee for a premium of 2.25%. The agreement with Athens Federal includes the sale of four branches in Athens, Lenoir City, Madisonville and Sweetwater, Tennessee for a premium of 3.50%. Both transactions closed in the second quarter of 2016 and resulted in a combined gain of $3.9 million as well as a reduction of approximately $191.0 million in deposits, approximately $34.7 million in loans and approximately $8.6 million in other assets. The gain was somewhat reduced by an impairment of $2.0 million in core deposit intangibles, which was offset by a $344,000 reversal in time deposit premium. There were also $305,000 of expenses associated with the divestitures included in noninterest expense in the second quarter of 2016.
On December 9, 2016, Atlantic Capital announced the sale of one branch in Cleveland, Tennessee, to SmartBank. This branch divestiture includes the sale of approximately $31 million in deposits and approximately $35 million in loans and other assets. Subject to customary closing conditions, including the receipt of all necessary regulatory approvals, the branch sale is expected to be completed during the second quarter of 2017.

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. The Company enters into repurchase agreements for short-term financing needs.
The following table presents a summary of amounts outstanding under repurchase agreements, reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of December 31, 2016 and 2015. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,896	$—	$10,896	$(10,896)	$—	$—
Derivatives	4,310	—	4,310	—	—	4,310
Total	$15,206	$—	$15,206	$(10,896)	$—	$4,310
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,131	—	4,131	(1,818)	(2,313)	—
Total	$4,131	$—	$4,131	$(1,818)	$(2,313)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$13,666	$—	$13,666	$(13,666)	$—	$—
Derivatives	6,554	—	6,554	—	—	6,554
Total	$20,220	$—	$20,220	$(13,666)	$—	$6,554
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$11,931	$—	$11,931	$(11,931)	$—	$—
Derivatives	6,163	—	6,163	(2,923)	(3,240)	—
Total	$18,094	$—	$18,094	$(14,854)	$(3,240)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at December 31, 2016 and December 31, 2015.

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2016
Debt securities—
U.S. Treasuries	$—	$—	$—	$—
U.S. Government agencies	21,485	24	(357)	21,152
U.S. states and political divisions	96,908	141	(6,877)	90,172
Trust preferred securities	4,727	—	(202)	4,525
Corporate debt securities	19,928	72	(769)	19,231
Residential mortgage-backed securities-agency	214,297	2,689	(4,361)	212,625
Total	$357,345	$2,926	$(12,566)	$347,705

December 31, 2015
Debt securities—
U.S. Treasuries	$4,952	$3	$(33)	$4,922
U.S. Government agencies	65,373	249	(770)	64,852
U.S. states and political divisions	27,751	301	(262)	27,790
Trust preferred securities	4,732	—	(457)	4,275
Corporate debt securities	20,653	52	(188)	20,517
Residential mortgage-backed securities-agency	226,142	1,019	(3,296)	223,865
Total	$349,603	$1,624	$(5,006)	$346,221

The following table presents the amortized cost and fair value of debt securities by contractual maturity at December 31, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$5,248	$5,268
Over 1 year through 5 years	16,797	16,495
5 years to 10 years	37,384	36,396
Over 10 years	83,619	76,921
	143,048	135,080
Mortgage-backed residential securities	214,297	212,625
Total	$357,345	$347,705

The following table summarizes available-for-sale securities in an unrealized loss position as of December 31, 2016 and December 31, 2015.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2016
U.S. Treasuries	$—	$—	$—	$—	$—	$—
U.S. Government agencies	12,250	(263)	2,881	(94)	15,131	(357)
U.S. states and political divisions	87,511	(6,877)	—	—	87,511	(6,877)
Trust preferred securities	—	—	4,525	(202)	4,525	(202)
Corporate debt securities	7,886	(769)	—	—	7,886	(769)
Residential mortgage-backed securities	151,406	(3,231)	32,550	(1,130)	183,956	(4,361)
Totals	$259,053	$(11,140)	$39,956	$(1,426)	$299,009	$(12,566)
December 31, 2015
U.S. Treasuries	$—	$(33)	$—	$—	$—	$(33)
U.S. Government agencies	24,380	(526)	22,218	(244)	46,598	(770)
U.S. states and political divisions	11,280	(249)	2,248	(13)	13,528	(262)
Trust preferred securities	—	—	4,275	(457)	4,275	(457)
Corporate debt securities	15,168	(188)	—	—	15,168	(188)
Residential mortgage-backed securities	143,611	(2,634)	40,152	(662)	183,763	(3,296)
Totals	$194,439	$(3,630)	$68,893	$(1,376)	$263,332	$(5,006)
At December 31, 2016, there were 280 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at December 31, 2016 and December 31, 2015 were attributable to changes in market interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the year ended December 31, 2016 or 2015.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the years ended December 31, 2016 and 2015.

	Twelve Months Ended December 31,
	2016	2015

Proceeds from sales	$65,103	$23,088

Gross realized gains	$449	$10
Gross realized losses	(405)	—
Net gains on sales of securities	$44	$10

Investment securities with a carrying value of $104.9 million and $96.2 million were pledged to secure public funds and other borrowings at December 31, 2016 and December 31, 2015, respectively.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of December 31, 2016 and December 31, 2015, is summarized below.

	December 31, 2016	December 31, 2015
	(in thousands)
Loans held for sale
TriNet loans held for sale	$—	$58,934
Branch loans held for sale	30,917	35,470
Other loans held for sale	4,302	1,061
Total loans held for sale	$35,219	$95,465

Loans held for investment
Commercial loans:
Commercial and industrial	$531,061	$467,083
Commercial real estate	858,778	846,413
Construction and land	219,352	166,358
Mortgage warehouse loans	147,519	84,350
Total commercial loans	1,756,710	1,564,204
Residential:
Residential mortgages	101,921	110,381
Home equity	77,358	80,738
Total residential loans	179,279	191,119
Consumer	27,338	30,451
Other	21,565	6,901
Total loans	1,984,892	1,792,675
Less net deferred fees and other unearned income	(3,562)	(2,006)
Less allowance for loan losses	(20,595)	(18,905)
Loans held for investment, net	$1,960,735	$1,771,764

At December 31, 2016 and December 31, 2015, loans with a carrying value of $474.8 million and $168.1 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At December 31, 2016, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $15.3 million and $18.7 million, respectively. At December 31, 2015, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $24.3 million and $28.3 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
	(in thousands)
Balance at beginning of period	$2,369	$—
Additions due to acquisitions	—	2,566
Accretion	(1,410)	(197)
Reclassification of nonaccretable discount due to improvement in expected cash flows	2,412	—
Other changes, net	96	—
Balance at end of period	$3,467	$2,369
In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At December 31, 2016, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $3.9 million.
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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2016 and 2015.

	2016				2015
Twelve months ended December 31,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$16,537	$1,981	$387	$18,905	$10,967	$347	$107	$11,421
Provision for loan losses	4,017	(536)	335	3,816	6,041	1,634	360	8,035
Loans charged-off	(1,873)	(34)	(407)	(2,314)	(500)	—	(128)	(628)
Recoveries	36	7	145	188	29	—	48	77
Total ending allowance balance	$18,717	$1,418	$460	$20,595	$16,537	$1,981	$387	$18,905

The general component of the allowance for loan losses is based on the incurred losses inherent in the portfolio. The loss factors are determined through the generation of probabilities of default (“PDs”) and losses given default (“LGDs”) for groups of similar loans with similar credit grades where Loss Factor = PD x LGD. The PDs and LGDs for the loan portfolio are calculated based on Atlantic Capital’s loss history as well as available market-based data. The loss factor for each pool of loans is adjusted based on Qualitative and Environmental factors to account for conditions in the current environment which management believes are likely to cause a difference between the calculated loss based on historical performance and the incurred loss in the existing portfolio. These factors include: changes in policies and procedures, changes in the economy, changes in nature, volume of the portfolio and in the terms of loans, changes in lending management, changes in past dues and credit migration, changes in the loan review system, changes in the value of collateral and concentration risk and changes in external factors, such as competition, legal, regulatory, etc. On a quarterly basis, management evaluates these factors in order to determine an adjustment unique to Atlantic Capital and its market.
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
PCI Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at December 31, 2016 and 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans being accounted for under ASC 310-30.
The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of December 31, 2016 and December 31, 2015.

December 31, 2016	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,626	$58	$—	$2,684
Collectively evaluated for impairment	16,018	1,360	459	17,837
PCI	73	—	1	74
Total ending allowance balance	$18,717	$1,418	$460	$20,595

Loans:
Loans individually evaluated for impairment	$13,687	$398	$—	$14,085
Loans collectively evaluated for impairment	1,732,324	174,338	48,892	1,955,554
PCI	10,699	4,543	11	15,253
Total ending loans balance	$1,756,710	$179,279	$48,903	$1,984,892

December 31, 2015	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,619	$—	$—	$1,619
Collectively evaluated for impairment	14,918	1,981	387	17,286
PCI	—	—	—	—
Total ending allowance balance	$16,537	$1,981	$387	$18,905

Loans:
Loans individually evaluated for impairment	$12,049	$—	$—	$12,049
Loans collectively evaluated for impairment	1,534,507	184,447	37,323	1,756,277
PCI	17,648	6,672	29	24,349
Total ending loans balance	$1,564,204	$191,119	$37,352	$1,792,675

The following table presents information on Atlantic Capital’s impaired loans for the years ended December 31, 2016 and 2015:

	For the Year Ended
	2016					2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$2,593	$2,295	$—	$2,861	$136	$2,706	$2,706	$—	$2,706	$—
Commercial real estate	24	24	—	24	—	1,659	1,659	—	1,659	55
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	177	177	—	179	2	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$2,794	$2,496	$—	$3,064	$138	$4,365	$4,365	$—	$4,365	$55
Impaired loans with an allowance recorded:
Commercial and industrial	$8,735	$8,735	$2,437	$8,795	$57	$3,235	$3,235	$1,456	$3,235	$—
Commercial real estate	2,633	2,633	189	1,871	32	4,949	4,449	163	4,907	135
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	221	221	58	223	4	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$11,589	$11,589	$2,684	$10,889	$93	$8,184	$7,684	$1,619	$8,142	$135
Total impaired loans	$14,383	$14,085	$2,684	$13,953	$231	$12,549	$12,049	$1,619	$12,507	$190

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms and granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of December 31, 2016 and 2015, the Company had a recorded investment in TDRs of $6.6 million and $9.1 million, respectively. During the year ended December 31, 2016, the modification of terms for one Commercial and Industrial loan included an extension of the maturity date and related amortization period date of two years. The modification of terms for two Commercial Real Estate loans established an interest only payment period of six months. During the year ended December 31, 2015, the modification of the terms for one commercial and industrial loan included an extension of the maturity date at a stated rate of interest lower than the current market rate and a commitment to lend an additional $300,000. The extension was for a period of five and a half months.
Loans, by portfolio class, modified as TDRs during the years ended December 31, 2016 and 2015, are as follows.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
December 31, 2016
Commercial and industrial	1	$4,143	$4,143
Commercial real estate	2	614	614
Total	3	$4,757	$4,757

December 31, 2015
Commercial and industrial	1	$2,706	$2,706
Total	1	$2,706	$2,706

The Company did not forgive any principal on TDRs during the years ended December 31, 2016 and 2015, and there were no subsequent defaults.
The Bank conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. The following is a summary of activity with respect to related-party loans in 2016 and 2015.

	2016	2015
	(in thousands)
Balance at January 1,	$3,470	$8,530
Additions	8,740	6,423
Repayments	(9,415)	(7,062)
Transactions due to changes in related party	—	(4,421)
Balance at December 31,	$2,795	$3,470
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

As of December 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2016
Commercial and industrial	$494,617	$3,160	$26,399	$3	$471	$524,650
Commercial real estate	843,924	5,513	5,571	—	—	855,008
Construction and land	213,981	4,789	64	—	—	218,834
Residential mortgages	97,660	586	747	147	—	99,140
Home equity	75,031	168	397	—	—	75,596
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer/Other	48,680	190	22	—	—	48,892
Total loans, excluding PCI loans	$1,921,412	$14,406	$33,200	$150	$471	$1,969,639
Commercial and industrial	$4,650	$299	$614	$—	$848	$6,411
Commercial real estate	477	240	2,716	—	337	3,770
Construction and land	229	8	281	—	—	518
Residential mortgages	59	1,232	1,016	—	474	2,781
Home equity	364	834	564	—	—	1,762
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	1	—	10	—	—	11
Total PCI loans	$5,780	$2,613	$5,201	$—	$1,659	$15,253

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2015
Commercial and industrial	$450,523	$2,507	$2,707	$3,235	$—	$458,972
Commercial real estate	826,339	5,411	1,659	4,449	—	837,858
Construction and land	161,226	4,150	—	—	—	165,376
Residential mortgages	105,948	—	200	—	—	106,148
Home equity	78,189	—	110	—	—	78,299
Mortgage warehouse	84,350	—	—	—	—	84,350
Consumer/Other	37,312	11	—	—	—	37,323
Total loans, excluding PCI loans	$1,743,887	$12,079	$4,676	$7,684	$—	$1,768,326
Commercial and industrial	$—	$5,142	$2,786	$183	$—	$8,111
Commercial real estate	1,063	850	5,465	1,177	—	8,555
Construction and land	27	354	601	—	—	982
Residential mortgages	—	1,929	2,053	251	—	4,233
Home equity	—	1,606	492	341	—	2,439
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	15	13	1	—	29
Total PCI loans	$1,090	$9,896	$11,410	$1,953	$—	$24,349

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 and December 31, 2015 by class of loans.

	As of December 31, 2016
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$520,908	$3,079	$189	$474	$6,411	$531,061
Commercial real estate	852,626	2,382	—	—	3,770	858,778
Construction and land	218,290	544	—	—	518	219,352
Residential mortgages	97,901	664	428	147	2,781	101,921
Home equity	74,420	884	292	—	1,762	77,358
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer	48,558	249	85	—	11	48,903
Total Loans	$1,960,222	$7,802	$994	$621	$15,253	$1,984,892

	As of December 31, 2015
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$455,647	$—	$90	$3,235	$8,111	$467,083
Commercial real estate	832,845	—	564	4,449	8,555	846,413
Construction and land	165,376	—	—	—	982	166,358
Residential mortgages	106,042	106	—	—	4,233	110,381
Home equity	78,299	—	—	—	2,439	80,738
Mortgage warehouse	84,350	—	—	—	—	84,350
Consumer	37,082	30	123	88	29	37,352
Total Loans	$1,759,641	$136	$777	$7,772	$24,349	$1,792,675

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	As of December 31,
	2016	2015
	(in thousands)
Land and improvements	$2,036	$4,128
Buildings and improvements	7,704	12,721
Leasehold improvements	3,730	3,272
Equipment and furniture	10,016	10,085
Projects in process	518	46
Premises and equipment-gross	24,004	30,252
Accumulated depreciation	(12,046)	(7,107)
Premises and equipment-net	$11,958	$23,145

Depreciation expense was $2.01 million, $1.06 million and $875,000 in 2016, 2015, and 2014, respectively.

Branch premises held for sale as of December 31, 2016 totaled $3.0 million. This balance represents one branch which is expected to be sold in the second quarter of 2017. Branch premises held for sale as of December 31, 2015 totaled $7.2 million. This balance represented the appraised value of seven branches which were divested in the second quarter of 2016.

The following represents the future cash outflows related to lease obligations at December 31, 2016.

December 31, 2016
(in thousands)
2017	$2,155
2018	1,357
2019	896
2020	913
2021	939
Thereafter	2,370
Total	$8,630

The current lease for the corporate headquarters in Atlanta, Georgia expires in October 2017, and the current lease for the Atlanta operations center expires in December 2018. Both of these leases are included in the table above. The Company is currently negotiating the terms of a new lease on its corporate headquarters in Atlanta and this future obligation is not included in the table, as the lease has not been finalized. Rent expense for the years ended December 2016, 2015, and 2014 was $2.2 million, $1.4 million, and $1.2 million, respectively, which were included in occupancy expense in the consolidated statements of operations.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets is summarized below:

	December 31,
	2016	2015
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(2,971)	(526)
Less: impairment related to divested branches	(1,949)	—
Core deposit intangible, net	4,624	9,018
Servicing assets, net	3,184	2,862
Total intangibles subject to amortization, net	7,808	11,880
Goodwill	21,759	23,352
Total goodwill and other intangible assets, net	$29,567	$35,232

During 2016, Atlantic Capital recorded measurement period adjustments that decreased goodwill by $1.6 million. The adjustments reduced the TriNet Servicing Asset, increased the book value of securities available-for-sale, and increased the Deferred Tax Asset.

The Company conducted its annual impairment testing as of October 1, 2016, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Company and changes in the composition or carrying amount of net assets. In addition, management considered the increase in the Company’s common stock price. Based on these assessments, management concluded that the 2016 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill). Therefore, a step one quantitative analysis was not required.

There were no goodwill impairment charges recorded in 2016, 2015 or 2014, respectively. The following table presents activity for goodwill and other intangible assets:

	Goodwill	Core Deposit Intangible	Total
	(in thousands)
Balance at December 31, 2014	$—	$—	$—
Acquisitions	23,352	9,544	32,896
Amortization	—	(526)	(526)
Balance at December 31, 2015	23,352	9,018	32,370
Amortization	—	(2,445)	(2,445)
Impairment, due to branch divestiture	—	(1,949)	(1,949)
Measurement period adjustments	(1,593)	—	(1,593)
Balance at December 31, 2016	$21,759	$4,624	$26,383

The amortization expense for core deposit intangible for 2016, 2015, and 2014 was $2.4 million, $526,000, and $0, respectively, which was recognized in operating expenses. The estimated aggregate amortization expense for future periods for the core deposit intangible is as follows:

Year	Core Deposit Intangible Amortization
(in thousands)
2017	$1,729
2018	1,326
2019	923
2020	520
2021	126
Thereafter	—
Total	$4,624

NOTE 9 – SERVICING RIGHTS

SBA Servicing Rights

SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in goodwill and intangible assets, net. As of December 31, 2016 and 2015, the balance of SBA loans sold and serviced by Atlantic Capital totaled $107.0 million and $65.9 million, respectively.

Changes in the balance of SBA servicing assets for the years ended December 31, 2016 and 2015 are presented in the following table.

SBA Loan Servicing Rights	Twelve months ended December 31,
	2016	2015
	(in thousands)
Beginning carrying value, net	$1,687	$782
Acquired from First Security	—	152
Additions	1,077	939
Amortization	(405)	(186)
Ending carrying value	$2,359	$1,687

At December 31, 2016, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Asset	December 31, 2016
(dollars in thousands)
Fair value of retained servicing assets	$2,474
Weighted average life	6.52 years
Prepayment speed:	7.67%
Decline in fair value due to a 10% adverse change	$(89)
Decline in fair value due to a 20% adverse change	$(151)
Weighted average discount rate	12.27%
Decline in fair value due to a 100 bps adverse change	$(97)
Decline in fair value due to a 200 bps adverse change	$(168)

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

TriNet Servicing Rights

TriNet servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for TriNet servicing rights using the amortization method and they are included in goodwill and intangible assets, net.

Changes in the balance of TriNet servicing assets for the years ended December 31, 2016 and 2015 are presented in the following table.

TriNet Servicing Rights	Twelve months ended December 31,
	2016	2015
	(in thousands)
Beginning carrying value, net	$1,175	$—
Acquired from First Security	—	838
Additions	406	362
Amortization	(205)	(25)
Impairment	(551)	—
Ending carrying value	$825	$1,175

At December 31, 2016, the sensitivity of the fair value of the TriNet servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Rights	December 31, 2016
(dollars in thousands)
Fair value of retained servicing assets	$840
Weighted average life	8.47 years
Prepayment speed:	5.00%
Decline in fair value due to a 10% adverse change	$(12)
Decline in fair value due to a 20% adverse change	$(24)
Weighted average discount rate	8.00%
Decline in fair value due to a 100 bps adverse change	$(25)
Decline in fair value due to a 200 bps adverse change	$(49)

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

NOTE 10 - DEPOSITS

	December 31,
	2016	2015
	(in thousands)
Non-interest bearing demand deposits	$643,471	$544,561
Interest-bearing demand deposits	264,062	232,868
Savings and money market deposits	940,425	904,363
Time deposits less than $250,000	137,299	154,687
Time deposits $250,000 or greater	20,511	28,519
Brokered deposits	200,223	183,810
Total Deposits	$2,205,991	$2,048,808

Deposits to be assumed in branch sales	$31,589	$213,410

Deposits to be assumed in branch sales totaled $31.6 million at December 31, 2016, and represent deposits at one branch. Deposits to be assumed in branch sales totaled $213.4 million at December 31, 2015, and represent deposits at seven First Security branches. Approximately $191.0 million in deposits were sold as part of the divestitures which closed during the second quarter of 2016.

Brokered certificate of deposits issued in denominations of $100,000 or more are participated out by the deposit brokers in shares of $100,000 or less.

Overdrawn deposits accounts reclassified as loans were $630,000 and $319,000 at December 31, 2016 and 2015, respectively. There were $104.9 million and $96.2 million in investment securities pledged to secure public deposits and other secured borrowings as of December 31, 2016 and 2015, respectively.

Deposits of certain officers, directors, and their associates totaled $3.1 million and $5.3 million as of December 31, 2016 and 2015, respectively.

The scheduled maturities of time and brokered deposits as of December 31, 2016 are as follows:

	Time	Brokered
	(in thousands)
2017	$91,712	$184,766
2018	21,661	10,359
2019	26,073	2,527
2020	9,461	2,571
2021	8,862	—
Thereafter	41	—
Total	$157,810	$200,223

NOTE 11 – SUBORDINATED DEBT AND OTHER BORROWINGS
Borrowings as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
	Balance	Interest Rate	Balance	Interest Rate
	(in thousands)
FHLB short-term borrowings:
Fixed rate advance maturing January 17, 2017	40,000	0.64%	—	—%
Fixed rate advance maturing January 24, 2017	40,000	0.61%	—	—%
Fixed rate advance maturing January 30, 2017	30,000	0.62%	—	—%
Total	$110,000		$—

Federal Funds purchased and securities sold under agreements to repurchase
Securities sold under agreements to repurchase	—	—%	11,931	0.20%-.50%

Total Short-Term Borrowings	$110,000		$11,931

	December 31, 2016		December 31, 2015
Subordinated Debt:	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000		$50,000
Less: debt issuance costs	634		803
Subordinated debt, net	$49,366		$49,197

Interest expense for FHLB borrowings for the years ended December 31, 2016, 2015, and 2014 was $558,000, $290,000, and $437,000, respectively.
At December 31, 2016, the Company had available line of credit commitments with the FHLB totaling $690.0 million, of which $110.0 million was advanced. However, based on actual collateral pledged, $121.8 million was available. At December 31, 2016, the Company had an available line of credit based on the collateral available of $258.8 million with the Federal Reserve Bank of Atlanta. Interest expense on federal funds purchased for the years ended December 31, 2016, 2015, and 2014 totaled $218,000, $73,000, and $123,000, respectively.
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
At December 31, 2016 and 2015, the Company had securities sold under agreements to repurchase of $0 and $11.9 million, respectively, by commercial checking customers. Securities sold under agreements to repurchase are held in safekeeping for the Company and had a carrying value of approximately $14.7 million at December 31, 2015. Interest expense relating to these agreements for the years ended December 31, 2016 and 2015 was $14,000 and $6,000, respectively.
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
NOTE 12 – OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive (loss) income balances for the applicable periods.

	For the Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive (loss) income beginning of period	$(2,455)	$939	$(1,516)	$986	$(377)	$609	$(2,026)	$760	$(1,266)
Unrealized net (losses) gains on investment securities available-for-sale	(6,227)	2,403	(3,824)	(4,126)	1,578	(2,548)	2,852	(1,075)	1,777
Reclassification adjustment for net realized gains on investment securities available-for-sale	(44)	17	(27)	(10)	4	(6)	(59)	22	(37)
Unrealized net (losses) gains on derivatives	(418)	160	(258)	695	(266)	429	219	(84)	135
Accumulated other comprehensive (loss) income end of period	$(9,144)	$3,519	$(5,625)	$(2,455)	$939	$(1,516)	$986	$(377)	$609

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
The following table represents the earnings per share calculations for the years ended December 31, 2016, 2015, and 2014.

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Net income (loss) available to common shareholders	$13,395	$(1,319)	$7,516
Weighted average shares outstanding
Basic (1)	24,763,522	15,283,437	13,445,122
Effect of diluted securities:
Stock options and warrants	423,158	380,428	196,760
Diluted	25,186,680	15,663,865	13,641,882
Income (loss) per common share:
Basic	$0.54	$(0.09)	$0.56
Diluted	$0.53	$(0.09)	$0.55
(1) Unvested restricted shares are participating securities and included in basic share calculations.

Stock options and warrants outstanding of 747 at December 31, 2016 and 0 at December 31, 2015 and 2014 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
The Amended and Restated Articles of Incorporation of Atlantic Capital, which were approved by the Board of Directors on March 24, 2015 and by Atlantic Capital’s shareholders on May 21, 2015, authorized Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Prior periods have been restated to reflect the change in the par value of the common stock from $1 to no par value. Atlantic Capital had 25,093,135 and 24,425,546 shares of common stock issued and outstanding at December 31, 2016 and 2015, respectively.
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

NOTE 14 – INCOME TAXES

The components of income tax expense included in the Consolidated Statements of Operations for the years ended were as follows (in thousands):

(in thousands)	2016	2015	2014
Current income tax expense:
Federal	$4,497	$1,204	$3,677
State	130	270	455
Total	4,627	1,474	4,132

Deferred income tax expense (benefit):
Federal	2,679	(504)	(297)
State	643	(176)	22
Total	3,322	(680)	(275)
Total income tax	$7,949	$794	$3,857
The income tax expense differs from the statutory rate of 35% in 2016 and 2015, and 34% in 2014, as indicated in the following analysis:

(in thousands)	2016	2015	2014

Tax expense (benefit) based on federal statutory rate	$7,470	$(184)	$3,981
State taxes, net of federal benefit	716	(78)	343
Income tax credits	(51)	(48)	(101)
Tax-exempt earnings	(893)	(791)	(348)
Nondeductible merger related expenses	178	1,152	—
Excess parachute payments under Section 280G	115	319	—
Nondeductible expenses	322	441	—
Federal rate adjustment	—	(27)	(136)
Change in uncertain tax positions reserve	8	79	41
Other	84	(69)	77
	$7,949	$794	$3,857

Deferred income tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws. The net deferred tax asset is included as a component of other assets at December 31, 2016 and 2015, and is comprised of the following:

(in thousands)	2016	2015
Net operating loss carryforward	$46,334	$50,432
Federal tax credits	5,505	5,546
State credits	96	17
Allowance for loan losses	7,966	7,479
Stock-based compensation	1,226	1,566
Deferred loan fees and costs, net	1,369	1,172
Other real estate owned	711	795
Goodwill and other intangibles	212	308
Transaction costs	1,483	1,704
Unfunded commitments	262	263
Organizational costs	274	326
Net unrealized losses on investment securities available‑for‑sale	3,709	397
Long term incentive plan	1,649	691
Other	1,135	921
Total gross deferred tax assets	71,931	71,617
Less: valuation allowance	(9,181)	(9,454)
Net deferred tax asset	62,750	62,163

Unrealized gains on cash flow hedges	191	351
Depreciation	772	1,254
Other	214	630
Total gross deferred tax liabilities	1,177	2,235
Net deferred tax assets	$61,573	$59,928

In assessing the realizability of deferred tax assets, management considers whether it is more‑likely-than-not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is deemed more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the four possible sources of taxable income including future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback years and tax-planning strategies that would, if necessary, be implemented. At December 31, 2015, the Company recorded a valuation allowance of $9.5 million. This valuation allowance related to the portion of net operating losses and credits that the Company will not be able to utilize due to limitations under Section 382 of the Internal Revenue Code. At December 31, 2016, the Atlantic Capital decreased the valuation allowance to $9.2 million. The adjustment to the valuation allowance related to a decrease in the federal net operating loss expected to be utilized and increases in certain state carryforwards that are expected to be utilized.
ASC 740-10-65 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with ASC 740-10-65.
A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows:

(in thousands)	2016	2015
Balance at beginning of year	$311	$149
Additions based on tax positions related to the current year	8	162
Balance at end of year	$319	$311

The amount of unrecognized tax positions that would have impacted the effective tax rate if recognized was $125,000. The Company believes that it is reasonably possible that approximately $127,000 of its currently remaining unrecognized tax positions may be recognized by the end of 2017 as a result of the filing of amended returns.
With the adoption of ASC 740-10-65, the Company elected to recognize accrued interest and penalties related to any future unrecognized tax benefits in current income tax expense. Interest in the amount of $39,000 and $7,000 was accrued as of December 31, 2016 and 2015, respectively. The total amount of interest and penalties recognized in current income tax expense during 2016 and 2015 was $32,000 and $7,000, respectively.
At December 31, 2016, Atlantic Capital has operating loss carryforwards for federal income tax purposes of $116.9 million which are available to offset future federal taxable income, if any, through 2035.   Atlantic Capital has operating loss carryforwards for state income tax purposes of $129.3 million, which are available to offset future state taxable income, if any, through 2035  In addition, Atlantic Capital has general business credits of approximately $5.4 million, which are available to reduce future federal income taxes, if any through 2035.  Atlantic Capital has alternative minimum tax credit carryforwards of approximately $162,000 available to reduce future federal regular income taxes, if any, over an indefinite period.
The Company’s income tax returns remain subject to examination by both U.S. federal and state jurisdictions for tax years 2013 forward.
NOTE 15 - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Defined Contribution Plan
Atlantic Capital sponsors a 401(k) qualified retirement plan that is qualified pursuant to Section 401 of the Internal Revenue Code. The plan is referred to as a “safe harbor 401(k) plan.” The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides for a safe harbor contribution by Atlantic Capital. If the Company elects to make the safe harbor contribution, it will be at least 3% of eligible employees’ compensation that is subject to income tax and paid during the plan year. Eligible employees are not required to participate in the plan in order to receive the safe harbor contribution. The plan also provides that the Board of Directors may authorize matching contributions based on a percentage of the amount contributed by the employee and discretionary profit sharing contributions. Employees of the Company must meet certain requirements concerning minimum age and credited period of service to participate in the plan. During the years ended December 31, 2016, 2015, and 2014, the Company contributed approximately $990,000, $431,000, and $428,000, respectively, to this plan under its safe harbor provision.
Long-Term Incentive Plan
In 2012, Atlantic Capital initiated a long-term incentive plan for certain key employees. Bonuses under the Executive Officers Long Term Incentive Plan (the “LTI Plan”) may be paid in lump sum in cash or in common stock or in any combination of cash and common stock. Awards are granted under the LTI Plan for a bonus period, which means a period of more than one year. Awards are based on individual performance, business unit or division performance or Company-wide performance, or any combination of these performance objectives. Awards granted in 2016, 2015, and 2014 cliff vest over a three year period from the date of the awards. Compensation expense for the LTI Plan was $2.6 million, $1.9 million, and $1.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. These awards are accounted for as liabilities and remeasured at each reporting date.
Stock Incentive Plans
Atlantic Capital sponsors a stock incentive plan for the benefit of directors and employees. Under the Company’s 2015 Stock Incentive Plan there were approximately 4,525,000 shares reserved for issuance to directors and employees. The Compensation Committee has the authority to grant the following: an incentive or nonqualified option; a restricted stock award (including a restricted stock award or a restricted unit award); a performance award (including a performance share award or a performance unit award); a phantom stock award; a dividend equivalent award; or any other award granted under the plan.

As of December 31, 2016, approximately 4,000,000 additional awards could be granted under the plan. Through December 31, 2016, incentive stock options, nonqualified stock options, restricted and non-restricted stock awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

As of December 31, 2016, 2015, and 2014, warrants for 363,000, 588,000, and 588,000 shares were outstanding for the purchase of common stock at a price of $10.00 per warrant. The warrants were issued as of May 14, 2007, the date of issuance of common stock sold in the initial private placement, and are exercisable for a period of ten years following the issuance.

The Company accounts for stock options and warrants in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards and warrants in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share‑based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. Total stock-based compensation expense recognized by the Company during 2016, 2015, and 2014 for stock option grants and warrants was $937,000, $1.2 million, and $27,000, respectively. Unrecognized stock-based compensation expense related to stock option grants and warrants at December 31, 2016, 2015, and 2014 was $1.7 million, $2.7 million, and $0, respectively. At December 31, 2016, 2015, and 2014, the weighted average period over which this unrecognized expense is expected to be recognized was 3.4 years, 4.0 years, and 0.0 years, respectively. The weighted average remaining contractual life of options and warrants outstanding at December 31, 2016, was 3.4 years.
The Company estimates the fair value of its options and warrants awards using the Black‑Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options or warrants awarded during 2016 and 2014. The table below summarized the assumptions used to calculate the fair value of options granted during 2015:

	For the year ended December 31,
	2016	2015	2014
Risk‑free interest rate	N/A	2.16%	N/A
Expected term in years	N/A	7.73	N/A
Expected stock price volatility	N/A	40.00%	N/A
Dividend yield	N/A	—%	N/A

The following table represents stock option and warrant activity for the years ended December 31, 2016, 2015, and 2014:

Options and Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	2,369,759	$11.30
Exercised	(872,162)	10.04
Canceled	(4,057)	142.89
Forfeited	(7,836)	10.76
Outstanding, December 31, 2016	1,485,704	$11.69	4.33	$11,104
Exercisable, December 31, 2016	1,204,558	$11.10	3.38	$9,755

Weighted average fair value of options and warrants granted	$—

Outstanding, December 31, 2014	1,663,500	$10.01
Options assumed from First Security	482,741	14.69
Granted	245,000	14.34
Exercised	(20,707)	10.00
Canceled	(775)	505.31
Outstanding, December 31, 2015	2,369,759	$11.30	4.07	$9,258
Exercisable, December 31, 2015	1,925,858	$10.77	2.95	$8,662

Weighted average fair value of options and warrants granted	$7.00

Outstanding, December 31, 2013	1,730,166	$10.01
Forfeited	(66,666)	10.15
Outstanding, December 31, 2014	1,663,500	$10.01	3.15	$2,233
Exercisable, December 31, 2014	1,663,500	$10.01	3.15	$2,233

Weighted average fair value of options and warrants granted	$—
Atlantic Capital assumed the stock options issued to First Security employees and directors that were outstanding at the acquisition date. The fair value of these options was included in the total consideration issued to acquire First Security.

The total fair value of shares vested during each of the years ended December 31, 2016, 2015, and 2014, was $1.2 million, $688,000, and $251,000, respectively.

Restricted stock awards generally cliff vest over 1-3 years. The market value at the date of award is amortized by charges to compensation expense over the vesting period. Compensation expense related to these awards during 2016, 2015, and 2014 was $801,000, $659,000, and $518,000, respectively. Unrecognized compensation expense associated with restricted stock was $2.4 million, $1.9 million, and $567,000 as of December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, 2015, and 2014, the weighted average period over which this unrecognized expense is to be recognized was 3.2 years, 3.4 years, and 2.0 years, respectively. During 2016, 2015, and 2014, respectively, there were 109,959, 150,516, and 59,613 restricted stock awards granted at a weighted average grant price of $14.34, $14.01, and $11.35 per share.

The following table represents restricted stock activity for the twelve months ended December 31, 2016, 2015, and 2014:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2015	217,658	$13.07
Granted	109,959	14.34
Vested	(44,966)	11.92
Forfeited	(23,486)	14.23
Outstanding, December 31, 2016	259,165	$13.70

Outstanding, December 31, 2014	132,093	$10.84
Granted	150,516	14.01
Vested	(54,978)	10.53
Forfeited	(9,973)	11.80
Outstanding, December 31, 2015	217,658	$13.07

Outstanding, December 31, 2013	149,057	$10.37
Granted	59,613	11.35
Vested	(68,205)	10.26
Forfeited	(8,372)	10.77
Outstanding, December 31, 2014	132,093	$10.84

NOTE 16 – DERIVATIVES AND HEDGING
Risk Management
Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.
Cash Flow Hedges
At December 31, 2016, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2016 and 2015, Atlantic Capital had interest rate swaps designated as cash flow hedges with an aggregate notional amount of $50.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2016 or 2015. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $282,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Operations. At December 31, 2016 and 2015, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $140.7 million and $137.1 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At December 31, 2016 and 2015, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $16.3 million and $13.5 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At December 31, 2016 and 2015, Atlantic Capital had credit risk participation agreements with a notional amount of $4.5 million and $22.4 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of December 31, 2016 and 2015 (in thousands):

Derivatives designated as hedging instruments under ASC 815

		December 31, 2016		December 31, 2015
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$50,000	$186	$50,000	$474

Derivatives not designated as hedging instruments under ASC 815

		December 31, 2016		December 31, 2015
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$70,352	$1,364	$68,560	$1,617
Zero premium collar	Other assets	98,697	2,760	101,407	4,463
		$169,049	$4,124	$169,967	$6,080

Dealer offsets to customer swap positions	Other liabilities	$70,352	$1,371	$68,560	$1,697
Credit risk participation	Other liabilities	4,460	—	22,447	3
Dealer offset to zero premium collar	Other liabilities	98,697	2,760	101,407	4,463
		$173,509	$4,131	$192,414	$6,163

The following table reflects the impact to the Consolidated Statements of Operations related to derivative contracts for the years ended December 31, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships
	Years ended December 31,
	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2016	2015	Location	2016	2015
Interest rate swaps	$311	$1,325	Interest income	$712	$647

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
To meet adequately capitalized regulatory requirements, an institution must maintain a Common Equity Tier 1 Capital of 4.5%, a Tier 1 capital ratio of 6.0% and a Total capital ratio of 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. The Bank must maintain a Tier 1 leverage ratio of at least 5.0% to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company’s consolidated financial statements.
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
As of December 31, 2016 and 2015, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Management believes there are no conditions or events since the previous notification that have changed the institution’s categorizations.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	As of December 31, 2016
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 capital (to risk weighted assets):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated	$241,313	10.3%	$105,463	4.5%	N/A	N/A
Bank	276,778	11.8%	105,497	4.5%	152,385	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$241,313	10.3%	$140,617	6.0%	N/A	N/A
Bank	276,778	11.8%	140,663	6.0%	187,551	8.0%

Total capital (to risk weighted assets):
Consolidated	$311,954	13.3%	$187,490	8.0%	N/A	N/A
Bank	298,053	12.7%	187,551	8.0%	234,439	10.0%

Tier 1 capital (to average assets):
Consolidated	$241,313	9.1%	$106,179	4.0%	N/A	N/A
Bank	276,778	10.4%	106,179	4.0%	132,724	5.0%

	As of December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 capital (to risk weighted assets):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated	$215,812	9.8%	$99,022	4.5%	N/A	N/A
Bank	251,727	11.4%	99,017	4.5%	143,025	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$215,812	9.8%	$132,029	6.0%	N/A	N/A
Bank	251,727	11.4%	132,023	6.0%	176,031	8.0%

Total capital (to risk weighted assets):
Consolidated	$284,663	12.9%	$176,038	8.0%	N/A	N/A
Bank	271,312	12.3%	176,031	8.0%	220,039	10.0%

Tier 1 capital (to average assets):
Consolidated	$215,812	9.9%	$86,997	4.0%	N/A	N/A
Bank	251,727	11.6%	87,002	4.0%	108,752	5.0%

NOTE 18 – FAIR VALUE MEASUREMENTS

Atlantic Capital follows the guidance pursuant to ASC No. 820-10, Fair Value Measurements and Disclosures. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This issuance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Atlantic Capital measures its investment securities and interest rate derivative assets and liabilities at fair value on a recurring basis. Fair value is used on a nonrecurring basis either when assets are evaluated for impairment or for disclosure purposes. Atlantic Capital measures its servicing assets, goodwill, intangible assets, loans held for sale, impaired loans and other real estate owned at fair value on a nonrecurring basis if necessary.
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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during 2015. There was one transfer between Level 2 and Level 3 and no transfers between Level 1 and Level 2 during 2016.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2016 and 2015.

	2016 Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$21,152	$—	$21,152
U.S. states and political subdivisions	—	90,172	—	90,172
Trust preferred securities	—	4,525	—	4,525
Corporate debt securities	—	19,231	—	19,231
Mortgage-backed securities	—	212,625	—	212,625
Total securities available-for-sale	$—	$347,705	$—	$347,705
Interest rate derivative assets	$—	$4,310	$—	$4,310
Interest rate derivative liabilities	$—	$4,131	$—	$4,131

	2015 Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
	(in thousands)
Securities available-for-sale—
U.S. treasuries	$—	$4,922	$—	$4,922
U.S. government agencies	—	64,852	—	64,852
U.S. states and political subdivisions	—	27,790	—	27,790
Trust preferred securities	—	4,275	—	4,275
Corporate debt securities	—	20,517	—	20,517
Mortgage-backed securities	—	221,451	2,414	223,865
Total securities available-for-sale	$—	$343,807	$2,414	$346,221
Interest rate derivative assets	$—	$6,554	$—	$6,554
Interest rate derivative liabilities	$—	$6,163	$—	$6,163

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

Securities Available-for-Sale
(in thousands)
December 31, 2015	$2,414
Change due to presence of observable market data	(2,414)
December 31, 2016	$—

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.
For the years ended December 31, 2016 and 2015, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015.

December 31, 2016	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$7,248	$7,248

December 31, 2015	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$4,449	$4,449

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
Loans Held for Sale and Deposits to be Assumed in Branch Sale. Loans held for sale and deposits to be assumed in branch sale are carried at the lower of cost or market value. The fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.

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
Subordinated Debt. The fair value of subordinated debt is estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Off–Balance Sheet Financial Instruments. Because commitments to extend credit and letters of credit are generally short-term and at variable rates, the contract value and estimated fair value associated with these instruments are immaterial.
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
The following table presents the estimated fair values of Atlantic Capital’s financial instruments at December 31, 2016 and December 31, 2015.

	2016 Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$36,790	$36,790	$—	$—
Interest-bearing deposits in banks	118,039	118,039	—	—
Other short-term investments	10,896	10,896	—	—
Total securities available-for-sale	347,705	—	347,705	—
FHLB stock	7,067	—	—	7,067
Federal Reserve Bank stock	9,690	—	—	9,690
Loans held for investment, net	1,960,735	—	—	1,939,895
Loans held for sale	35,219	—	35,219	—
Derivative assets	4,310	—	4,310	—
Financial liabilities:
Deposits	$2,205,991	$—	$2,144,196	$—
Deposits to be assumed in branch sale	31,589	—	31,589	—
Subordinated debt	49,366	—	48,971	—
FHLB advances	110,000	—	109,946	—
Derivative financial instruments	4,131	—	4,131	—

	2015 Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$45,848	$45,848	$—	$—
Interest-bearing deposits in other banks	130,900	130,900	—	—
Other short-term investments	26,137	26,137	—	—
Total securities available-for-sale	346,221	—	343,807	2,414
FHLB stock	1,048	—	—	1,048
Federal Reserve Bank stock	6,615	—	—	6,615
Loans held for investment, net	1,771,764	—	—	1,752,796
Loans held for sale	95,465	—	95,465	—
Derivative assets	6,554	—	6,554	—
Financial liabilities:
Deposits	$2,048,808	$—	$2,018,898	$—
Deposits to be assumed in branch sale	213,410	—	213,410	—
Federal funds purchased and securities sold under agreements to repurchase	11,931	11,931	—	—
Subordinated debt	49,197	—	49,197	—
Derivative financial instruments	6,163	—	6,163	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit as well as a summary of minimum lease payments at December 31, 2016 and December 31, 2015 was as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$617,432	$559,448
Standby letters of credit	16,625	10,502
	$634,057	$569,950

Minimum lease payments	$8,630	$7,250

The Company is currently negotiating the terms of a new lease on its corporate headquarters in Atlanta, Georgia, and this future obligation is not included in the table above, as the lease has not been finalized.

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

NOTE 20 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets
(in thousands)
	December 31,
	2016	2015
Assets
Cash	$15,731	$10,413
Investment in subsidiary	339,124	323,908
Other assets	305	2,903
Total assets	$355,160	$337,224

Liabilities and shareholders’ equity
Long-term debt	$49,366	$49,197
Other liabilities	2,136	35
Total liabilities	51,502	49,232

Shareholders’ equity:
Common stock	292,747	286,367
Retained earnings	16,536	3,141
Accumulated other comprehensive income	(5,625)	(1,516)
Total shareholders’ equity	303,658	287,992
Total liabilities and shareholders’ equity	$355,160	$337,224

NOTE 20 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Operations
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Income:
Interest income	$98	$46	$13
Total income	98	46	13

Expense:
Interest on long-term debt	3,282	858	—
Professional fees	—	1,582	179
Other expense	322	615	190
Total expense	3,604	3,055	369

Loss before income tax expense and equity
in undistributed (losses) from subsidiary	(3,506)	(3,009)	(356)

Income tax benefit	(849)	(1,126)	(236)
Loss before equity in undistributed losses
of subsidiary	(2,657)	(1,883)	(120)
Equity in undistributed earnings of subsidiary	16,052	564	7,636
Net income	$13,395	$(1,319)	$7,516

NOTE 20 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$13,395	$(1,319)	$7,516
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(16,052)	(564)	(7,636)
Decrease (increase) in other assets	1,928	(433)	72
(Decrease) increase in other liabilities	2,100	(19)	54
Net cash provided by (used in) operating activities	1,371	(2,335)	6

Investing activities
Advances to subsidiaries	—	(16,000)	—
Cash consideration paid for acquisition	—	(47,098)	—
Net cash (used in) provided by investing activities	—	(63,098)	—

Financing activities
Proceeds from issuance of long-term debt	—	50,000	—
Net proceeds from issuance of common stock	—	24,004	—
Proceeds from exercise of stock options	3,947	—	—
Acquisition of treasury stock	—	(707)	(361)
Net cash provided by (used in) financing activities	3,947	73,297	(361)
Net (decrease) increase in cash and cash equivalents	5,318	7,864	(355)
Cash equivalents, beginning of year	10,413	2,549	2,904
Cash equivalents, end of year	$15,731	$10,413	$2,549

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for the preparation, integrity, accuracy, and fair presentation of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include amounts based on judgments and estimates by management.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with GAAP. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and a code of ethics adopted by our Board of Directors that is applicable to all directors, officers, and employees of the Company.
Because of its inherent limitations, no matter how well designed, internal control over financial reporting may not prevent or detect all misstatements. Internal controls can only provide reasonable assurance with respect to financial statement preparation and presentation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s chief executive officer and chief financial officer, as of December 31, 2016. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.
As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Ernst & Young LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal 1 - Election of Directors,” “Directors and Executive Officers,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016 (the “Proxy Statement”).

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
The information required under this item is incorporated herein by reference to the information presented under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the information presented under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance Matters” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal 3 - Ratification of the Independent Registered Public Accounting Firm for 2017” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:
(1)    Financial Statements:
(i)    Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2016 and December 31, 2015

(iii)	Consolidated Statements of Operations for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(iv)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(v)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014

(vi)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014
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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 14th day of March, 2017.

ATLANTIC CAPITAL BANCSHARES, INC.

/s/ Douglas L. Williams
Douglas L. Williams
Chief Executive Officer (Principal Executive Officer)

/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2017.

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

3.2
Amended and Restated Bylaws of Atlantic Capital Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, initially filed with the Securities and Exchange Commission on January 19, 2017.

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

10.9*
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

10.15*
Atlantic Capital Bancshares, Inc. Executive Officer Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.16*
Amendment to Atlantic Capital Bancshares, Inc. Executive Officer Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.17*
Form of Officer Award Certificate under the Executive Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.18*
Atlantic Capital Bancshares, Inc. Executive Officer Short Term Incentive Plan, which is incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016

10.19*
Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.20*
Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.21*
Form of Restricted Stock Award Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.22*
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.23*
Form of Restricted Stock Unit Agreement (Employees -without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.24*
Form of Restricted Stock Unit Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.25*
Form of Restricted Stock Unit Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.26*
Form of Stock Option Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.27*
Form of Stock Option Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016

10.28*
Form of Stock Option Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.29*
Form of Other Stock-Based Award Agreement (Executive Officer Long Term Incentive Plan (“LTIP”) Award), which is incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.30*
First Security Group, Inc. 2012 Long-Term Incentive Plan, as amended and restated, as further amended and assumed by Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 99.1 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (file no. 333- 204855), filed with the Securities and Exchange Commission on November 2, 2015.

10.31*
Form of Incentive Stock Option Award pursuant to the First Security Group, Inc. Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.29 to First Security Group, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on April 15, 2013.

10.32*
Form of Non-Qualified Stock Option Award under the First Security Group, Inc. 2012 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.30 to First Security Group, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on April 15, 2013.

10.33*
First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended, as further amended and assumed by Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 99.2 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (file no. 333-204855), filed with the Securities and Exchange Commission on November 2, 2015.

10.34*
Form of Incentive Stock Option Award under the First Security Group, Inc. 2002 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.5 to First Security Group, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

10.35*
Form of Non-Qualified Stock Option Award under the 2002 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.6 to First Security Group, Inc.’s Form 10-K for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

10.36*
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

10.39
Purchase and Assumption Agreement between Atlantic Capital Bank, N.A., and First Freedom Bank, dated December 17, 2015, which is incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.40
Amendment to the Purchase and Assumption Agreement between Atlantic Capital Bank, N.A., and First Freedom Bank, dated January 29, 2016, which is incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.41
Purchase and Assumption Agreement between Atlantic Capital Bank, N.A., and Athens Federal Community Bank, N.A., dated December 17, 2015, which is incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.42
Amendment to the Purchase and Assumption Agreement between Atlantic Capital Bank, N.A., and Athens Federal Community Bank, N.A., dated December 17, 2015, which is incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.43*
Form of Amendment to Warrant Agreement (Executives and Directors), which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 13, 2016.

10.44*	Amended and Restated Atlantic Capital Bancshares, Inc. Executive Officer Long-Term Incentive Plan.
21	Subsidiaries of Atlantic Capital Bancshares, Inc.
23	Consent of Ernst & Young LLP, independent registered public accounting firm of Atlantic Capital Bancshares, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014; (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014; (v) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014; and (vi) the Notes to the Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement.