Form 10-Q
period 2017-03-31
Atlantic Capital Bancshares, Inc.
filed 2017-05-09
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 25,578,798 shares outstanding as of May 1, 2017
Atlantic Capital Bancshares, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$34,626	$36,790
Interest-bearing deposits in banks	158,920	118,039
Other short-term investments	20,870	10,896
Cash and cash equivalents	214,416	165,725
Securities available-for-sale	456,942	347,705
Other investments	28,331	23,806
Loans held for sale	29,241	35,219
Loans held for investment	1,901,724	1,981,330
Less: allowance for loan losses	(19,939)	(20,595)
Loans held for investment, net	1,881,785	1,960,735
Branch premises held for sale	2,897	2,995
Premises and equipment, net	12,308	11,958
Bank owned life insurance	62,516	62,160
Goodwill and intangible assets, net	29,186	29,567
Other real estate owned	1,869	1,872
Other assets	82,587	85,801
Total assets	$2,802,078	$2,727,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$606,386	$643,471
Interest-bearing checking	259,760	264,062
Savings	30,756	27,932
Money market	916,390	912,493
Time	150,867	157,810
Brokered deposits	209,385	200,223
Total deposits	2,173,544	2,205,991
Deposits to be assumed in branch sale	29,495	31,589
Federal Home Loan Bank borrowings	217,000	110,000
Long-term debt	49,408	49,366
Other liabilities	21,664	26,939
Total liabilities	2,491,111	2,423,885
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, no par value – 100,000,000 shares authorized; 25,535,013 and 25,093,135 shares issued and outstanding as of March 31, 2017, and December 31, 2016, respectively	296,608	292,747
Retained earnings	19,766	16,536
Accumulated other comprehensive (loss) income	(5,407)	(5,625)
Total shareholders’ equity	310,967	303,658
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,802,078	$2,727,543

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
INTEREST INCOME
Loans, including fees	$19,994	$19,625
Investment securities – available-for-sale	2,018	1,601
Interest and dividends on other interest-earning assets	449	273
Total interest income	22,461	21,499
INTEREST EXPENSE
Interest on deposits	2,047	1,673
Interest on Federal Home Loan Bank advances	302	44
Interest on federal funds purchased and securities sold under agreements to repurchase	36	67
Interest on long-term debt	823	810
Other	—	38
Total interest expense	3,208	2,632
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	19,253	18,867
Provision for loan losses	634	368
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,619	18,499
NONINTEREST INCOME
Service charges	1,349	1,498
Gain on sales of securities available-for-sale	—	33
Gain on sales of other assets	78	48
Mortgage income	257	339
Trust income	407	314
Derivatives income	(51)	65
Bank owned life insurance	378	393
SBA lending activities	1,227	880
TriNet lending activities	20	383
Other noninterest income	192	467
Total noninterest income	3,857	4,420
NONINTEREST EXPENSE
Salaries and employee benefits	11,065	10,555
Occupancy	1,230	1,100
Equipment and software	805	686
Professional services	904	748
Postage, printing and supplies	85	169
Communications and data processing	987	916
Marketing and business development	270	267
FDIC premiums	314	398
Merger and conversion costs	—	749
Amortization of intangibles	470	762
Foreclosed property/problem asset expense	3	104
Other noninterest expense	1,611	1,812
Total noninterest expense	17,744	18,266
INCOME BEFORE PROVISION FOR INCOME TAXES	4,732	4,653
Provision for income taxes	1,502	1,722
NET INCOME	$3,230	$2,931
NET INCOME PER SHARE:
Net income per share – basic	$0.13	$0.12
Net income per share – diluted	$0.13	$0.12

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income	$3,230	$2,931
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period, net of tax of $227 and $1,640, respectively	364	2,635
Reclassification adjustment for gains included in net income net of tax of $0 and ($13), respectively	—	(20)
Unrealized gains on available-for-sale securities, net of tax	364	2,615
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges, net of tax of ($91) and $364, respectively	(146)	573
Changes from cash flow hedges	(146)	573
Other comprehensive income, net of tax	218	3,188
Comprehensive income	$3,448	$6,119

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Total
Balance - December 31, 2015	24,425,546	$286,367	$3,141	$(1,516)	$287,992
Comprehensive income:
Net Income	—	—	2,931	—	2,931
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	2,615	2,615
Change in unrealized gains on cash flow hedges	—	—	—	573	573
Total comprehensive income					6,119
Issuance of restricted stock	9,500	—	—	—	—
Issuance of common stock for option exercises	68,628	534	—	—	534
Issuance of common stock for long-term incentive plan	66,149	884	—	—	884
Restricted stock activity	—	239	—	—	239
Stock-based compensation	—	247	—	—	247
Balance - March 31, 2016	24,569,823	$288,271	$6,072	$1,672	$296,015

Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$303,658
Comprehensive income:
Net Income	—	—	3,230	—	3,230
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	364	364
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(146)	(146)
Total comprehensive income					3,448
Issuance of common stock for option exercises	380,079	2,281	—	—	2,281
Issuance of common stock for long-term incentive plan	61,799	1,209	—	—	1,209
Restricted stock activity	—	229	—	—	229
Stock-based compensation	—	142	—	—	142
Balance - March 31, 2017	25,535,013	$296,608	$19,766	$(5,407)	$310,967

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$3,230	$2,931
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	634	368
Depreciation, amortization, and accretion	1,428	1,352
Amortization of restricted stock compensation	229	239
Stock option compensation	142	247
Gain on sales of available-for-sale securities	—	(33)
Net gains on sales of other real estate owned	(78)	(48)
Net increase in cash value of bank owned life insurance	(356)	(373)
Origination of servicing rights	(267)	(429)
Proceeds from sales of SBA loans	11,698	10,318
Net gains on sale of SBA loans	(762)	(777)
Proceeds from sales of TriNet loans	—	29,811
Net gains on sale of TriNet loans	—	(383)
Changes in operating assets and liabilities -
Net change in loans held for sale	5,978	(12,946)
Net (increase) decrease in other assets	3,774	(7,214)
Net increase (decrease) in accrued expenses and other liabilities	(4,202)	(1,345)
Net cash provided by operating activities	21,448	21,718
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	10,804	9,242
Maturities and calls	1,000	5,102
Sales	—	4,953
Purchases	(121,427)	(36,231)
Net decrease (increase) in loans held for investment	67,244	(123,659)
(Purchases) proceeds of Federal Home Loan Bank stock, net	(4,631)	(3,894)
Proceeds from sales of other real estate	216	321
Purchases of premises and equipment, net	(703)	(198)
Net cash used in investing activities	(47,497)	(144,364)
FINANCING ACTIVITIES
Net change in deposits	(34,541)	20,244
Proceeds from Federal Home Loan Bank advances	474,000	155,000
Repayments of Federal Home Loan Bank advances	(367,000)	(95,000)
Proceeds from exercise of stock options	2,281	571
Net cash provided by financing activities	74,740	80,815
NET CHANGE IN CASH AND CASH EQUIVALENTS	48,691	(41,831)
CASH AND CASH EQUIVALENTS – beginning of period	165,725	202,885
CASH AND CASH EQUIVALENTS – end of period	$214,416	$161,054

	Three Months Ended
	March 31,
	2017	2016
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$4,028	$3,393
Income taxes paid	$110	$93

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
NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance shortens the premium amortization period for certain callable debt securities by requiring amortization to the earliest call date. The standard is effective for public companies for annual and interim periods beginning after December 15, 2020. The adoption of this update is not expected to have a material impact on Atlantic Capital’s consolidated financial statements.

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Atlantic Capital is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. ASU 2016-09 became effective for the Company on January 1, 2017 and did not have a material effect on its financial position or results of operations.
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

NOTE 3 – ACQUISITIONS AND DIVESTITURES

On October 31, 2015, Atlantic Capital completed the acquisition of First Security Group, Inc. (“First Security”). First Security operated twenty-five branches in Georgia and Tennessee. In connection with the acquisition, Atlantic Capital acquired approximately $801.1 million of loans and assumed approximately $970.0 million of deposits.

Acquisition-related costs totaled $0 and $749,000 for the three months ended March 31, 2017 and 2016, respectively, and were included in noninterest expense in the consolidated income statement. Acquisition related costs primarily include severance costs, professional services, data processing fees related to systems conversion and other noninterest expenses.

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

On December 9, 2016, Atlantic Capital entered into a definitive agreement to sell one branch in Cleveland, Tennessee, to SmartBank. This branch divestiture includes the sale of approximately $29 million in deposits and approximately $31 million in loans and other assets. Subject to customary closing conditions, including the receipt of all necessary regulatory approvals, the branch sale is expected to be completed during the second quarter of 2017.

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. The Company enters into repurchase agreements for short-term financing needs.
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of March 31, 2017 and December 31, 2016. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
March 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$20,870	$—	$20,870	$(20,870)	$—	$—
Derivatives	3,561	—	3,561	—	—	3,561
Total	$24,431	$—	$24,431	$(20,870)	$—	$3,561
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	3,642	—	3,642	(2,329)	(1,313)	—
Total	$3,642	$—	$3,642	$(2,329)	$(1,313)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,896	$—	$10,896	$(10,896)	$—	$—
Derivatives	4,310	—	4,310	—	—	4,310
Total	$15,206	$—	$15,206	$(10,896)	$—	$4,310
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,131	—	4,131	(1,818)	(2,313)	—
Total	$4,131	$—	$4,131	$(1,818)	$(2,313)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at March 31, 2017 and December 31, 2016.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2017
Debt securities—
U.S. Government agencies	$35,623	$43	$(423)	$35,243
U.S. states and political divisions	98,317	163	(6,235)	92,245
Trust preferred securities	4,734	—	(209)	4,525
Corporate debt securities	19,857	63	(734)	19,186
Residential mortgage-backed securities	307,460	2,686	(4,403)	305,743
Total	$465,991	$2,955	$(12,004)	$456,942

December 31, 2016
Debt securities—
U.S. Government agencies	$21,485	$24	$(357)	$21,152
U.S. states and political divisions	96,908	141	(6,877)	90,172
Trust preferred securities	4,727	—	(202)	4,525
Corporate debt securities	19,928	72	(769)	19,231
Residential mortgage-backed securities	214,297	2,689	(4,361)	212,625
Total	$357,345	$2,926	$(12,566)	$347,705

The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$4,210	$4,220
Over 1 year through 5 years	18,313	18,013
5 years to 10 years	58,903	57,731
Over 10 years	77,105	71,235
	158,531	151,199
Residential mortgage-backed securities	307,460	305,743
Total	$465,991	$456,942

The following table summarizes available-for-sale securities in an unrealized loss position as of March 31, 2017 and December 31, 2016.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2017
U.S. Government agencies	$24,698	$(336)	2,738	$(87)	$27,436	$(423)
U.S. states and political divisions	85,079	(6,213)	1,420	(22)	86,499	(6,235)
Trust preferred securities	—	—	4,525	(209)	4,525	(209)
Corporate debt securities	2,524	(18)	5,861	(716)	8,385	(734)
Residential mortgage-backed securities	185,914	(2,449)	68,168	(1,954)	254,082	(4,403)
Totals	$298,215	$(9,016)	$82,712	$(2,988)	$380,927	$(12,004)
December 31, 2016
U.S. Government agencies	$12,250	$(263)	$2,881	$(94)	$15,131	$(357)
U.S. states and political divisions	87,511	(6,877)	—	—	87,511	(6,877)
Trust preferred securities	—	—	4,525	(202)	4,525	(202)
Corporate debt securities	7,886	(769)	—	—	7,886	(769)
Residential mortgage-backed securities	151,406	(3,231)	32,550	(1,130)	183,956	(4,361)
Totals	$259,053	$(11,140)	$39,956	$(1,426)	$299,009	$(12,566)

At March 31, 2017, there were 289 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2017 and December 31, 2016 were attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three months ended March 31, 2017 or 2016.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Proceeds from sales	$—	$4,953
Gross realized gains	—	33
Gross realized losses	—	—
Net gains on sales of securities	$—	$33

Investment securities with a carrying value of $101.2 million and $104.9 million were pledged to secure public funds and other borrowings at March 31, 2017 and December 31, 2016, respectively.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of March 31, 2017 and December 31, 2016, is summarized below.

	March 31, 2017	December 31, 2016
	(in thousands)
Loans held for sale
Branch loans held for sale	$27,944	$30,917
Other loans held for sale	1,297	4,302
Total loans held for sale	$29,241	$35,219

Loans held for investment
Commercial loans:
Commercial and industrial	$544,911	$531,061
Commercial real estate	935,588	858,778
Construction and land	135,637	219,352
Mortgage warehouse loans	58,357	147,519
Total commercial loans	1,674,493	1,756,710
Residential:
Residential mortgages	99,665	101,921
Home equity	81,438	77,358
Total residential loans	181,103	179,279
Consumer	32,525	27,338
Other	17,611	21,565
Total loans	1,905,732	1,984,892
Less net deferred fees and other unearned income	(4,008)	(3,562)
Less allowance for loan losses	(19,939)	(20,595)
Loans held for investment, net	$1,881,785	$1,960,735

At March 31, 2017 and December 31, 2016, loans with a carrying value of $498.3 million and $474.8 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At March 31, 2017, the carrying value and outstanding balance of Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 was $11.8 million and $15.0 million, respectively. At December 31, 2016, the carrying value and outstanding balance of Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 was $15.3 million and $18.7 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Balance at beginning of period	$3,467	$2,369
Additions due to acquisitions	—	—
Accretion	(444)	(281)
Reclassification of nonaccretable discount due to improvement in expected cash flows	251	—
Other changes, net	95	—
Balance at end of period	$3,369	$2,088

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At March 31, 2017, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $3.6 million.

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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2017 and 2016.

	2017				2016
Three Months Ended March 31,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,717	$1,418	$460	$20,595	$16,537	$1,981	$387	$18,905
Provision for loan losses	297	34	303	634	664	(479)	183	368
Loans charged-off	(913)	(46)	(332)	(1,291)	(1,605)	—	(146)	(1,751)
Recoveries	—	—	1	1	17	—	69	86
Total ending allowance balance	$18,101	$1,406	$432	$19,939	$15,613	$1,502	$493	$17,608
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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at March 31, 2017 or December 31, 2016, as the carrying value of the respective loan or pool of loans’ cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans being accounted for under ASC 310-30.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of March 31, 2017 and December 31, 2016.

March 31, 2017	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,236	$4	$—	$2,240
Collectively evaluated for impairment	15,792	1,334	430	17,556
PCI	73	68	2	143
Total ending allowance balance	$18,101	$1,406	$432	$19,939

Loans:
Loans individually evaluated for impairment	$12,361	$894	$—	$13,255
Loans collectively evaluated for impairment	1,654,457	176,053	50,126	1,880,636
PCI	7,675	4,156	10	11,841
Total ending loans balance	$1,674,493	$181,103	$50,136	$1,905,732

December 31, 2016	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,626	$58	$—	$2,684
Collectively evaluated for impairment	16,018	1,360	459	17,837
PCI	73	—	1	74
Total ending allowance balance	$18,717	$1,418	$460	$20,595

Loans:
Loans individually evaluated for impairment	$13,687	$398	$—	$14,085
Loans collectively evaluated for impairment	1,732,324	174,338	48,892	1,955,554
PCI	10,699	4,543	11	15,253
Total ending loans balance	$1,756,710	$179,279	$48,903	$1,984,892

The following tables present information on Atlantic Capital’s impaired loans for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017					2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$1,132	$1,069	$—	$1,550	$17	$2,779	$2,779	$—	$2,743	$36
Commercial real estate	2,388	2,226	—	2,303	—	2,209	2,068	—	2,068	14
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	244	198	—	225	—	—	—	—	—	—
Home equity	549	549	—	549	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,313	$4,042	$—	$4,627	$17	$4,988	$4,847	$—	$4,811	$50
Impaired loans with an allowance recorded:
Commercial and industrial	$8,316	$8,316	$2,077	$8,357	$108	$—	$—	$—	$—	$—
Commercial real estate	750	750	159	753	7	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	147	147	4	147	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$9,213	$9,213	$2,240	$9,257	$115	$—	$—	$—	$—	$—
Total impaired loans	$13,526	$13,255	$2,240	$13,884	$132	$4,988	$4,847	$—	$4,811	$50

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
As of March 31, 2017 and December 31, 2016, the Company had a recorded investment in TDRs of $5.5 million and $6.6 million, respectively. The Company had commitments to lend additional funds of $781,000 and $387,000 on loans modified as TDRs, as of March 31, 2017 and December 31, 2016, respectively. The Company did not modify any new loans as a TDR during the three months ended March 31, 2017 or 2016 and there were no subsequent defaults on prior TDRs.

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

As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful	Total
	(in thousands)
March 31, 2017
Commercial and industrial	$514,887	$6,066	$20,455	$25	$—	$541,433
Commercial real estate	919,769	7,160	2,884	2,031	—	931,844
Construction and land	130,373	4,728	63	20	—	135,184
Residential mortgages	94,589	1,505	648	485	—	97,227
Home equity	78,682	43	344	651	—	79,720
Mortgage warehouse	58,357	—	—	—	—	58,357
Consumer/Other	50,027	99	—	—	—	50,126
Total loans, excluding PCI loans	$1,846,684	$19,601	$24,394	$3,212	$—	$1,893,891
Commercial and industrial	$2,313	$315	$218	$—	$632	$3,478
Commercial real estate	3,200	216	328	—	—	3,744
Construction and land	408	8	37	—	—	453
Residential mortgages	99	1,122	1,217	—	—	2,438
Home equity	353	824	541	—	—	1,718
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	1	8	—	1	10
Total PCI loans	$6,373	$2,486	$2,349	$—	$633	$11,841

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful	Total
	(in thousands)
December 31, 2016
Commercial and industrial	$494,617	$3,160	$26,399	$3	$471	$524,650
Commercial real estate	843,924	5,513	5,571	—	—	855,008
Construction and land	213,981	4,789	64	—	—	218,834
Residential mortgages	97,660	586	747	147	—	99,140
Home equity	75,031	168	397	—	—	75,596
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer/Other	48,680	190	22	—	—	48,892
Total loans, excluding PCI loans	$1,921,412	$14,406	$33,200	$150	$471	$1,969,639
Commercial and industrial	$4,650	$299	$614	$—	$848	$6,411
Commercial real estate	477	240	2,716	—	337	3,770
Construction and land	229	8	281	—	—	518
Residential mortgages	59	1,232	1,016	—	474	2,781
Home equity	364	834	564	—	—	1,762
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	1	—	10	—	—	11
Total PCI loans	$5,780	$2,613	$5,201	$—	$1,659	$15,253

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans.

	As of March 31, 2017
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$541,286	$122	$—	$25	$3,478	$544,911
Commercial real estate	927,957	1,199	657	2,031	3,744	935,588
Construction and land	135,164	—	—	20	453	135,637
Residential mortgages	96,423	205	114	485	2,438	99,665
Home equity	78,715	354	—	651	1,718	81,438
Mortgage warehouse	58,357	—	—	—	—	58,357
Consumer	49,779	347	—	—	10	50,136
Total Loans	$1,887,681	$2,227	$771	$3,212	$11,841	$1,905,732

	As of December 31, 2016
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$520,908	$3,079	$189	$474	$6,411	$531,061
Commercial real estate	852,626	2,382	—	—	3,770	858,778
Construction and land	218,290	544	—	—	518	219,352
Residential mortgages	97,901	664	428	147	2,781	101,921
Home equity	74,420	884	292	—	1,762	77,358
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer	48,558	249	85	—	11	48,903
Total Loans	$1,960,222	$7,802	$994	$621	$15,253	$1,984,892

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets as of March 31, 2017 and December 31, 2016 is summarized below:

	March 31,	December 31,
	2017	2016
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(3,441)	(2,971)
Less: impairment related to divested branches	(1,949)	(1,949)
Core deposit intangible, net	4,154	4,624
Servicing assets, net	3,273	3,184
Total other intangibles, net	7,427	7,808
Goodwill	21,759	21,759
Total goodwill and other intangible assets, net	$29,186	$29,567

During the three months ended March 31, 2017 and 2016, Atlantic Capital recorded measurement period adjustments that decreased goodwill by $0 and $906,000, respectively. The adjustments reduced the TriNet Servicing Asset, increased the book value of securities available-for-sale, and increased the Deferred Tax Asset.
There were no goodwill impairment charges recorded in the three months ended March 31, 2017 and 2016, respectively. The following table presents activity for goodwill and other intangible assets:

	Goodwill	Core Deposit Intangible	Total
	(in thousands)
Balance at December 31, 2015	$23,352	$9,018	$32,370
Amortization	—	(762)	(762)
Measurement period adjustments	(906)	—	(906)
Balance at March 31, 2016	$22,446	$8,256	$30,702

Balance at December 31, 2016	$21,759	$4,624	$26,383
Amortization	—	(470)	(470)
Balance at March 31, 2017	$21,759	$4,154	$25,913

NOTE 8 – SERVICING RIGHTS

SBA Servicing Rights

SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in other assets. As of March 31, 2017 and December 31, 2016, the balance of SBA loans sold and serviced by Atlantic Capital totaled $117.8 million and $107.0 million, respectively.

Changes in the balance of servicing assets for the three months ended March 31, 2017 and 2016 are presented in the following table.

	Three months ended March 31,
SBA Loan Servicing Rights	2017	2016
	(in thousands)
Beginning carrying value, net	$2,359	$1,687
Additions	267	202
Amortization	(131)	(29)
Impairment	—	—
Ending carrying value	$2,495	$1,860

At March 31, 2017, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Asset	March 31, 2017
(dollars in thousands)
Fair value of retained servicing assets	$2,694
Weighted average life	6.55 years
Prepayment speed:	7.68%
Decline in fair value due to a 10% adverse change	$(89)
Decline in fair value due to a 20% adverse change	$(155)
Weighted average discount rate	12.23%
Decline in fair value due to a 100 bps adverse change	$(99)
Decline in fair value due to a 200 bps adverse change	$(172)

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

TriNet Servicing Rights

Changes in the balance of TriNet servicing assets for the three months ended March 31, 2017 and 2016 are presented in the following table.

	Three months ended March 31,
TriNet Servicing Rights	2017	2016
	(in thousands)
Beginning carrying value, net	$825	$1,175
Additions	—	227
Amortization	(47)	(50)
Impairment	—	—
Ending carrying value	$778	$1,352

At March 31, 2017, the sensitivity of the fair value of the TriNet servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Rights	March 31, 2017
(dollars in thousands)
Fair value of retained servicing assets	$809
Weighted average life	8.70 years
Prepayment speed:	5.00%
Decline in fair value due to a 10% adverse change	$(9)
Decline in fair value due to a 20% adverse change	$(21)
Weighted average discount rate	8.00%
Decline in fair value due to a 100 bps adverse change	$(21)
Decline in fair value due to a 200 bps adverse change	$(43)

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

	For the Three Months Ended
	March 31, 2017
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(9,144)	$3,519	$(5,625)
Unrealized net gains (losses) on investment securities available-for-sale	591	(227)	364
Reclassification adjustment for net realized gains (losses) on investment securities available-for-sale	—	—	—
Unrealized net gains (losses) on derivatives	(237)	91	(146)
Accumulated other comprehensive income (loss) end of period	$(8,790)	$3,383	$(5,407)

	For the Three Months Ended
	March 31, 2016
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(2,455)	$939	$(1,516)
Unrealized net gains (losses) on investment securities available-for-sale	4,275	(1,640)	2,635
Reclassification adjustment for net realized gains on investment securities available-for-sale	(33)	13	(20)
Unrealized net gains (losses) on derivatives	937	(364)	573
Accumulated other comprehensive income (loss) end of period	$2,724	$(1,052)	$1,672

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
The following table represents the earnings per share calculations for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
(in thousands, except share and per share amounts)
Net income available to common shareholders	$3,230	$2,931
Weighted average shares outstanding
Basic (1)	25,320,690	24,485,900
Effect of dilutive securities:
Stock options and warrants	351,596	507,697
Diluted	25,672,286	24,993,597
Income per common share:
Basic	$0.13	$0.12
Diluted	$0.13	$0.12
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options and warrants outstanding of 747 at March 31, 2017 and 260,266 at March 31, 2016 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
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
At March 31, 2017, 25,535,013 shares of common stock were issued and outstanding. At December 31, 2016, 25,093,135 shares of common stock were issued and outstanding.
The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank has not paid any dividends to Atlantic Capital in 2017 or 2016. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.
NOTE 11 – DERIVATIVES AND HEDGING
Risk Management
Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.
Cash Flow Hedges
At March 31, 2017, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2017 and December 31, 2016, Atlantic Capital had interest rate swaps designated as cash flow hedges with an aggregate notional amount of $50.0 million.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three months ended March 31, 2017 or 2016. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $198,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. At March 31, 2017 and December 31, 2016, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $138.9 million and $140.7 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At March 31, 2017 and December 31, 2016, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $7.1 million and $16.3 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At March 31, 2017 and December 31, 2016, Atlantic Capital had credit risk participation agreements with a notional amount of $4.2 million and $4.5 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of March 31, 2017 and December 31, 2016:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		March 31, 2017		December 31, 2016
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$25,000	$14	$50,000	$186

Cash flow hedge of LIBOR based loans	Other liabilities	$25,000	$37	$—	$—

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		March 31, 2017		December 31, 2016
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$69,427	$1,174	$70,352	$1,364
Zero premium collar	Other assets	97,098	2,373	98,697	2,760
		$166,525	$3,547	$169,049	$4,124

Dealer offsets to customer swap positions	Other liabilities	$69,427	$1,186	$70,352	$1,371
Credit risk participation	Other liabilities	4,240	—	4,460	—
Dealer offset to zero premium collar	Other liabilities	97,098	2,419	98,697	2,760
		$170,765	$3,605	$173,509	$4,131
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three months ended March 31, 2017 and 2016:

Derivatives in Cash Flow Hedging Relationships
	Three months ended March 31,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2017	2016	Location	2017	2016
Interest rate swaps	$(100)	$573	Interest income	$137	$186

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
Subordinated debt is summarized as follows.

	March 31, 2017	December 31, 2016
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	592	634
Subordinated debt, net	$49,408	$49,366
All subordinated debt outstanding at March 31, 2017 matures after more than five years.

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
As of March 31, 2017, approximately 3,909,000 additional awards were available to be granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.
As of March 31, 2017 and December 31, 2016, warrants for 500 and 363,000 shares, respectively, were outstanding for the purchase of common stock at a price of $10.00 per warrant. The warrants were issued as of May 14, 2007, the date of issuance of common stock sold in the initial private placement, and are exercisable for a period of ten years following the issuance.
The Company estimates the fair value of its options and warrants awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options or warrants granted during the three months ended March 31, 2017 and 2016.
The following table represents stock option and warrant activity for the three months ended March 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,485,704	$11.69
Exercised	(633,922)	10.53
Forfeited	(314)	10.31
Expired	—	—
Outstanding, March 31, 2017	851,468	$12.55	5.86	$5,767

Exercisable, March 31, 2017	575,024	$11.73	4.73	$4,440
Atlantic Capital recognized compensation expense relating to stock options of $142,000 and $242,000 for the three months ended March 31, 2017 and 2016, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.
The following table represents restricted stock activity for the three months ended March 31, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2016	259,165	$13.70
Granted	—	—
Vested	(3,662)	12.39
Forfeited	(13,172)	14.06
Outstanding, March 31, 2017	242,331	$13.70
Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended March 31, 2017 and 2016, compensation expense of $229,000 and $250,000, respectively, was recognized related to restricted stock awards.
As of March 31, 2017, there was $1.9 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.10 years.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three months ended March 31, 2017. There was one transfer between Level 2 and Level 3 and no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.

	Fair Value Measurements at
	March 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$35,243	$—	$35,243
U.S. states and political subdivisions	—	92,245	—	92,245
Trust preferred securities	—	4,525	—	4,525
Corporate debt securities	—	19,186	—	19,186
Mortgage-backed securities	—	305,743	—	305,743
Total securities available-for-sale	$—	$456,942	$—	$456,942
Interest rate derivative assets	$—	$3,561	$—	$3,561
Interest rate derivative liabilities	$—	$3,642	$—	$3,642

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$21,152	$—	$21,152
U.S. states and political subdivisions	—	90,172	—	90,172
Trust preferred securities	—	4,525	—	4,525
Corporate debt securities	—	19,231	—	19,231
Mortgage-backed securities	—	212,625	—	212,625
Total securities available-for-sale	$—	$347,705	$—	$347,705
Interest rate derivative assets	$—	$4,310	$—	$4,310
Interest rate derivative liabilities	$—	$4,131	$—	$4,131

For the three months ended March 31, 2017 and 2016, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.

March 31, 2017	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$6,998	$6,998

December 31, 2016	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$7,248	$7,248

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at March 31, 2017 and December 31, 2016.

	Fair Value Measurements at
	March 31, 2017 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$34,626	$34,626	$—	$—
Interest bearing deposits in banks	158,920	158,920	—	—
Other short-term investments	20,870	20,870	—	—
Total securities available-for-sale	456,942	—	456,942	—
FHLB stock	11,698	—	—	11,698
Federal Reserve Bank stock	9,690	—	—	9,690
Loans held for investment, net	1,881,785	—	—	2,097,961
Loans held for sale	29,241	—	29,241	—
Derivative assets	3,561	—	3,561	—
Financial liabilities
Deposits	$2,173,544	$—	$2,119,445	$—
Deposits to be assumed in branch sale	29,495	—	29,495	—
Subordinated debt	49,408	—	49,477	—
FHLB advances	217,000	—	217,000	—
Derivative financial instruments	3,642	—	3,642	—

	Fair Value Measurements at
	December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$36,790	$36,790	$—	$—
Interest-bearing deposits in other banks	118,039	118,039	—	—
Other short-term investments	10,896	10,896	—	—
Total securities available-for-sale	347,705	—	347,705	—
FHLB stock	7,067	—	—	7,067
Federal Reserve Bank stock	9,690	—	—	9,690
Loans held for investment, net	1,960,735	—	—	1,939,895
Loans held for sale	35,219	—	35,219	—
Derivative assets	4,310	—	4,310	—
Financial liabilities
Deposits	$2,205,991	$—	$2,144,196	$—
Deposits to be assumed in branch sale	31,589	—	31,589	—
Subordinated debt	49,366	—	48,971	—
FHLB advances	110,000	—	109,946	—
Derivative financial instruments	4,131	—	4,131	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$689,474	$617,432
Standby letters of credit	16,171	16,625
	$705,645	$634,057

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

•
other risks and factors identified in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2017 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors.”

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of Atlantic Capital are in accordance with GAAP and conform to general practices within the banking industry. Atlantic Capital’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Atlantic Capital’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Atlantic Capital’s accounting for the allowance for loan losses, fair value measurements, and income tax related items. Significant accounting policies are discussed in the Notes to Consolidated Financial Statements within Atlantic Capital’s Annual Report on Form 10-K.
Non-GAAP Financial Measures.
This Form 10-Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Atlantic Capital management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin; (iv) income before income taxes-taxable equivalent; and (v) income tax expense-taxable equivalent. Management uses these non-GAAP financial measures because it believes they provide a greater understanding of ongoing performance and operations, enhance comparability with prior periods, and provide users of our financial information with a meaningful measure for assessing our financial results and credit trends. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as an alternative to any measure of performance or financial condition as determined in accordance with GAAP. In addition, non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures presented by other companies. Investors should consider Atlantic Capital’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. A reconciliation of these non-GAAP financial measures to GAAP financial measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
Atlantic Capital reported net income of $3.2 million for the first quarter of 2017. This compared to net income of $2.9 million for the first quarter of 2016. Diluted income per common share was $.13 for the first quarter of 2017 compared to diluted income per common share of $.12 for the first quarter of 2016.
The increase in net income for the three months ended March 31, 2017, compared to the same period in 2016, was primarily the result of a $386,000, or 2%, increase in net interest income related to a higher Fed Funds rate and a $522,000, or 3%, reduction in noninterest expense. These improvements were offset by a $266,000 higher loan loss provision and a $563,000, or 13%, reduction in noninterest income.
Taxable equivalent net interest income was $19.5 million for the first quarter of 2017, compared to $18.9 million for the first quarter of 2016. Taxable equivalent net interest margin decreased to 3.20% for the three months ended March 31, 2017 from 3.26% for the three months ended March 31, 2016. The margin decrease for the three months ended March 31, 2017 compared to the prior year was primarily due to increased rates paid on deposits, increased shorter-term borrowing costs related to a higher level of borrowings to help replace deposits sold in branch divestitures, and a lower yield on loans.
Provision for loan losses for the quarter ended March 31, 2017 totaled $634,000, an increase of $266,000 from the quarter ended March 31, 2016. The higher provision for the three months ended March 31, 2017 was primarily due to net charge-offs for the quarter.
Noninterest income decreased $563,000, or 13%, to $3.9 million from the first quarter of 2016. The decrease was primarily due to a $363,000 decrease in TriNet lending activities as the Company exited this line of business in the third quarter of 2016 and a $149,000, or 10%, decrease in service charges, offset by a $347,000, or 39%, increase in SBA lending activities.
For the first quarter of 2017, noninterest expense decreased $522,000, or 3%, compared to the first quarter of 2016. The most significant component of the decrease was a $749,000, or 100%, reduction in merger and conversion costs due to the substantial completion of the integration of FSGBank, N.A. (“FSGBank”) into Atlantic Capital Bank in 2016. The Company anticipates additional rebranding activities to take place in the second quarter of 2017.

Table 1 - Quarterly Selected Financial Data
(in thousands, except share and per share data; taxable equivalent)

	2017	2016
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest income	$22,716	$22,530	$22,428	$22,190	$21,553
Interest expense	3,208	3,029	2,941	2,907	2,632
Net interest income	19,508	19,501	19,487	19,283	18,921
Provision for loan losses	634	2,208	463	777	368
Net interest income after provision for loan losses	18,874	17,293	19,024	18,506	18,553
Noninterest income	3,857	4,430	4,002	8,880	4,420
Noninterest expense	17,744	18,775	17,296	18,943	18,266
Income before income taxes	4,987	2,948	5,730	8,443	4,707
Income tax expense	1,757	1,339	2,022	3,296	1,776
Net income	$3,230	$1,609	$3,708	$5,147	$2,931

PER SHARE DATA
Basic earnings per share	$0.13	$0.06	$0.15	$0.21	$0.12
Diluted earnings per share	0.13	0.06	0.15	0.20	0.12

PERFORMANCE MEASURES
Return on average equity	4.19%	2.09%	4.84%	6.88%	4.02%
Return on average assets	0.48	0.24	0.55	0.76	0.45
Taxable equivalent net interest margin	3.20	3.11	3.12	3.12	3.26
Efficiency ratio	76.78	79.19	74.05	67.44	78.44
Equity to assets	11.10	11.13	11.17	10.83	10.81

ASSET QUALITY
Allowance for loan losses to loans	1.05%	1.04%	0.92%	0.95%	0.93%
Net charge-offs	$1,290	$147	$306	$8	$1,665
Net charge-offs to average loans(1)	0.26%	0.03%	0.06%	—%	0.35%
NPAs to total assets	0.21	0.13	0.09	0.07	0.08

AVERAGE BALANCES
Total loans	$1,949,385	$2,036,995	$2,003,180	$2,000,685	$1,881,749
Investment securities	419,335	349,762	335,880	358,439	357,728
Total assets	2,694,715	2,722,444	2,717,996	2,718,110	2,620,750
Deposits	2,111,992	2,094,885	2,163,569	2,135,292	2,155,683
Shareholders’ equity	308,261	308,588	306,642	299,170	291,806
Number of common shares - basic	25,320,690	25,027,304	24,891,822	24,644,755	24,485,900
Number of common shares - diluted	25,672,286	25,407,728	25,260,280	25,158,694	24,993,597

(1) Annualized.

Table 1 - Quarterly Selected Financial Data (continued)
(in thousands, except share and per share data)

	2017	2016
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
AT PERIOD END
Total loans	$1,930,965	$2,016,549	$2,054,702	$1,971,198	$1,982,054
Investment securities	456,942	347,705	348,484	328,370	366,641
Total assets	2,802,078	2,727,543	2,761,244	2,807,822	2,726,888
Deposits	2,203,039	2,237,580	2,188,856	2,158,305	2,282,462
Shareholders’ equity	310,967	303,658	308,463	304,066	296,015
Number of common shares outstanding	25,535,013	25,093,135	24,950,099	24,750,163	24,569,823

Non-GAAP Performance Measures Reconciliation
(in thousands)
	2017	2016
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income reconciliation
Interest income - GAAP	$22,461	$22,307	$22,295	$22,116	$21,499
Taxable equivalent adjustment	255	223	133	74	54
Interest income - taxable equivalent	$22,716	$22,530	$22,428	$22,190	$21,553

Net interest income reconciliation
Net interest income - GAAP	$19,253	$19,278	$19,354	$19,209	$18,867
Taxable equivalent adjustment	255	223	133	74	54
Net interest income - taxable equivalent	$19,508	$19,501	$19,487	$19,283	$18,921

Net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$18,619	$17,070	$18,891	$18,432	$18,499
Taxable equivalent adjustment	255	223	133	74	54
Net interest income after provision for loan losses - taxable equivalent	$18,874	$17,293	$19,024	$18,506	$18,553

Income before income taxes reconciliation
Income (loss) before income taxes - GAAP	$4,732	$2,725	$5,597	$8,369	$4,653
Taxable equivalent adjustment	255	223	133	74	54
Income before income taxes - taxable equivalent	$4,987	$2,948	$5,730	$8,443	$4,707

Income tax expense reconciliation
Income tax expense - GAAP	$1,502	$1,116	$1,889	$3,222	$1,722
Taxable equivalent adjustment	255	223	133	74	54
Income tax expense - taxable equivalent	$1,757	$1,339	$2,022	$3,296	$1,776

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for the first quarter of 2017 totaled $19.5 million, a $587,000, or 3%, increase compared to the first quarter of 2016. This increase was primarily driven by a $1.2 million, or 5%, increase in interest income. The change in net interest income primarily resulted from the following:

•
a $618,000, or 37%, increase to $2.3 million in tax equivalent interest income on investment securities, resulting from a $61.6 million, or 17%, increase in average balance, due primarily to the increased investment in non-taxable investment securities; offset by

•	a $184,000, or 21%, decrease in net accretion income on acquired loans to $702,000, from $886,000 in the first quarter of 2016.
Interest expense for the three months ended March 31, 2017 totaled $3.2 million, a $576,000, or 22%, increase from the same period of 2016. The rate paid on interest bearing liabilities increased 14 basis points from the first quarter of 2016 to the first quarter of 2017, driven by an increase in interest rates on deposits and other borrowings. Average interest-bearing deposits were lower mainly due to the branch sales in the second quarter of 2016. These deposits were replaced in part by higher cost short term borrowings. In addition, premium amortization of acquired time deposits reduced interest expense during the first quarter of 2017 in the amount of $119,000, compared to $142,000 in the first quarter of 2016. Interest expense on other borrowings increased $189,000, primarily due to a $95.1 million increase in the average balance. The rate paid on other borrowings also increased 10 basis points compared to the first quarter of 2016.
Taxable equivalent net interest margin decreased to 3.20% from 3.26% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The primary reason for the decrease in taxable equivalent net interest margin was the increase in rates paid for interest on deposits and an increased volume of other borrowings. Net accretion income on the acquired loans discount totaled $702,000 and $886,000 for the three months ended March 31, 2017 and 2016, respectively, and also contributed to the decrease in taxable equivalent net interest margin.
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

Table 2 - Average Balance Sheets and Net Interest Analysis
(dollars in thousands; taxable equivalent)
	Three months ended March 31,
	2017			2016
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$72,494	$165	0.92%	$63,976	$173	1.09%
Other short-term investments	11,052	47	1.72%	29,768	99	1.34%
Investment securities:
Taxable investment securities	339,614	1,523	1.82%	338,880	1,498	1.78%
Non-taxable investment securities(1)	79,721	750	3.82%	18,848	157	3.35%
Total investment securities	419,335	2,273	2.20%	357,728	1,655	1.86%
Total loans	1,949,385	19,994	4.16%	1,881,749	19,625	4.19%
FHLB and FRB stock	19,608	237	4.90%	9,048	1	0.04%
Total interest-earning assets	2,471,874	22,716	3.73%	2,342,269	21,553	3.71%
Non-earning assets	222,841			278,481
Total assets	$2,694,715			$2,620,750
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,137,088	1,315	0.47%	1,117,316	1,050	0.38%
Time deposits	163,021	272	0.68%	267,330	224	0.34%
Brokered deposits	191,558	460	0.97%	216,490	399	0.74%
Total interest-bearing deposits	1,491,667	2,047	0.56%	1,601,136	1,673	0.42%
Other borrowings	194,478	338	0.70%	99,357	149	0.60%
Long-term debt	49,381	823	6.76%	49,213	810	6.62%
Total interest-bearing liabilities	1,735,526	3,208	0.75%	1,749,706	2,632	0.61%
Demand deposits	620,325			554,547
Other liabilities	30,603			24,691
Shareholders’ equity	308,261			291,806
Total liabilities and shareholders’ equity	$2,694,715			$2,620,750
Net interest spread			2.98%			3.10%
Net interest income and net interest margin(2)		$19,508	3.20%		$18,921	3.26%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 35%, reflecting the statutory federal income tax rate.
(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

The following table shows the relative effect on taxable equivalent net interest income for changes in the average outstanding amounts (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities (rate). Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 3 - Changes in Taxable Equivalent Net Interest Income
(dollars in thousands)
	Three Months Ended March 31, 2017 Compared to 2016 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$19	$(27)	$(8)
Other short-term investments	(80)	28	(52)
Investment securities:
Taxable investment securities	2	23	25
Non-taxable investment securities	571	22	593
Total investment securities	573	45	618
Total loans	482	(113)	369
FHLB and FRB stock	128	108	236
Total interest-earning assets	1,122	41	1,163
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	22	243	265
Time deposits	(174)	222	48
Brokered deposits	(57)	118	61
Total interest-bearing deposits	(209)	583	374
Total borrowings	164	25	189
Total long-term debt	2	11	13
Total interest-bearing liabilities	(43)	619	576
Change in net interest income	$1,165	$(578)	$587
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

For the three months ended March 31, 2017, the provision for loan losses was $634,000, an increase of $266,000, or 72%, compared to the three months ended March 31, 2016. The higher provision for the three months ended March 31, 2017 was primarily due to net charge-offs for the quarter. At March 31, 2017, nonperforming loans totaled $4.0 million compared to $566,000 at March 31, 2016. Net loan charge-offs were 0.26% of average loans (annualized) for the three months ended March 31, 2017 compared to 0.35% for the three months ended March 31, 2016. The allowance for loan losses to total loans at March 31, 2017 was 1.05%, compared to 0.93% at March 31, 2016.

Noninterest Income

Noninterest income for the three months ended March 31, 2017 was $3.9 million, a decrease of $563,000, or 13%, compared to the first quarter of 2016. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(dollars in thousands)
	Three months ended March 31,		Change
	2017	2016	$	%
Service charges	$1,349	$1,498	$(149)	(10)%
Securities gains, net	—	33	(33)	(100)
Gain on sales of other assets	78	48	30	63
Mortgage income	257	339	(82)	(24)
Trust income	407	314	93	30
Derivatives income (loss)	(51)	65	(116)	(178)
Bank owned life insurance	378	393	(15)	(4)
SBA lending activities	1,227	880	347	39
TriNet lending activities	20	383	(363)	(95)
Other noninterest income	192	467	(275)	(59)
Total noninterest income	$3,857	$4,420	$(563)	(13)%

Service charges for the first quarter of 2017 decreased $149,000, or 10%, from the same period in 2016. The decrease was primarily due to the loss of retail customer activity from the sale of seven legacy FSGBank branches in the second quarter of 2016. Derivative income for the first quarter of 2017 decreased $116,000, or 178%, from the same period in 2016 due to a lower level of customer swap activity and the quarterly credit valuation adjustment.

SBA lending activities for the first quarter of 2017 increased $347,000, or 39%, from the same period in 2016, due to a higher level of loan sales. During the three months ended March 31, 2017 and 2016, guaranteed portions of 11 and 10 SBA loans with principal balances of $18.1 million and $10.4 million, respectively, were sold in the secondary market. During the three months ended March 31, 2016, the TriNet lending division contributed $383,000 in noninterest income from the sale of loans. During the third quarter of 2016, Atlantic Capital made the decision to close the TriNet Lending division.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(dollars in thousands)
	Three months ended March 31,		Change
	2017	2016	$	%
Salaries and employee benefits	$11,065	$10,555	$510	5%
Occupancy	1,230	1,100	130	12
Equipment and software	805	686	119	17
Professional services	904	748	156	21
Postage, printing and supplies	85	169	(84)	(50)
Communications and data processing	987	916	71	8
Marketing and business development	270	267	3	1
FDIC premiums	314	398	(84)	(21)
Merger and conversion costs	—	749	(749)	(100)
Amortization of intangibles	470	762	(292)	(38)
Foreclosed property/problem asset expense	3	104	(101)	(97)
Other noninterest expense	1,611	1,812	(201)	(11)
Total noninterest expense	$17,744	$18,266	$(522)	(3)%

Noninterest expense for the first quarter of 2017 was $17.7 million, a decrease of $522,000, or 3%, from the first quarter of 2016. The decrease from the prior year mostly reflects lower merger and conversion costs related to the acquisition of First Security.
Salaries and employee benefits expense for the three months ended March 31, 2017 totaled $11.1 million, an increase of $510,000, or 5%, from the same period in 2016. The increase was primarily attributable to a higher long-term incentive accrual due to an increase in stock price. Full time equivalent headcount totaled 331 at March 31, 2017, compared to 353 at March 31, 2016, a decrease of 22 positions, mainly from branch closures and divestitures.
Merger and conversion costs were $0 for the first quarter of 2017, a decrease of $749,000, or 100%, compared to the first quarter of 2016. Merger expenses include professional fees, severance and data conversion costs.
Professional services costs were $904,000 for the first quarter of 2017, an increase of $156,000, or 21%, compared to the first quarter of 2016. The increase was due to higher audit and consulting fees.
Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $470,000 and $762,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease in 2017 was mainly due to the write-off of core deposit intangible related to the seven branches divested during the second quarter of 2016.
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
The income tax provision for the first quarter of 2017 was $1.5 million as compared with $1.7 million for the same period in 2016. The effective tax rate (as a percentage of pre-tax earnings) was 31.7% and 37.0% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate in the first quarter of 2017 was driven mainly by the reduction of non-deductible merger expenses in 2016 and the increase in non-taxable income on municipal securities purchased throughout the latter half of 2016 and beginning of 2017.
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
Based on all evidence considered, as of March 31, 2017 and 2016, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At March 31, 2017 and 2016, Atlantic Capital had a deferred tax asset valuation allowance totaling $9.2 million and $9.5 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.
FINANCIAL CONDITION
Total assets at March 31, 2017 and December 31, 2016 were $2.80 billion and $2.73 billion, respectively. Average total assets for the first quarter of 2017 were $2.69 billion, compared to $2.72 billion in the fourth quarter of 2016.
Loans
At March 31, 2017, total loans decreased $85.6 million, or 4%, to $1.93 billion compared to $2.02 billion at December 31, 2016, primarily due to a decrease of $89.2 million in mortgage warehouse loans resulting from an increase in interest rates in the first quarter of 2017. Details of loans are provided in Table 6.

Table 6 - Loans
(dollars in thousands)
	March 31, 2017	% of Total Loans	December 31, 2016	% of Total Loans

Loans held for sale
TriNet loans held for sale	$—		$—
Branch loans held for sale	27,944		30,917
Other loans held for sale	1,297		4,302
Total loans held for sale	$29,241		$35,219

Loans held for investment
Commercial loans:
Commercial and industrial	$544,911	29%	$531,061	27%
Commercial real estate:
Owner occupied	348,888	18	352,523	18
Non-owner occupied	586,700	31	506,255	26
Construction and land	135,637	7	219,352	11
Mortgage warehouse loans	58,357	3	147,519	7
Total commercial loans	1,674,493	88	1,756,710	89

Residential:
Residential mortgages	99,665	5	101,921	5
Home equity	81,438	4	77,358	4
Total residential loans	181,103	9	179,279	9

Consumer	32,525	2	27,338	1
Other	17,611	1	21,565	1
	1,905,732		1,984,892
Less net deferred fees and other unearned income	(4,008)		(3,562)
Total loans held for investment	1,901,724		1,981,330

Total loans	$1,930,965		$2,016,549

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at March 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At March 31, 2017, Atlantic Capital’s nonperforming assets totaled $5.9 million, or 0.21% of assets, compared to $3.5 million, or 0.13% of assets, at December 31, 2016. The increase was primarily due to the Bank placing two loan relationships totaling $2.6 million on nonaccrual status.
Nonaccrual loans totaled $3.2 million and $621,000 as of March 31, 2017 and December 31, 2016, respectively. The increase was primarily due to the Bank placing two loan relationships totaling $2.6 million on nonaccrual status. Loans past due 90 days and still accruing totaled $772,000 at March 31, 2017 compared to $994,000 at December 31, 2016. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(dollars in thousands)

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Nonaccrual loans	$3,212	$621	$28	$657	$409
Loans past due 90 days and still accruing	772	994	762	265	157
Total nonperforming loans* (NPLs)	3,984	1,615	790	922	566
Other real estate owned	1,869	1,872	1,727	951	1,760
Total nonperforming assets (NPAs)	$5,853	$3,487	$2,517	$1,873	$2,326
NPLs as a percentage of total loans	0.21%	0.08%	0.04	0.05%	0.02%
NPAs as a percentage of total assets	0.21	0.13	0.09	0.07	0.08
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

Table 8 - Troubled Debt Restructurings
(dollars in thousands)
	March 31, 2017	December 31, 2016
Accruing TDRs	$5,544	$6,602
Nonaccruing TDRs	—	—
Total TDRs	$5,544	$6,602
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $44.0 million and $47.6 million, respectively, as of March 31, 2017 and December 31, 2016. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.
Allowance for Loan Losses
At March 31, 2017, the allowance for loan losses totaled $19.9 million, or 1.05% of loans, compared to $20.6 million, or 1.04% of loans, at December 31, 2016. The decrease in the allowance was due to charge-offs and a reduction in reserves for specifically evaluated impaired credits.
Net charge-offs during the first quarter of 2017 and 2016 were $1.3 million and $1.7 million, respectively. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(dollars in thousands)
	2017	2016
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$20,595	$18,534	$18,377	$17,608	$18,905
Provision for loan losses	565	2,134	463	777	368
Provision for PCI loan losses	69	74	—	—	—
Loans charged-off:
Commercial and industrial	(781)	—	(61)	(5)	(1,465)
Commercial real estate	(132)	24	(226)	—	(140)
Residential mortgages	(46)	—	—	(2)	—
Home equity	—	—	(9)	(23)	—
Consumer	(332)	(158)	(60)	(38)	(146)
Other	—	—	(5)	—	—
Total loans charged-off	(1,291)	(134)	(361)	(68)	(1,751)
Recoveries on loans previously charged‑off:
Commercial and industrial	—	—	2	—	2
Commercial real estate	—	(15)	20	—	—
Construction and land	—	—	12	—	15
Residential mortgages	—	—	5	—	—
Home equity	—	—	2	—	—
Consumer	1	2	12	60	69
Other	—	—	2	—	—
Total recoveries	1	(13)	55	60	86
Net charge-offs	$(1,290)	$(147)	$(306)	$(8)	$(1,665)
Balance at period end	$19,939	$20,595	$18,534	$18,377	$17,608

Net charge-offs (annualized) to average loans	0.26%	0.03%	0.06%	—%	0.35%
Allowance for loan losses to total loans	1.05	1.04	0.92	0.95	0.93

Investment Securities
Investment securities available-for-sale totaled $456.9 million at March 31, 2017, compared to $347.7 million at December 31, 2016. Atlantic Capital purchased $121.4 million in available-for-sale securities during the first quarter of 2017, as a response to the decrease in mortgage warehouse loans. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of March 31, 2017, investment securities available-for-sale had a net unrealized loss of $9.0 million, compared to a net unrealized loss of $9.6 million as of December 31, 2016. Market changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of March 31, 2017.
Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at March 31, 2017 and December 31, 2016 are provided in Table 10.

Table 10 - Investment Securities
(dollars in thousands)
	March 31, 2017		December 31, 2016
Available for Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$35,623	$35,243	$21,485	$21,152
U.S. states and political divisions	98,317	92,245	96,908	90,172
Trust preferred securities	4,734	4,525	4,727	4,525
Corporate debt securities	19,857	19,186	19,928	19,231
Residential mortgage-backed securities	307,460	305,743	214,297	212,625
Total	$465,991	$456,942	$357,345	$347,705
The effective duration of Atlantic Capital’s investment securities at March 31, 2017 was 4.76 years.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at March 31, 2017 in Atlantic Capital’s other intangible assets.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.

LIQUIDITY AND CAPITAL RESOURCES
Deposits
At March 31, 2017, total deposits were $2.20 billion, a decrease of $34.5 million, or 2%, since December 31, 2016. Noninterest-bearing demand deposits decreased $37.1 million, or 6%, and brokered deposits increased $9.2 million, or 5%, from December 31, 2016 to March 31, 2017.
Total average deposits for the quarter ended March 31, 2017 were $2.11 billion, a decrease of $43.7 million, or 2%, since the same period in 2016. Average noninterest-bearing demand deposits increased $65.8 million, or 12%, and average money market deposits increased $46.6 million, or 6%, from the quarter ended March 31, 2016 to the same period in 2017. However, average time deposits decreased $104.3 million, or 39%, from the quarter ended March 31, 2016 to the same period in 2017.

Table 11 - Deposits
(dollars in thousands)

Period End Deposits

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	Linked Quarter Change	Year Over Year Change

DDA	$606,386	$643,471	$557,783	$592,043	$560,363	$(37,085)	$46,023
NOW	259,760	264,062	260,531	231,091	215,176	(4,302)	44,584
Savings	30,756	27,932	29,658	30,839	29,788	2,824	968
Money Market	916,390	912,493	974,072	913,094	862,120	3,897	54,270
Time	150,867	157,810	172,348	178,615	187,750	(6,943)	(36,883)
Brokered	209,385	200,223	194,464	212,623	229,408	9,162	(20,023)
Deposits to be assumed in branch sale	29,495	31,589	—	—	197,857	(2,094)	(168,362)
Total Deposits	$2,203,039	$2,237,580	$2,188,856	$2,158,305	$2,282,462	$(34,541)	$(79,423)

Payments Clients	$321,899	$347,833	$212,049	$295,440	$300,348	$(25,934)	$21,551

Average Deposits(1)

	2017	2016				Linked Quarter Change	Year Over Year Change
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

DDA	$620,325	$591,166	$555,008	$538,422	$554,547	$29,159	$65,778
NOW	290,862	253,187	282,701	272,556	302,376	37,675	(11,514)
Savings	30,306	29,741	30,692	35,090	45,571	565	(15,265)
Money Market	815,920	853,281	923,435	865,447	769,369	(37,361)	46,551
Time	163,021	169,677	175,135	203,679	267,330	(6,656)	(104,309)
Brokered	191,558	197,833	196,598	220,098	216,490	(6,275)	(24,932)
Total Deposits	$2,111,992	$2,094,885	$2,163,569	$2,135,292	$2,155,683	$17,107	$(43,691)

Payments Clients	$273,630	$211,000	$184,895	$176,474	$155,860	$62,630	$117,770

Noninterest bearing deposits as a percentage of average deposits	29.4%	28.2%	25.7%	25.2%	25.7%
Cost of deposits	0.39%	0.37%	0.36%	0.35%	0.31%

(1) Includes average balances of deposits to be assumed in branch sale.

Short-Term Borrowings
There were no securities sold under repurchase agreements with commercial checking customers or balances of federal funds purchased as of March 31, 2017 or December 31, 2016.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At March 31, 2017 and December 31, 2016, Atlantic Capital had FHLB advances of $217.0 million and $110.0 million, respectively. The balance of FHLB borrowings increased due to an increase in short-term funding needs.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at March 31, 2017.
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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At March 31, 2017, Atlantic Capital expected to maintain sufficient on-balance sheet liquidity to meet its funding needs.
At March 31, 2017, Atlantic Capital had access to $375.0 million in unsecured borrowings and $534.7 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.

Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at March 31, 2017 was $311.0 million, an increase of $7.3 million, or 2%, from December 31, 2016. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.
Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.

Table 12 - Capital Ratios
(dollars in thousands)	Consolidated		Bank		Regulatory Guidelines
					Minimum			Well capitalized
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	Prior to January 1, 2015		Beginning January 1, 2015	Prior to January 1, 2015		Beginning January 1, 2015
Risk based ratios:
Common equity tier 1 capital	10.7%	10.3%	12.2%	11.8%	N/A	%	4.5%	N/A	%	6.5%
Tier 1 Capital	10.7	10.3	12.2	11.8	4.0		6.0	6.0		8.0
Total capital	13.8	13.3	13.1	12.7	8.0		8.0	10.0		10.0
Leverage ratio	9.5	9.1	10.8	10.4	4.0		4.0	5.0		5.0

Common equity tier 1 capital	$248,214	$241,313	$282,892	$276,778
Tier 1 capital	248,214	241,313	282,892	276,778
Total capital	318,317	311,954	303,587	298,053

Risk weighted assets	2,312,322	2,343,622	2,312,946	2,344,387
Quarterly average total assets for leverage ratio	2,626,554	2,654,473	2,628,083	2,654,473
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
Under the revised rules, Atlantic Capital’s common equity tier 1 ratio was 10.7% at March 31, 2017, exceeding the fully phased-in minimum of 7.0%, which includes the 2.5% minimum capital conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 13 - Tier 1 Common Equity
(dollars in thousands)

March 31, 2017
Tier 1 capital	$248,214
Less: restricted core capital	—
Tier 1 common equity	$248,214

Risk-adjusted assets	$2,312,322
Tier 1 common equity ratio	10.7%

Table 14 discloses the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully phased-in requirements that becomes effective during 2019.

Table 14 - Capital Requirements

	Basel III minimum requirement 2017	Basel III well capitalized 2017	Minimum Capital plus capital conservation buffer 2019
Common equity tier I to risk weighted assets	4.5%	6.5%	7.0%
Tier 1 capital to risk weighted assets	6.0	8.0	8.5
Total capital ratio to risk weighted assets	8.0	10.0	10.5
Leverage ratio	4.0	5.0	N/A
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At March 31, 2017, Atlantic Capital had issued commitments to extend credit of approximately $689.5 million and standby letters of credit of approximately $16.2 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations at March 31, 2017 compared to December 31, 2016.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of March 31, 2017, indicates that, over a 12-month period, net interest income is estimated to increase by 14.81% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan portfolio consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 15 provides the impact on net interest income resulting from various interest rate scenarios as of March 31, 2017 and December 31, 2016.

Table 15 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	March 31, 2017	December 31, 2016
-100	(9.84)%	(8.59)%
+100	7.36	8.20
+200	14.81	16.39
+300	22.07	20.34
Atlantic Capital also utilizes the market value of equity (MVE) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of March 31, 2017, the MVE calculated with a 200-basis point shock up in rates increased by 8.02% from the base case MVE value. Table 16 presents the MVE profile as of March 31, 2017 and December 31, 2016.

Table 16 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	March 31, 2017	December 31, 2016
-100	(4.16)%	0.90%
+100	4.33	(2.39)
+200	8.02	(4.52)
+300	11.45	(5.94)
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2017, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, under Part I, Item 1A “Risk Factors,” because these risk factors may affect the operations and financial results of the Company. Our evaluation of our risk factors has not changed materially since those discussed in the Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

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
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2017

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015

3.2
Amended and Restated Bylaws of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on January 19, 2017

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) the Notes to the Unaudited Consolidated Financial Statements