Form 10-Q
period 2017-06-30
Atlantic Capital Bancshares, Inc.
filed 2017-08-08
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 25,661,631 shares outstanding as of August 1, 2017

Atlantic Capital Bancshares, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$45,008	$36,790
Interest-bearing deposits in banks	36,171	118,039
Other short-term investments	17,459	10,896
Cash and cash equivalents	98,638	165,725
Securities available-for-sale	450,273	347,705
Other investments	26,741	23,806
Loans held for sale	1,744	35,219
Loans held for investment	1,962,091	1,981,330
Less: allowance for loan losses	(21,870)	(20,595)
Loans held for investment, net	1,940,221	1,960,735
Branch premises held for sale	—	2,995
Premises and equipment, net	11,997	11,958
Bank owned life insurance	62,901	62,160
Goodwill and intangible assets, net	28,446	29,567
Other real estate owned	1,819	1,872
Other assets	79,795	85,801
Total assets	$2,702,575	$2,727,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$612,744	$643,471
Interest-bearing checking	250,254	264,062
Savings	30,170	27,932
Money market	882,824	912,493
Time	142,915	157,810
Brokered deposits	195,047	200,223
Total deposits	2,113,954	2,205,991
Deposits to be assumed in branch sale	—	31,589
Federal funds purchased and securities sold under agreements to repurchase	15,000	—
Federal Home Loan Bank borrowings	180,000	110,000
Long-term debt	49,451	49,366
Other liabilities	24,735	26,939
Total liabilities	2,383,140	2,423,885
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, no par value – 100,000,000 shares authorized; 25,654,521 and 25,093,135 shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	297,610	292,747
Retained earnings	24,095	16,536
Accumulated other comprehensive (loss) income	(2,270)	(5,625)
Total shareholders’ equity	319,435	303,658
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,702,575	$2,727,543

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$21,361	$20,282	$41,355	$39,907
Investment securities – available-for-sale	2,355	1,327	4,373	2,928
Interest and dividends on other interest-earning assets	606	507	1,055	780
Total interest income	24,322	22,116	46,783	43,615
INTEREST EXPENSE
Interest on deposits	2,481	1,841	4,528	3,514
Interest on Federal Home Loan Bank advances	452	147	754	191
Interest on federal funds purchased and securities sold under agreements to repurchase	76	87	112	154
Interest on long-term debt	824	832	1,647	1,642
Other	—	—	—	38
Total interest expense	3,833	2,907	7,041	5,539
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	20,489	19,209	39,742	38,076
Provision for loan losses	1,980	777	2,614	1,145
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,509	18,432	37,128	36,931
NONINTEREST INCOME
Service charges	1,274	1,392	2,623	2,890
Gain on sales of securities available-for-sale	—	11	—	44
Gain on sales of other assets	666	31	744	79
Mortgage income	388	447	645	786
Trust income	488	386	895	700
Derivatives income	116	98	65	163
Bank owned life insurance	384	398	762	791
SBA lending activities	1,171	1,204	2,398	2,084
TriNet lending activities	20	761	40	1,144
Gains on sale of branches	302	3,885	302	3,885
Other noninterest income	478	267	670	734
Total noninterest income	5,287	8,880	9,144	13,300
NONINTEREST EXPENSE
Salaries and employee benefits	10,603	10,420	21,668	20,975
Occupancy	1,074	1,274	2,304	2,374
Equipment and software	996	724	1,801	1,410
Professional services	973	760	1,877	1,508
Postage, printing and supplies	78	159	163	328
Communications and data processing	1,069	694	2,056	1,610
Marketing and business development	179	317	449	584
FDIC premiums	132	493	446	891
Merger and conversion costs	304	1,210	304	1,959
Amortization of intangibles	425	668	895	1,430
Foreclosed property/problem asset expense	107	55	110	159
Other noninterest expense	1,683	2,169	3,294	3,981
Total noninterest expense	17,623	18,943	35,367	37,209
INCOME BEFORE PROVISION FOR INCOME TAXES	6,173	8,369	10,905	13,022
Provision for income taxes	1,844	3,222	3,346	4,944
NET INCOME	$4,329	$5,147	$7,559	$8,078
NET INCOME PER SHARE:
Net income per share – basic	$0.17	$0.21	$0.30	$0.33
Net income per share – diluted	$0.17	$0.20	$0.29	$0.32

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income	$4,329	$5,147	$7,559	$8,078
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period, net of tax of $1,951, $1,043, $2,178, and $2,683, respectively	3,118	1,660	3,482	4,295
Reclassification adjustment for gains included in net income net of tax of $0, ($4), $0, and ($17), respectively	—	(7)	—	(27)
Unrealized gains on available-for-sale securities, net of tax	3,118	1,653	3,482	4,268
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $12, $106, ($79), and $470, respectively	19	169	(127)	742
Changes from cash flow hedges	19	169	(127)	742
Other comprehensive income, net of tax	3,137	1,822	3,355	5,010
Comprehensive income	$7,466	$6,969	$10,914	$13,088

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Total
Balance - December 31, 2015	24,425,546	$286,367	$3,141	$(1,516)	$287,992
Comprehensive income:
Net Income	—	—	8,078	—	8,078
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	4,268	4,268
Change in unrealized gains on cash flow hedges	—	—	—	742	742
Total comprehensive income					13,088
Issuance of restricted stock	61,884	—	—	—	—
Issuance of common stock for option exercises	196,584	1,349	—	—	1,349
Issuance of common stock for long-term incentive plan	66,149	884	—	—	884
Restricted stock activity	—	307	—	—	307
Stock-based compensation	—	446	—	—	446
Balance - June 30, 2016	24,750,163	$289,353	$11,219	$3,494	$304,066

Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$303,658
Comprehensive income:
Net Income	—	—	7,559	—	7,559
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	3,482	3,482
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(127)	(127)
Total comprehensive income					10,914
Issuance of restricted stock	61,715	—	—	—	—
Issuance of common stock for option exercises	437,872	2,901	—	—	2,901
Issuance of common stock for long-term incentive plan	61,799	1,209	—	—	1,209
Restricted stock activity	—	473	—	—	473
Stock-based compensation	—	280	—	—	280
Balance - June 30, 2017	25,654,521	$297,610	$24,095	$(2,270)	$319,435

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$7,559	$8,078
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,614	1,145
Depreciation, amortization, and accretion	2,757	2,960
Amortization of restricted stock compensation	473	307
Stock option compensation	280	446
Gain on sales of available-for-sale securities	—	(44)
Loss on disposition of premises and equipment, net	347	—
Net gains on sales of other real estate owned	(222)	(64)
Gain on sale of tax credit	(426)	—
Net increase in cash value of bank owned life insurance	(741)	(770)
Net gains on sale of branches	(302)	(3,885)
Origination of servicing assets	(593)	(967)
Proceeds from sales of SBA loans	27,239	26,975
Net gains on sale of SBA loans	(1,901)	(1,893)
Proceeds from sales of TriNet loans	—	97,039
Net gains on sale of TriNet loans	—	(1,144)
Changes in operating assets and liabilities -
Net change in loans held for sale	9,117	(29,480)
Net (increase) decrease in other assets	7,827	1,038
Net increase (decrease) in accrued expenses and other liabilities	9,983	7,525
Net cash provided by operating activities	64,011	107,266
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	22,563	21,147
Maturities and calls	1,690	20,932
Sales	—	65,103
Purchases	(121,417)	(77,270)
Net increase in loans held for investment	(7,872)	(213,434)
Purchases of Federal Home Loan Bank stock, net	(3,059)	(11,544)
Purchases of Federal Reserve Bank stock, net	(91)	(3,055)
Proceeds from sales of other real estate	709	1,146
Net cash received (paid) for branch divestiture	5,379	(140,295)
Purchases of premises and equipment, net	(1,183)	(417)
Net cash used in investing activities	(103,281)	(337,687)
FINANCING ACTIVITIES
Net change in deposits	(101,062)	86,334
Proceeds from Federal Home Loan Bank advances	1,049,000	570,000
Repayments of Federal Home Loan Bank advances	(979,000)	(330,000)
Proceeds from exercise of stock options	3,245	1,446
Net cash (used in) provided by financing activities	(27,817)	327,780
NET CHANGE IN CASH AND CASH EQUIVALENTS	(67,087)	97,359
CASH AND CASH EQUIVALENTS – beginning of period	165,725	202,885
CASH AND CASH EQUIVALENTS – end of period	$98,638	$300,244

	Six Months Ended
	June 30,
	2017	2016
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$7,420	$5,772
Income taxes paid	$230	$(2,372)

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC CAPITAL BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and financial reporting policies of Atlantic Capital Bancshares, Inc. (“Atlantic Capital” or the “Company”) and its subsidiary conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated.
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
NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09 - “Compensation - Stock Compensation (Topic 718): Scope and Modification Accounting.” The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2017. This ASU is not expected to have a material impact on Atlantic Capital’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance shortens the premium amortization period for certain callable debt securities by requiring amortization to the earliest call date. The standard is effective for public companies for annual and interim periods beginning after December 15, 2020. The adoption of this update is not expected to have a material impact on Atlantic Capital’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. Atlantic Capital does not expect the new guidance to have a material impact on its financial condition or results of operation.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. ASU 2016-09 became effective for the Company on January 1, 2017 and did not have a material effect on its financial position or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this guidance is effective for annual and interim periods beginning after December 15, 2017. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, Atlantic Capital does not expect this ASU to have a material impact on net interest income and securities gains. Atlantic Capital completed an initial evaluation of the impact to other revenue streams such as service charges and trust income, and believes the most significant changes will be related to disclosures.

NOTE 3 – ACQUISITIONS AND DIVESTITURES

On October 31, 2015, Atlantic Capital completed the acquisition of First Security Group, Inc. (“First Security”). First Security operated twenty-five branches in Georgia and Tennessee. In connection with the acquisition, Atlantic Capital acquired approximately $801.1 million of loans and assumed approximately $970.0 million of deposits.

Acquisition-related costs totaled $304,000 for the three and six months ended June 30, 2017, respectively, and $1.2 million and $2.0 million for the three and six months ended June 30, 2016, respectively, and were included in noninterest expense in the consolidated income statement. Acquisition related costs primarily include severance costs, professional services, data processing fees related to systems conversion and other noninterest expenses.

Divestiture of Branches

On December 17, 2015, Atlantic Capital Bank, N.A. (the “Bank”) entered into two separate definitive agreements to sell seven branches in the Tennessee market. The agreement with First Freedom Bank included the sale of three branches located in Algood, Cookeville and Gainesboro, Tennessee for a premium of 2.25% of deposits. The agreement with Athens Federal Community Bank, N.A. included the sale of four branches in Athens, Lenoir City, Madisonville and Sweetwater, Tennessee for a premium of 3.50% of deposits. Both transactions closed in the second quarter of 2016 and resulted in a combined gain of $3.9 million as well as a reduction of approximately $191.0 million in deposits, approximately $34.7 million in loans and approximately $8.6 million in other assets. The gain was somewhat reduced by an impairment of $2.0 million in core deposit intangibles, which was offset by a $344,000 reversal in time deposit premium. There were also $305,000 of expenses associated with the divestitures included in noninterest expense in the second quarter of 2016.

On December 9, 2016, Atlantic Capital entered into a definitive agreement to sell one branch in Cleveland, Tennessee, to SmartBank. The sale closed in the second quarter of 2017, and resulted in a net gain of $302,000 as well as a reduction of approximately $21.9 million in deposits and approximately $27.3 million in loans and other assets. The gross gain of $533,000 was reduced by an impairment of $337,000 in core deposit intangibles, which was offset by a $106,000 reversal in time deposit premium. There were also $38,000 of expenses associated with the divestiture included in noninterest expense in the second quarter of 2017.

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of June 30, 2017 and December 31, 2016. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
June 30, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$17,459	$—	$17,459	$(17,459)	$—	$—
Derivatives	4,150	—	4,150	—	—	4,150
Total	$21,609	$—	$21,609	$(17,459)	$—	$4,150
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,244	—	4,244	(2,929)	(1,315)	—
Total	$4,244	$—	$4,244	$(2,929)	$(1,315)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,896	$—	$10,896	$(10,896)	$—	$—
Derivatives	4,310	—	4,310	—	—	4,310
Total	$15,206	$—	$15,206	$(10,896)	$—	$4,310
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,131	—	4,131	(1,818)	(2,313)	—
Total	$4,131	$—	$4,131	$(1,818)	$(2,313)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at June 30, 2017 and December 31, 2016.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2017
Debt securities—
U.S. Government agencies	$35,299	$105	$(279)	$35,125
U.S. states and political divisions	97,502	316	(3,650)	94,168
Trust preferred securities	4,741	—	(53)	4,688
Corporate debt securities	19,777	119	(676)	19,220
Residential mortgage-backed securities	296,934	3,117	(2,979)	297,072
Total	$454,253	$3,657	$(7,637)	$450,273

December 31, 2016
Debt securities—
U.S. Government agencies	$21,485	$24	$(357)	$21,152
U.S. states and political divisions	96,908	141	(6,877)	90,172
Trust preferred securities	4,727	—	(202)	4,525
Corporate debt securities	19,928	72	(769)	19,231
Residential mortgage-backed securities	214,297	2,689	(4,361)	212,625
Total	$357,345	$2,926	$(12,566)	$347,705

The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$4,140	$4,141
Over 1 year through 5 years	17,642	17,472
5 years to 10 years	60,990	60,448
Over 10 years	74,547	71,140
	157,319	153,201
Residential mortgage-backed securities	296,934	297,072
Total	$454,253	$450,273

The following table summarizes available-for-sale securities in an unrealized loss position as of June 30, 2017 and December 31, 2016.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2017
U.S. Government agencies	$24,547	$(207)	2,673	$(72)	$27,220	$(279)
U.S. states and political divisions	75,219	(3,552)	3,136	(98)	78,355	(3,650)
Trust preferred securities	—	—	4,688	(53)	4,688	(53)
Corporate debt securities	—	—	5,869	(676)	5,869	(676)
Residential mortgage-backed securities	106,559	(1,356)	69,728	(1,623)	176,287	(2,979)
Totals	$206,325	$(5,115)	$86,094	$(2,522)	$292,419	$(7,637)
December 31, 2016
U.S. Government agencies	$12,250	$(263)	$2,881	$(94)	$15,131	$(357)
U.S. states and political divisions	87,511	(6,877)	—	—	87,511	(6,877)
Trust preferred securities	—	—	4,525	(202)	4,525	(202)
Corporate debt securities	7,886	(769)	—	—	7,886	(769)
Residential mortgage-backed securities	151,406	(3,231)	32,550	(1,130)	183,956	(4,361)
Totals	$259,053	$(11,140)	$39,956	$(1,426)	$299,009	$(12,566)

At June 30, 2017, there were 248 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2017 and December 31, 2016 were attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or six months ended June 30, 2017 or 2016.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Proceeds from sales	$—	$60,150	$—	$65,103
Gross realized gains	—	416	—	449
Gross realized losses	—	(405)	—	(405)
Net gains on sales of securities	$—	$11	$—	$44

Investment securities with a carrying value of $99.3 million and $104.9 million were pledged to secure public funds and other borrowings at June 30, 2017 and December 31, 2016, respectively.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of June 30, 2017 and December 31, 2016, is summarized below.

	June 30, 2017	December 31, 2016
	(in thousands)
Loans held for sale
Branch loans held for sale	$—	$30,917
Other loans held for sale	1,744	4,302
Total loans held for sale	$1,744	$35,219

Loans held for investment
Commercial loans:
Commercial and industrial	$578,888	$531,061
Commercial real estate	982,875	858,778
Construction and land	125,058	219,352
Mortgage warehouse participations	47,992	147,519
Total commercial loans	1,734,813	1,756,710
Residential:
Residential mortgages	101,798	101,921
Home equity	79,769	77,358
Total residential loans	181,567	179,279
Consumer	31,981	27,338
Other	18,013	21,565
Total loans	1,966,374	1,984,892
Less net deferred fees and other unearned income	(4,283)	(3,562)
Less allowance for loan losses	(21,870)	(20,595)
Loans held for investment, net	$1,940,221	$1,960,735

At June 30, 2017 and December 31, 2016, loans with a carrying value of $458.9 million and $474.8 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At June 30, 2017, the carrying value and outstanding balance of Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 was $11.5 million and $14.5 million, respectively. At December 31, 2016, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $15.3 million and $18.7 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Balance at beginning of period	$3,369	$2,088	$3,467	$2,369
Additions due to acquisitions	—	—	—	—
Accretion	(334)	(262)	(779)	(543)
Reclassification of nonaccretable discount due to improvement in expected cash flows	92	—	344	—
Other changes, net	3	—	98	—
Balance at end of period	$3,130	$1,826	$3,130	$1,826

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At June 30, 2017, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $3.0 million compared to $3.9 million at December 31, 2016.

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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2017 and 2016.

	2017				2016
Three Months Ended June 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,101	$1,406	$432	$19,939	$15,613	$1,502	$493	$17,608
Provision for loan losses	2,582	(540)	(62)	1,980	861	(88)	4	777
Loans charged-off	—	(8)	(57)	(65)	(5)	(25)	(38)	(68)
Recoveries	9	2	5	16	—	—	60	60
Total ending allowance balance	$20,692	$860	$318	$21,870	$16,469	$1,389	$519	$18,377

	2017				2016
Six Months Ended June 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,717	$1,418	$460	$20,595	$16,537	$1,981	$387	$18,905
Provision for loan losses	2,879	(506)	241	2,614	1,525	(567)	187	1,145
Loans charged-off	(913)	(54)	(389)	(1,356)	(1,610)	(25)	(184)	(1,819)
Recoveries	9	2	6	17	17	—	129	146
Total ending allowance balance	$20,692	$860	$318	$21,870	$16,469	$1,389	$519	$18,377
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
A loan is considered to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. A specific allowance is established for individually evaluated impaired loans as needed. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price, or the fair value of the underlying collateral of the loan if the loan is collateral dependent.

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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at June 30, 2017 or December 31, 2016, as the carrying value of the respective loan or pool of loans’ cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans being accounted for under ASC 310-30.
The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of June 30, 2017 and December 31, 2016.

June 30, 2017	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$3,249	$—	$—	$3,249
Collectively evaluated for impairment	17,370	860	316	18,546
PCI	73	—	2	75
Total ending allowance balance	$20,692	$860	$318	$21,870

Loans:
Loans individually evaluated for impairment	$16,931	$868	$—	$17,799
Loans collectively evaluated for impairment	1,709,411	177,669	49,985	1,937,065
PCI	8,471	3,030	9	11,510
Total ending loans balance	$1,734,813	$181,567	$49,994	$1,966,374

December 31, 2016	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,626	$58	$—	$2,684
Collectively evaluated for impairment	16,018	1,360	459	17,837
PCI	73	—	1	74
Total ending allowance balance	$18,717	$1,418	$460	$20,595

Loans:
Loans individually evaluated for impairment	$13,687	$398	$—	$14,085
Loans collectively evaluated for impairment	1,732,324	174,338	48,892	1,955,554
PCI	10,699	4,543	11	15,253
Total ending loans balance	$1,756,710	$179,279	$48,903	$1,984,892

The following tables present information on Atlantic Capital’s impaired loans for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017					2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,962	$4,899	$—	$4,866	$13	$2,843	$2,843	$—	$2,811	$36
Commercial real estate	2,494	2,331	—	2,361	20	557	416	—	413	21
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	380	334	—	340	—	—	—	—	—	—
Home equity	534	534	—	541	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$8,370	$8,098	$—	$8,108	$33	$3,400	$3,259	$—	$3,224	$57
Impaired loans with an allowance recorded:
Commercial and industrial	$9,122	$9,122	$3,106	$9,160	$138	$78	$78	$390	$78	$—
Commercial real estate	579	579	143	582	6	1,659	1,659	261	1,659	6
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$9,701	$9,701	$3,249	$9,742	$144	$1,737	$1,737	$651	$1,737	$6
Total impaired loans	$18,071	$17,799	$3,249	$17,850	$177	$5,137	$4,996	$651	$4,961	$63

	For the Six Months Ended June 30,
	2017					2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,962	$4,899	$—	$5,346	$30	$2,843	$2,843	$—	$2,774	$72
Commercial real estate	2,494	2,331	—	2,439	20	557	416	—	413	21
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	380	334	—	366	—	—	—	—	—	—
Home equity	534	534	—	541	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$8,370	$8,098	$—	$8,692	$50	$3,400	$3,259	$—	$3,187	$93
Impaired loans with an allowance recorded:
Commercial and industrial	$9,122	$9,122	$3,106	$9,200	$246	$78	$78	$390	$78	$—
Commercial real estate	579	579	143	585	13	1,659	1,659	261	1,659	27
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$9,701	$9,701	$3,249	$9,785	$259	$1,737	$1,737	$651	$1,737	$27
Total impaired loans	$18,071	$17,799	$3,249	$18,477	$309	$5,137	$4,996	$651	$4,924	$120

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of June 30, 2017 and December 31, 2016, the Company had a recorded investment in TDRs of $6.1 million and $6.6 million, respectively. The Company had commitments to lend additional funds of $483,000 and $387,000 on loans modified as TDRs, as of June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, the modification of terms for one Home Equity loan included a short term extension of the maturity date. The Company did not modify any new loans as a TDR during the three and six months ended June 30, 2016. There were no subsequent defaults on prior TDRs.

Atlantic Capital individually rates loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, consumer credit risk scores (FICO scores), rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. Atlantic Capital uses a dual rating system. The likelihood of default of a credit transaction is graded in the Obligor Rating. The risk of loss given default is graded in the Facility Rating. The Obligor Rating is determined through credit analysis. Facility Ratings are used to describe the value to the Company that the collateral represents. Facility Ratings are based on the collateral package or market expectations regarding the value or liquidity of the collateral. Ratings are generally reviewed at least annually or more frequently if there is a material change in creditworthiness. Exceptions to this policy may include well collateralized term loans and loans to individuals with limited exposure or complexity.
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

As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful	Total
	(in thousands)
June 30, 2017
Commercial and industrial	$529,268	$4,882	$32,249	$8,235	$—	$574,634
Commercial real estate	964,573	7,254	4,961	2,310	—	979,098
Construction and land	119,876	4,722	—	20	—	124,618
Residential mortgages	96,824	1,407	959	631	—	99,821
Home equity	77,461	42	500	713	—	78,716
Mortgage warehouse	47,992	—	—	—	—	47,992
Consumer/Other	49,682	97	206	—	—	49,985
Total loans, excluding PCI loans	$1,885,676	$18,404	$38,875	$11,909	$—	$1,954,864
Commercial and industrial	$3,200	$272	$782	$—	$—	$4,254
Commercial real estate	3,099	250	306	—	122	3,777
Construction and land	396	7	37	—	—	440
Residential mortgages	117	902	958	—	—	1,977
Home equity	33	649	371	—	—	1,053
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	1	1	7	—	—	9
Total PCI loans	$6,846	$2,081	$2,461	$—	$122	$11,510

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful	Total
	(in thousands)
December 31, 2016
Commercial and industrial	$494,617	$3,160	$26,399	$3	$471	$524,650
Commercial real estate	843,924	5,513	5,571	—	—	855,008
Construction and land	213,981	4,789	64	—	—	218,834
Residential mortgages	97,660	586	747	147	—	99,140
Home equity	75,031	168	397	—	—	75,596
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer/Other	48,680	190	22	—	—	48,892
Total loans, excluding PCI loans	$1,921,412	$14,406	$33,200	$150	$471	$1,969,639
Commercial and industrial	$4,650	$299	$614	$—	$848	$6,411
Commercial real estate	477	240	2,716	—	337	3,770
Construction and land	229	8	281	—	—	518
Residential mortgages	59	1,232	1,016	—	474	2,781
Home equity	364	834	564	—	—	1,762
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	1	—	10	—	—	11
Total PCI loans	$5,780	$2,613	$5,201	$—	$1,659	$15,253

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans.

	As of June 30, 2017
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$565,802	$472	$125	$8,235	$4,254	$578,888
Commercial real estate	976,640	—	148	2,310	3,777	982,875
Construction and land	124,598	—	—	20	440	125,058
Residential mortgages	98,851	261	78	631	1,977	101,798
Home equity	77,963	—	40	713	1,053	79,769
Mortgage warehouse	47,992	—	—	—	—	47,992
Consumer	49,984	1	—	—	9	49,994
Total Loans	$1,941,830	$734	$391	$11,909	$11,510	$1,966,374

	As of December 31, 2016
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$520,908	$3,079	$189	$474	$6,411	$531,061
Commercial real estate	852,626	2,382	—	—	3,770	858,778
Construction and land	218,290	544	—	—	518	219,352
Residential mortgages	97,901	664	428	147	2,781	101,921
Home equity	74,420	884	292	—	1,762	77,358
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer	48,558	249	85	—	11	48,903
Total Loans	$1,960,222	$7,802	$994	$621	$15,253	$1,984,892

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets as of June 30, 2017 and December 31, 2016 is summarized below:

	June 30,	December 31,
	2017	2016
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(3,866)	(2,971)
Less: impairment related to divested branches	(2,286)	(1,949)
Core deposit intangible, net	3,392	4,624
Servicing assets, net	3,295	3,184
Total other intangibles, net	6,687	7,808
Goodwill	21,759	21,759
Total goodwill and other intangible assets, net	$28,446	$29,567

During the six months ended June 30, 2017 and 2016, Atlantic Capital recorded measurement period adjustments that decreased goodwill by $0 and $906,000, respectively. The adjustments reduced the TriNet servicing asset, increased the book value of securities available-for-sale, and increased the deferred tax asset.
There were no goodwill impairment charges recorded in the three and six months ended June 30, 2017 and 2016. The following table presents activity for goodwill and other intangible assets:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Goodwill	Core Deposit Intangible	Total	Goodwill	Core Deposit Intangible	Total
	(in thousands)
2017
Balance, beginning of period	$21,759	$4,154	$25,913	$21,759	$4,624	$26,383
Amortization	—	(425)	(425)	—	(895)	(895)
Impairment, due to branch divestiture	—	(337)	(337)	—	(337)	(337)
Balance, end of period	$21,759	$3,392	$25,151	$21,759	$3,392	$25,151

2016
Balance, beginning of period	$22,446	$8,256	$30,702	$23,352	$9,018	$32,370
Amortization	—	(668)	(668)	—	(1,430)	(1,430)
Impairment, due to branch divestiture	—	(1,949)	(1,949)	—	(1,949)	(1,949)
Measurement period adjustments	—	—	—	(906)	—	(906)
Balance, end of period	$22,446	$5,639	$28,085	$22,446	$5,639	$28,085

NOTE 8 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other assets. As of June 30, 2017 and December 31, 2016, the balance of SBA loans sold and serviced by Atlantic Capital totaled $122.8 million and $107.0 million, respectively.

Changes in the balance of servicing assets for the three and six months ended June 30, 2017 and 2016 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
SBA Loan Servicing Assets	2017	2016	2017	2016
	(in thousands)
Beginning carrying value, net	$2,495	$1,860	$2,359	$1,687
Additions	326	359	593	561
Amortization	(257)	(102)	(388)	(131)
Impairment	—	—	—	—
Ending carrying value	$2,564	$2,117	$2,564	$2,117
At June 30, 2017 and 2016, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	June 30, 2017	December 31, 2016
	(dollars in thousands)
Fair value of retained servicing assets	$2,822	$2,474
Weighted average life	6.69 years	6.52 years
Prepayment speed:	7.76%	7.67%
Decline in fair value due to a 10% adverse change	$(100)	$(89)
Decline in fair value due to a 20% adverse change	$(173)	$(151)
Weighted average discount rate	12.22%	12.27%
Decline in fair value due to a 100 bps adverse change	$(109)	$(97)
Decline in fair value due to a 200 bps adverse change	$(189)	$(168)

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

TriNet Servicing Assets

Changes in the balance of TriNet servicing assets for the three and six months ended June 30, 2017 and 2016 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
TriNet Servicing Assets	2017	2016	2017	2016
	(in thousands)
Beginning carrying value, net	$778	$1,352	$825	$1,175
Additions	—	179	—	406
Amortization	(47)	(60)	(94)	(110)
Impairment	—	—	—	—
Ending carrying value	$731	$1,471	$731	$1,471

At June 30, 2017, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	June 30, 2017	December 31, 2016
	(dollars in thousands)
Fair value of retained servicing assets	$788	$840
Weighted average life	8.44 years	8.47 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(8)	$(12)
Decline in fair value due to a 20% adverse change	$(23)	$(24)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(22)	$(25)
Decline in fair value due to a 200 bps adverse change	$(43)	$(49)

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2017
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(8,790)	$3,383	$(5,407)	$(9,144)	$3,519	$(5,625)
Unrealized net gains (losses) on investment securities available-for-sale	5,069	(1,951)	3,118	5,660	(2,178)	3,482
Reclassification adjustment for net realized gains (losses) on investment securities available-for-sale	—	—	—	—	—	—
Unrealized net gains (losses) on derivatives	31	(12)	19	(206)	79	(127)
Accumulated other comprehensive income (loss) end of period	$(3,690)	$1,420	$(2,270)	$(3,690)	$1,420	$(2,270)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2016
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$2,724	$(1,052)	$1,672	$(2,455)	$939	$(1,516)
Unrealized net gains (losses) on investment securities available-for-sale	2,703	(1,043)	1,660	6,978	(2,683)	4,295
Reclassification adjustment for net realized gains on investment securities available-for-sale	(11)	4	(7)	(44)	17	(27)
Unrealized net gains (losses) on derivatives	275	(106)	169	1,212	(470)	742
Accumulated other comprehensive income (loss) end of period	$5,691	$(2,197)	$3,494	$5,691	$(2,197)	$3,494

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
The following table represents the earnings per share calculations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(in thousands, except share and per share amounts)
Net income available to common shareholders	$4,329	$5,147	$7,559	$8,078
Weighted average shares outstanding
Basic (1)	25,621,910	24,644,755	25,472,132	24,565,328
Effect of dilutive securities:
Stock options and warrants	209,371	513,939	281,501	517,640
Diluted	25,831,281	25,158,694	25,753,633	25,082,968
Income per common share:
Basic	$0.17	$0.21	$0.30	$0.33
Diluted	$0.17	$0.20	$0.29	$0.32
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options and warrants outstanding of 550 at June 30, 2017 and 259,044 at June 30, 2016 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
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
At June 30, 2017, 25,654,521 shares of common stock were issued and outstanding. At December 31, 2016, 25,093,135 shares of common stock were issued and outstanding.
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
Cash Flow Hedges
At June 30, 2017, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2017 and December 31, 2016, Atlantic Capital had interest rate swaps designated as cash flow hedges with an aggregate notional amount of $50.0 million.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three and six months ended June 30, 2017 and 2016. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $159,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. At June 30, 2017 and December 31, 2016, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $141.0 million and $140.7 million, respectively.
Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At June 30, 2017 and December 31, 2016, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $8.3 million and $16.3 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At June 30, 2017 and December 31, 2016, Atlantic Capital had credit risk participation agreements with a notional amount of $16.3 million and $4.5 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of June 30, 2017 and December 31, 2016:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		June 30, 2017		December 31, 2016
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$25,000	$38	$50,000	$186

Cash flow hedge of LIBOR based loans	Other liabilities	$25,000	$1	$—	$—

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		June 30, 2017		December 31, 2016
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$70,476	$1,262	$70,352	$1,364
Zero premium collar	Other assets	96,396	2,850	98,697	2,760
		$166,872	$4,112	$169,049	$4,124

Dealer offsets to customer swap positions	Other liabilities	$70,476	$1,306	$70,352	$1,371
Credit risk participation	Other liabilities	16,304	6	4,460	—
Dealer offset to zero premium collar	Other liabilities	96,396	2,931	98,697	2,760
		$183,176	$4,243	$173,509	$4,131
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and six months ended June 30, 2017 and 2016:

Derivatives in Cash Flow Hedging Relationships
	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)			Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2017	2016	Location	2017	2016	2017	2016	Location	2017	2016
Interest rate swaps	$19	$169	Interest income	$110	$183	$(127)	$742	Interest income	$247	$369

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT

Federal Home Loan Bank borrowings as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017			December 31, 2016
	Balance	Interest Rate		Balance	Interest Rate
	(in thousands)			(in thousands)
FHLB short-term borrowings:			FHLB short-term borrowings:
Fixed rate advance maturing July 3, 2017	25,000	1.02%	Fixed rate advance maturing January 17, 2017	40,000	0.64%
Fixed rate advance maturing July 20, 2017	40,000	1.16%	Fixed rate advance maturing January 24, 2017	40,000	0.61%
Fixed rate advance maturing July 24, 2017	35,000	1.16%	Fixed rate advance maturing January 30, 2017	30,000	0.62%
Fixed rate advance maturing July 24, 2017	40,000	1.17%	Total	$110,000
Fixed rate advance maturing July 27, 2017	40,000	1.17%
Total	$180,000

Federal Funds purchased and securities sold under agreements to repurchase			Federal Funds purchased and securities sold under agreements to repurchase
Federal Funds purchased	15,000	1.28%- 1.31%	Federal Funds purchased	—	—%

Total Short-Term Borrowings	$195,000		Total Short-Term Borrowings	$110,000

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
Subordinated debt is summarized as follows.

	June 30, 2017	December 31, 2016
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	549	634
Subordinated debt, net	$49,451	$49,366
All subordinated debt outstanding at June 30, 2017 matures after more than five years.

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
As of June 30, 2017, approximately 3,862,000 additional awards were available to be granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.
As of June 30, 2017, no warrants were outstanding for the purchase of common stock. As of December 31, 2016, warrants for 363,000 shares were outstanding for the purchase of common stock at a price of $10.00 per warrant. The warrants were issued as of May 14, 2007, the date of issuance of common stock sold in the initial private placement, and were exercisable for a period of ten years following the issuance.
The Company estimates the fair value of its options and warrants awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options or warrants granted during the six months ended June 30, 2017 and 2016.
The following table represents stock option and warrant activity for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,485,704	$11.69
Exercised	(694,984)	10.48
Forfeited	(628)	10.31
Expired	(635)	126.22
Outstanding, June 30, 2017	789,457	$12.61	6.02	$5,274

Exercisable, June 30, 2017	513,515	$11.72	4.99	$3,926
Atlantic Capital recognized compensation expense relating to stock options of $139,000 and $281,000 for the three and six months ended June 30, 2017, respectively, and $203,000 and $445,000 for the three and six months ended June 30, 2016, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.
The following table represents restricted stock activity for the six months ended June 30, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2016	259,165	$13.70
Granted	61,715	18.72
Vested	(58,309)	12.25
Forfeited	(26,875)	14.57
Outstanding, June 30, 2017	235,696	$15.27
Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended June 30, 2017 and 2016, compensation expense of $243,000 and $205,000, respectively, was recognized related to restricted stock awards. For the six months ended June 30, 2017 and 2016, compensation expense of $473,000 and $455,000, respectively, was recognized related to restricted stock awards.
As of June 30, 2017, there was $2.7 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.84 years.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the six months ended June 30, 2017. There was one transfer between Level 2 and Level 3 and no transfers between Level 1 and Level 2 during the six months ended June 30, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.

	Fair Value Measurements at
	June 30, 2017 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$35,125	$—	$35,125
U.S. states and political subdivisions	—	94,168	—	94,168
Trust preferred securities	—	4,688	—	4,688
Corporate debt securities	—	19,220	—	19,220
Mortgage-backed securities	—	297,072	—	297,072
Total securities available-for-sale	$—	$450,273	$—	$450,273
Interest rate derivative assets	$—	$4,150	$—	$4,150
Interest rate derivative liabilities	$—	$4,244	$—	$4,244

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$21,152	$—	$21,152
U.S. states and political subdivisions	—	90,172	—	90,172
Trust preferred securities	—	4,525	—	4,525
Corporate debt securities	—	19,231	—	19,231
Mortgage-backed securities	—	212,625	—	212,625
Total securities available-for-sale	$—	$347,705	$—	$347,705
Interest rate derivative assets	$—	$4,310	$—	$4,310
Interest rate derivative liabilities	$—	$4,131	$—	$4,131

For the six months ended June 30, 2017 and 2016, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.

June 30, 2017	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$7,655	$7,655

December 31, 2016	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$7,248	$7,248

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at June 30, 2017 and December 31, 2016.

	Fair Value Measurements at
	June 30, 2017 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$45,008	$45,008	$—	$—
Interest bearing deposits in banks	36,171	36,171	—	—
Other short-term investments	17,459	17,459	—	—
Total securities available-for-sale	450,273	—	450,273	—
FHLB stock	10,126	—	—	10,126
Federal Reserve Bank stock	9,781	—	—	9,781
Loans held for investment, net	1,940,221	—	—	1,999,159
Loans held for sale	1,744	—	1,744	—
Derivative assets	4,150	—	4,150	—
Financial liabilities
Deposits	$2,113,954	$—	$2,006,800	$—
Federal funds purchased and securities sold under agreements to repurchase	15,000	15,000	—	—
Subordinated debt	49,451	—	50,007	—
FHLB advances	180,000	—	180,012	—
Derivative financial instruments	4,244	—	4,244	—

	Fair Value Measurements at
	December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$36,790	$36,790	$—	$—
Interest-bearing deposits in other banks	118,039	118,039	—	—
Other short-term investments	10,896	10,896	—	—
Total securities available-for-sale	347,705	—	347,705	—
FHLB stock	7,067	—	—	7,067
Federal Reserve Bank stock	9,690	—	—	9,690
Loans held for investment, net	1,960,735	—	—	1,939,895
Loans held for sale	35,219	—	35,219	—
Derivative assets	4,310	—	4,310	—
Financial liabilities
Deposits	$2,205,991	$—	$2,144,196	$—
Deposits to be assumed in branch sale	31,589	—	31,589	—
Subordinated debt	49,366	—	48,971	—
FHLB advances	110,000	—	109,946	—
Derivative financial instruments	4,131	—	4,131	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$631,250	$617,432
Standby letters of credit	15,925	16,625
	$647,175	$634,057

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Atlantic Capital Bancshares, Inc. (the “Company” or “Atlantic Capital”) contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the expected growth opportunities and cost savings from the acquisition of First Security Group, Inc. (“First Security”) may not be fully realized or may take longer to realize than expected;

•	loss of income from our TriNet division following our exit of this business;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of our products and services;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which we conduct operations may adversely affect our operating results;

•	the potential impact of any legal, regulatory and policy changes affecting financial institutions and the economies in which we conduct operations as a result of the new presidential administration;

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
Non-GAAP Financial Measures.
This Form 10-Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Atlantic Capital management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin; (iv) net interest income after provision for loan losses-taxable equivalent; (v) income before income taxes-taxable equivalent; and (vi) income tax expense-taxable equivalent. Management uses these non-GAAP financial measures because it believes they provide a greater understanding of ongoing performance and operations, enhance comparability with prior periods, and provide users of our financial information with a meaningful measure for assessing our financial results and credit trends. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as an alternative to any measure of performance or financial condition as determined in accordance with GAAP. In addition, non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures presented by other companies. Investors should consider Atlantic Capital’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. A reconciliation of these non-GAAP financial measures to GAAP financial measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
Atlantic Capital reported net income of $4.3 million for the second quarter of 2017. This compared to net income of $5.1 million for the second quarter of 2016. Diluted income per common share was $.17 for the second quarter of 2017 compared to diluted income per common share of $.20 for the second quarter of 2016.
For the six months ended June 30, 2017, Atlantic Capital reported net income of $7.6 million. This compared to net income $8.1 million for the first six months ended June 30, 2016. Diluted income per common share was $.29 for the six months ended June 30, 2017 compared to $.32 for the same period in 2016.
The decrease in net income for the three months ended June 30, 2017, compared to the same period in 2016, was primarily the result of a $3.9 million gain on the sale of seven branches in the second quarter of 2016 and a $1.2 million, or 155%, higher loan loss provision in the second quarter of 2017. These decreases in net income were offset by a $1.3 million, or 7%, increase in net interest income before provision for loan losses and a $1.3 million, or 7%, reduction in noninterest expense.
For the six months ended June 30, 2017 compared to the first six months of 2016, the decrease in net income was primarily attributable to a $4.2 million, or 31%, decrease in noninterest income and a $1.5 million, or 128%, increase in loan loss provision. The decrease in noninterest income compared to 2016 was primarily due to the $3.9 million gain on sale of branches and a $1.1 million, or 97%, decrease in TriNet lending activities. This was offset by a $1.7 million, or 4%, increase in net interest income before provision for loan losses and a $1.8 million, or 5%, reduction in noninterest expense.
Taxable equivalent net interest income was $20.7 million for the second quarter of 2017, compared to $19.3 million for the second quarter of 2016. Taxable equivalent net interest margin increased to 3.26% for the three months ended June 30, 2017 from 3.12% for the three months ended June 30, 2016. For the six months ended June 30, 2017, taxable equivalent net interest income was $40.2 million compared to $38.2 million for the same period of 2016. Taxable equivalent net interest margin increased to 3.23% for the six months ended June 30, 2017 from 3.18% for the six months ended June 30, 2016. The margin increase for the three and six months ended June 30, 2017 compared to the prior year was due to increased investment in non-taxable investment securities and increases in the Fed Funds rate in December 2016 and March 2017.
Provision for loan losses for the quarter ended June 30, 2017 totaled $2.0 million, an increase of $1.2 million from the quarter ended June 30, 2016. The higher provision for the three months ended June 30, 2017 was primarily related to the downgrade of a $7.7 million loan relationship to nonperforming and an additional $1.0 million specific reserve related to this downgrade. The specific reserve for this loan relationship totaled $2.8 million as of June 30, 2017. For the six months ended June 30, 2017, Atlantic Capital’s provision for loan losses was $2.6 million compared to a provision of $1.1 million for the first six months of 2016. The increase was primarily due to the same factors resulting in the quarterly increase, as well as a change in the loan portfolio mix.
Noninterest income decreased $3.6 million, or 40%, to $5.3 million from the second quarter of 2016. The decrease was primarily due to a $3.9 million gain on the sale of seven branches in the second quarter of 2016. For the first six months of 2017, noninterest income decreased $4.2 million, or 31%, to $9.1 million. The decrease was primarily due to the same factors resulting in the quarterly decrease as well as a $1.1 million decrease in gains on the sale of TriNet loans.
For the second quarter of 2017, noninterest expense decreased $1.3 million, or 7%, compared to the second quarter of 2016. Noninterest expense totaled $35.4 million for the six months ended June 30, 2017, compared to $37.2 million for the same period in 2016. The most significant component of the decrease for the quarterly and six month periods was a $906,000, or 75%, and $1.7 million, or 84%, respectively, reduction in merger and conversion costs due to the substantial completion of the integration of FSGBank, N.A. (“FSGBank”) into Atlantic Capital Bank in 2016.

Table 1 - Quarterly Selected Financial Data
(in thousands, except share and per share data; taxable equivalent)

	2017		2016			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2017	2016
INCOME SUMMARY
Interest income	$24,545	$22,716	$22,530	$22,428	$22,190	$47,261	$43,743
Interest expense	3,833	3,208	3,029	2,941	2,907	7,041	5,539
Net interest income	20,712	19,508	19,501	19,487	19,283	40,220	38,204
Provision for loan losses	1,980	634	2,208	463	777	2,614	1,145
Net interest income after provision for loan losses	18,732	18,874	17,293	19,024	18,506	37,606	37,059
Noninterest income	5,287	3,857	4,430	4,002	8,880	9,144	13,300
Noninterest expense	17,623	17,744	18,775	17,296	18,943	35,367	37,209
Income before income taxes	6,396	4,987	2,948	5,730	8,443	11,383	13,150
Income tax expense	2,067	1,757	1,339	2,022	3,296	3,824	5,072
Net income	$4,329	$3,230	$1,609	$3,708	$5,147	$7,559	$8,078

PER SHARE DATA
Basic earnings per share	$0.17	$0.13	$0.06	$0.15	$0.21	$0.30	$0.33
Diluted earnings per share	0.17	0.13	0.06	0.15	0.20	0.29	0.32

PERFORMANCE MEASURES
Return on average equity	5.48%	4.19%	2.09%	4.84%	6.88%	4.88%	5.47%
Return on average assets	0.63	0.48	0.24	0.55	0.76	0.56	0.61
Taxable equivalent net interest margin	3.26	3.20	3.11	3.12	3.12	3.23	3.18
Efficiency ratio	68.37	76.78	79.19	74.05	67.44	72.35	73.58
Equity to assets	11.82	11.10	11.13	11.17	10.83	11.82	10.83

ASSET QUALITY
Allowance for loan losses to loans	1.11%	1.05%	1.04%	0.92%	0.95%	1.11%	0.95%
Net charge-offs	$49	$1,290	$147	$306	$8	$1,339	$1,673
Net charge-offs to average loans(1)	0.01%	0.26%	0.03%	0.06%	—%	0.14%	0.17%
NPAs to total assets	0.52	0.21	0.13	0.09	0.07	0.52	0.07

AVERAGE BALANCES
Total loans	$1,962,374	$1,949,385	$2,036,995	$2,003,180	$2,000,685	$1,955,915	$1,941,217
Investment securities	455,090	419,335	349,762	335,880	358,439	437,311	358,084
Total assets	2,762,389	2,694,715	2,722,444	2,717,996	2,718,110	2,728,739	2,669,430
Deposits	2,158,675	2,111,992	2,094,885	2,163,569	2,135,292	2,135,462	2,145,488
Shareholders’ equity	316,825	308,261	308,588	306,642	299,170	312,567	295,488
Number of common shares - basic	25,621,910	25,320,690	25,027,304	24,891,822	24,644,755	25,472,132	24,565,328
Number of common shares - diluted	25,831,281	25,672,286	25,407,728	25,260,280	25,158,694	25,753,633	25,082,968

(1) Annualized.

Table 1 - Quarterly Selected Financial Data (continued)
(in thousands, except share and per share data)

	2017		2016			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2017	2016
AT PERIOD END
Total loans	$1,963,835	$1,930,965	$2,016,549	$2,054,702	$1,971,198	$1,963,835	$1,971,198
Investment securities	450,273	456,942	347,705	348,484	328,370	450,273	328,370
Total assets	2,702,575	2,802,078	2,727,543	2,761,244	2,807,822	2,702,575	2,807,822
Deposits	2,113,954	2,203,039	2,237,580	2,188,856	2,158,305	2,113,954	2,158,305
Shareholders’ equity	319,435	310,967	303,658	308,463	304,066	319,435	304,066
Number of common shares outstanding	25,654,521	25,535,013	25,093,135	24,950,099	24,750,163	25,654,521	24,750,163

Non-GAAP Performance Measures Reconciliation
(in thousands)
	2017		2016			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2017	2016
Interest income reconciliation
Interest income - GAAP	$24,322	$22,461	$22,307	$22,295	$22,116	$46,783	$43,615
Taxable equivalent adjustment	223	255	223	133	74	478	128
Interest income - taxable equivalent	$24,545	$22,716	$22,530	$22,428	$22,190	$47,261	$43,743

Net interest income reconciliation
Net interest income - GAAP	$20,489	$19,253	$19,278	$19,354	$19,209	$39,742	$38,076
Taxable equivalent adjustment	223	255	223	133	74	478	128
Net interest income - taxable equivalent	$20,712	$19,508	$19,501	$19,487	$19,283	$40,220	$38,204

Net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$18,509	$18,619	$17,070	$18,891	$18,432	$37,128	$36,931
Taxable equivalent adjustment	223	255	223	133	74	478	128
Net interest income after provision for loan losses - taxable equivalent	$18,732	$18,874	$17,293	$19,024	$18,506	$37,606	$37,059

Income before income taxes reconciliation
Income (loss) before income taxes - GAAP	$6,173	$4,732	$2,725	$5,597	$8,369	$10,905	$13,022
Taxable equivalent adjustment	223	255	223	133	74	478	128
Income before income taxes - taxable equivalent	$6,396	$4,987	$2,948	$5,730	$8,443	$11,383	$13,150

Income tax expense reconciliation
Income tax expense - GAAP	$1,844	$1,502	$1,116	$1,889	$3,222	$3,346	$4,944
Taxable equivalent adjustment	223	255	223	133	74	478	128
Income tax expense - taxable equivalent	$2,067	$1,757	$1,339	$2,022	$3,296	$3,824	$5,072

Net interest margin reconciliation
Net interest margin - GAAP	3.23%	3.16%	3.07%	3.10%	3.11%	3.19%	3.17%
Impact of taxable equivalent adjustment	0.03	0.04	0.04	0.02	0.01	0.04	0.01
Net interest margin - taxable equivalent	3.26%	3.20%	3.11%	3.12%	3.12%	3.23%	3.18%

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for the second quarter of 2017 totaled $20.7 million, a $1.4 million, or 7%, increase compared to the second quarter of 2016. This increase was primarily driven by a $2.4 million, or 11%, increase in taxable equivalent interest income. The change in taxable equivalent net interest income primarily resulted from the following:

•
a $1.2 million, or 84%, increase to $2.6 million in taxable equivalent interest income on investment securities, resulting from a $96.7 million, or 27%, increase in average balance, due primarily to the increased investment in non-taxable investment securities; and

•	a $1.1 million, or 5%, increase in interest income on loans, resulting from increases in the Fed Funds rate in December 2016 and March 2017.
Interest expense for the three months ended June 30, 2017 totaled $3.8 million, a $926,000, or 32%, increase from the same period of 2016. The rate paid on interest bearing liabilities increased 23 basis points from the second quarter of 2016 to the second quarter of 2017, driven by an increase in interest rates on deposits and other borrowings. Average interest-bearing deposits were lower mainly due to the branch sale in the second quarter of 2017 and a reduction in brokered deposits. In addition, premium amortization of acquired time deposits reduced interest expense during the second quarter of 2017 in the amount of $86,000, compared to $234,000 in the second quarter of 2016.
Taxable equivalent net interest income for the six months ended June 30, 2017 totaled $40.2 million, a $2.0 million, or 5%, increase compared to the same period in 2016. This increase was primarily driven by a $3.5 million, or 8%, increase in taxable equivalent interest income. The interest income increase primarily resulted from the following:

•
a $1.8 million, or 59%, increase to $4.9 million in tax equivalent interest income on investment securities, resulting from a $79.2 million, or 22%, increase in average balance, due primarily to the increased investment in non-taxable investment securities; and

•	a $1.4 million, or 4%, increase in interest income on loans, resulting from increases in the Fed Funds rate in December 2016 and March 2017.
Interest expense for the six months ended June 30, 2017 totaled $7.0 million, a $1.5 million, or 27%, increase from the same period of 2016, primarily due to a $1.0 million, or 29%, increase in interest paid on deposits. The rate paid on interest bearing liabilities increased 18 basis points from the first six months of 2016 to the same period of 2017, driven by an increase in interest rates on deposits and other borrowings. In addition, premium amortization of acquired time deposits reduced interest expense during the first six months of 2017 in the amount of $205,000, as compared to $542,000 in the same period of 2016.
Taxable equivalent net interest margin increased to 3.26% from 3.12% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Taxable equivalent net interest margin for the six months ended June 30, 2017 increased to 3.23% compared to 3.18% for the six months ended June 30, 2016. The primary reasons for the increase in taxable equivalent net interest margin for the three and six month periods were the higher level of investment in non-taxable investment securities and higher interest rates on loans resulting from the Fed Funds rate increases in December 2016 and March 2017.
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

Table 2 - Average Balance Sheets and Net Interest Analysis
(dollars in thousands; taxable equivalent)
	Three months ended June 30,
	2017			2016
	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$85,935	$233	1.09%	$84,734	$131	0.62%
Other short-term investments	23,683	117	1.98%	27,777	100	1.45%
Investment securities:
Taxable investment securities	373,170	1,862	2.00%	329,237	1,183	1.45%
Non-taxable investment securities(1)	81,920	716	3.51%	29,202	218	3.00%
Total investment securities	455,090	2,578	2.27%	358,439	1,401	1.57%
Total loans	1,962,374	21,361	4.37%	2,000,685	20,281	4.08%
FHLB and FRB stock	19,352	256	5.31%	14,642	277	7.61%
Total interest-earning assets	2,546,434	24,545	3.87%	2,486,277	22,190	3.59%
Non-earning assets	215,955			231,833
Total assets	$2,762,389			$2,718,110
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,183,744	1,641	0.56%	1,173,093	1,256	0.43%
Time deposits	149,898	270	0.72%	203,679	189	0.37%
Brokered deposits	198,703	570	1.15%	220,098	395	0.72%
Total interest-bearing deposits	1,532,345	2,481	0.65%	1,596,870	1,840	0.46%
Other borrowings	214,931	528	0.99%	204,231	235	0.46%
Long-term debt	49,423	824	6.69%	49,254	832	6.79%
Total interest-bearing liabilities	1,796,699	3,833	0.86%	1,850,355	2,907	0.63%
Demand deposits	626,330			538,422
Other liabilities	22,535			30,163
Shareholders’ equity	316,825			299,170
Total liabilities and shareholders’ equity	$2,762,389			$2,718,110
Net interest spread			3.01%			2.96%
Net interest income and net interest margin(2)		$20,712	3.26%		$19,283	3.12%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 35%, reflecting the statutory federal income tax rate.
(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)
(dollars in thousands; taxable equivalent)
	Six months ended June 30,
	2017			2016
	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$79,251	$398	1.01%	$74,355	$301	0.81%
Other short-term investments	17,402	164	1.90%	28,773	183	1.28%
Investment securities:
Taxable investment securities	356,485	3,386	1.92%	334,059	2,681	1.61%
Non-taxable investment securities(1)	80,826	1,465	3.66%	24,025	375	3.14%
Total investment securities	437,311	4,851	2.24%	358,084	3,056	1.72%
Total loans	1,955,915	41,355	4.26%	1,941,217	39,906	4.13%
FHLB and FRB stock	19,479	493	5.10%	11,845	297	5.04%
Total interest-earning assets	2,509,358	47,261	3.80%	2,414,273	43,743	3.64%
Non-earning assets	219,381			255,157
Total assets	$2,728,739			$2,669,430
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,160,545	2,956	0.51%	1,145,205	2,307	0.41%
Time deposits	156,423	541	0.70%	235,505	413	0.35%
Brokered deposits	195,150	1,031	1.07%	218,294	794	0.73%
Total interest-bearing deposits	1,512,118	4,528	0.60%	1,599,003	3,514	0.44%
Other borrowings	204,761	866	0.85%	151,794	383	0.51%
Long-term debt	49,402	1,647	6.72%	49,234	1,642	6.71%
Total interest-bearing liabilities	1,766,281	7,041	0.80%	1,800,031	5,539	0.62%
Demand deposits	623,344			546,485
Other liabilities	26,547			27,427
Shareholders’ equity	312,567			295,488
Total liabilities and shareholders’ equity	$2,728,739			$2,669,430
Net interest spread			3.00%			3.02%
Net interest income and net interest margin(2)		$40,220	3.23%		$38,204	3.18%

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

Table 3 - Changes in Taxable Equivalent Net Interest Income
(dollars in thousands)
	Three Months Ended June 30, 2017 Compared to 2016 Increase (decrease) Due to Changes in:			Six Months Ended June 30, 2017 Compared to 2016 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$3	$99	$102	$25	$72	$97
Other short-term investments	(20)	37	17	(110)	91	(19)
Investment securities:
Taxable investment securities	220	459	679	211	494	705
Non-taxable investment securities	461	37	498	1,028	62	1,090
Total investment securities	681	496	1,177	1,239	556	1,795
Total loans	(440)	1,520	1,080	289	1,160	1,449
FHLB and FRB stock	62	(83)	(21)	192	4	196
Total interest-earning assets	286	2,069	2,355	1,635	1,883	3,518
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	15	370	385	39	610	649
Time deposits	(97)	178	81	(274)	402	128
Brokered deposits	(61)	236	175	(122)	359	237
Total interest-bearing deposits	(143)	784	641	(357)	1,371	1,014
Total borrowings	26	267	293	223	260	483
Total long-term debt	3	(11)	(8)	3	2	5
Total interest-bearing liabilities	(114)	1,040	926	(131)	1,633	1,502
Change in net interest income	$400	$1,029	$1,429	$1,766	$250	$2,016
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

For the three months ended June 30, 2017, the provision for loan losses was $2.0 million, an increase of $1.2 million, or 155%, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, the provision for loan losses was $2.6 million, an increase of $1.5 million, or 128%, compared to the six months ended June 30, 2016.

The higher provision for the three and six months ended June 30, 2017 was primarily related to the downgrade of a $7.7 million loan relationship to nonperforming and an additional $1.0 million specific reserve related to this downgrade. At June 30, 2017, the specific reserve for this loan relationship totaled $2.8 million. At June 30, 2017, nonperforming loans totaled $12.3 million compared to $922,000 at June 30, 2016. Net loan charge-offs were .01% and .14%, respectively, of average loans (annualized) for the three and six months ended June 30, 2017 compared to 0% and .17%, respectively, for the three and six months ended June 30, 2016. The allowance for loan losses to total loans at June 30, 2017 was 1.11%, compared to .95% at June 30, 2016.

Noninterest Income

Noninterest income for the three and six months ended June 30, 2017 was $5.3 million and $9.1 million, respectively, a decrease of $3.6 million, or 40%, compared to the second quarter of 2016, and a decrease of $4.2 million, or 31%, from the six months ended June 30, 2016. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Service charges	$1,274	$1,392	$(118)	(8)%	$2,623	$2,890	$(267)	(9)%
Securities gains, net	—	11	(11)	(100)	—	44	(44)	(100)
Gain on sales of other assets	666	31	635	2,048	744	79	665	842
Mortgage income	388	447	(59)	(13)	645	786	(141)	(18)
Trust income	488	386	102	26	895	700	195	28
Derivatives income (loss)	116	98	18	18	65	163	(98)	(60)
Bank owned life insurance	384	398	(14)	(4)	762	791	(29)	(4)
SBA lending activities	1,171	1,204	(33)	(3)	2,398	2,084	314	15
TriNet lending activities	20	761	(741)	(97)	40	1,144	(1,104)	(97)
Gains on sale of branches	302	3,885	(3,583)	(92)	302	3,885	(3,583)	(92)
Other noninterest income	478	267	211	79	670	734	(64)	(9)
Total noninterest income	$5,287	$8,880	$(3,593)	(40)%	$9,144	$13,300	$(4,156)	(31)%

Service charges for the second quarter and first six months of 2017 decreased $118,000, or 8%, and $267,000, or 9%, respectively, from the same periods in 2016. The decrease was primarily due to the reduction of retail customer activity from the sale of seven legacy FSGBank branches in the second quarter of 2016.

Gain on sales of other assets for the second quarter and first six months of 2017 increased $635,000 and $665,000, respectively, from the same periods in 2016 due to a $240,000 gain on sale of other real estate and a $426,000 gain on the sale of a tax credit investment during the second quarter of 2017. Trust income for the second quarter and first six months of 2017 increased $102,000, or 26%, and $195,000, or 28%, respectively, from the same periods in 2016 due to an increase in managed assets.

Income from SBA lending activities for the second quarter of 2017 decreased $33,000, or 3%, from the same period in 2016, due to a lower level of loan sales. During the three months ended June 30, 2017 and 2016, guaranteed portions of 10 SBA loans with principal balances of $18.8 million and $19.6 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first six months of 2017 increased $314,000, or 15%, from the same period in 2016, due to a higher level of loan sales earlier in 2017. During the six months ended June 30, 2017 and 2016, guaranteed portions of 21 and 20 SBA loans with principal balances of $36.9 million and $30.0 million, respectively, were sold in the secondary market. During the three and six months ended June 30, 2016, the TriNet lending division contributed $761,000 and $1.1 million, respectively, in noninterest income from the sale of loans. During the third quarter of 2016, Atlantic Capital made the decision to close the TriNet Lending division.

On December 17, 2015, Atlantic Capital announced that it had entered into agreements for the sale of seven legacy FSGBank branches in Eastern Tennessee. The sale of four of the branches closed on April 1, 2016 and the sale of the remaining three branches closed on May 13, 2016. The branch sales resulted in a net gain of $3.9 million for the six months ended June 30, 2016 and included the sale of approximately $191.0 million in deposits, $34.7 million in loans and $8.6 million in other assets. The net gain included the write-off of $2.0 million in core deposit intangibles. In addition, $305,000 in expenses related to the sales were recorded in noninterest expense.

On December 9, 2016, Atlantic Capital entered into a definitive agreement to sell one branch in Cleveland, Tennessee, to SmartBank. The sale closed in the second quarter of 2017, and resulted in a net gain of $302,000 as well as a reduction of approximately $21.9 million in deposits and approximately $27.3 million in loans and other assets. The gross gain of $533,000 was reduced by an impairment of $337,000 in core deposit intangibles, which was offset by a $106,000 reversal in time deposit premium. There were also $38,000 of expenses associated with the divestiture included in noninterest expense in the second quarter of 2017.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Salaries and employee benefits	$10,603	$10,420	$183	2%	$21,668	$20,975	$693	3%
Occupancy	1,074	1,274	(200)	(16)	2,304	2,374	(70)	(3)
Equipment and software	996	724	272	38	1,801	1,410	391	28
Professional services	973	760	213	28	1,877	1,508	369	24
Postage, printing and supplies	78	159	(81)	(51)	163	328	(165)	(50)
Communications and data processing	1,069	694	375	54	2,056	1,610	446	28
Marketing and business development	179	317	(138)	(44)	449	584	(135)	(23)
FDIC premiums	132	493	(361)	(73)	446	891	(445)	(50)
Merger and conversion costs	304	1,210	(906)	(75)	304	1,959	(1,655)	(84)
Amortization of intangibles	425	668	(243)	(36)	895	1,430	(535)	(37)
Foreclosed property/problem asset expense	107	55	52	95	110	159	(49)	(31)
Other noninterest expense	1,683	2,169	(486)	(22)	3,294	3,981	(687)	(17)
Total noninterest expense	$17,623	$18,943	$(1,320)	(7)%	$35,367	$37,209	$(1,842)	(5)%

Noninterest expense for the second quarter of 2017 was $17.6 million, a decrease of $1.3 million, or 7%, from the second quarter of 2016. For the six months ended June 30, 2017, noninterest expense totaled $35.4 million, a decrease of $1.8 million, or 5%, from the same period in 2016. The decrease from the prior periods mostly reflects lower merger and conversion costs related to the acquisition of First Security.
Salaries and employee benefits expense for the three months ended June 30, 2017 totaled $10.6 million, an increase of $183,000, or 2%, from the same period in 2016. For the first six months of 2017, salaries and employee benefits totaled $21.7 million, an increase of $693,000, or 3%, from the first six months of 2016. The increase was primarily attributable to higher salary and insurance costs. Full time equivalent headcount totaled 329 at June 30, 2017, compared to 337 at June 30, 2016, a decrease of 8 positions, mainly from branch closures and divestitures.
Occupancy costs were $1.1 million for the second quarter of 2017, a decrease of $200,000, or 16%, compared to the second quarter of 2016. For the six months ended June 30, 2017, occupancy costs were $2.3 million, a decrease of $70,000, or 3%, from the first six months of 2016. The decrease was due to the divestiture of seven branches in the second quarter of 2016.
Equipment and software costs were $996,000 for the second quarter of 2017, an increase of $272,000, or 38%, compared to the second quarter of 2016. For the six months ended June 30, 2017, equipment and software costs were $1.8 million, an increase of $391,000, or 28%, from the first six months of 2016. The increase was due to higher ATM managed services costs.
Professional services costs were $973,000 for the second quarter of 2017, an increase of $213,000, or 28%, compared to the second quarter of 2016. For the six months ended June 30, 2017, professional services costs were $1.9 million, an increase of $369,000, or 24%, from the first six months of 2016. The increase was due to higher accounting and consulting fees.
Communications and data processing costs were $1.1 million for the second quarter of 2017, an increase of $375,000, or 54%, compared to the second quarter of 2016. For the six months ended June 30, 2017, communications and data processing costs were $2.1 million, an increase of $446,000, or 28%, from the first six months of 2016. In 2016, core processing expenses were reduced by vendor credits.
Merger and conversion costs were $304,000 for the second quarter of 2017, a decrease of $906,000, or 75%, compared to the second quarter of 2016. For the six months ended June 30, 2017, merger and conversion costs were $304,000, a decrease of $1.7 million, or 84%, from the first six months of 2016. Merger expenses include professional fees, severance, rebranding and data conversion costs related to the acquisition of First Security.
Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $425,000 and $895,000 for the three months and six ended June 30, 2017, respectively, and $668,000 and $1.4 million for the three months and six ended June 30, 2016, respectively. The decrease in 2017 was mainly due to the write-off of core deposit intangibles related to the seven branches divested during the second quarter of 2016 and one branch divested during the second quarter of 2017.
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
The income tax provision for the second quarter and first six months of 2017 was $1.8 million and $3.3 million, respectively, as compared with $3.2 million and $4.9 million for the same periods in 2016. The effective tax rate (as a percentage of pre-tax earnings) was 29.9% and 30.7%, respectively, for the second quarter and first six months of 2017 compared to 38.5% and 38.0%, respectively, for the same periods in 2016. The decrease in the effective tax rate for the three and six months ended June 30,2017 was driven mainly by the decrease in non-deductible merger expenses in 2017 compared to 2016, excess benefit related to stock compensation in 2017 compared to 2016, and the increase in non-taxable income on municipal securities purchased throughout the latter half of 2016 and beginning of 2017.
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
Based on all evidence considered, as of June 30, 2017 and 2016, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At June 30, 2017 and 2016, Atlantic Capital had a deferred tax asset valuation allowance totaling $9.2 million and $9.5 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION
Total assets at June 30, 2017 and December 31, 2016 were $2.70 billion and $2.73 billion, respectively. Average total assets for the second quarter of 2017 were $2.76 billion, compared to $2.72 billion in the second quarter of 2016.
Loans
At June 30, 2017, total loans decreased $52.7 million, or 3%, to $1.96 billion compared to $2.02 billion at December 31, 2016, primarily due to the sale of $30.9 million in connection with the branch sale, as well as a decrease of $99.5 million in mortgage warehouse participations, resulting from a decrease in commitments and the market effect of increases in the Fed Funds rate in December 2016 and March 2017. Table 6 provides additional information regarding Atlantic Capital’s loan portfolio.

Table 6 - Loans
(dollars in thousands)
	June 30, 2017	% of Total Loans	December 31, 2016	% of Total Loans

Loans held for sale
Branch loans held for sale	$—		$30,917
Other loans held for sale	1,744		4,302
Total loans held for sale	$1,744		$35,219

Loans held for investment
Commercial loans:
Commercial and industrial	$578,888	30%	$531,061	27%
Commercial real estate:
Owner occupied	351,733	18	352,523	18
Non-owner occupied	631,142	32	506,255	26
Construction and land	125,058	6	219,352	11
Mortgage warehouse participations	47,992	2	147,519	7
Total commercial loans	1,734,813	88	1,756,710	89

Residential:
Residential mortgages	101,798	5	101,921	5
Home equity	79,769	4	77,358	4
Total residential loans	181,567	9	179,279	9

Consumer	31,981	2	27,338	1
Other	18,013	1	21,565	1
	1,966,374		1,984,892
Less net deferred fees and other unearned income	(4,283)		(3,562)
Total loans held for investment	1,962,091		1,981,330

Total loans	$1,963,835		$2,016,549

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans totaling $1.2 million were not classified as nonaccrual at June 30, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At June 30, 2017, Atlantic Capital’s nonperforming assets totaled $14.1 million, or 0.52% of assets, compared to $3.5 million, or 0.13% of assets, at December 31, 2016. The increase was primarily due to Atlantic Capital Bank N.A. (the “Bank”) placing three loan relationships totaling $10.6 million on nonaccrual status.
Nonaccrual loans totaled $11.9 million and $621,000 as of June 30, 2017 and December 31, 2016, respectively. The increase was primarily due to the Bank placing three loan relationships totaling $10.6 million on nonaccrual status. Loans past due 90 days and still accruing totaled $391,000 at June 30, 2017 compared to $994,000 at December 31, 2016. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(dollars in thousands)

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Nonaccrual loans	$11,909	$3,212	$621	$28	$657
Loans past due 90 days and still accruing	391	771	994	762	265
Total nonperforming loans* (NPLs)	12,300	3,983	1,615	790	922
Other real estate owned	1,819	1,869	1,872	1,727	951
Total nonperforming assets (NPAs)	$14,119	$5,852	$3,487	$2,517	$1,873
NPLs as a percentage of total loans	0.63%	0.21%	0.08%	0.04%	0.05%
NPAs as a percentage of total assets	0.52	0.21	0.13	0.09	0.07
*Nonperforming loans exclude those loans which are PCI loans
Troubled Debt Restructurings

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

Table 8 - Troubled Debt Restructurings
(dollars in thousands)
	June 30, 2017	December 31, 2016
Accruing TDRs	$5,558	$6,602
Nonaccruing TDRs	534	—
Total TDRs	$6,092	$6,602
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $57.3 million and $47.6 million, respectively, as of June 30, 2017 and December 31, 2016. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.
Allowance for Loan Losses
At June 30, 2017, the allowance for loan losses totaled $21.9 million, or 1.11% of loans, compared to $20.6 million, or 1.04% of loans, at December 31, 2016. The increase in the allowance was primarily related to the downgrade of a $7.7 million loan relationship to nonperforming and an additional $1.0 million specific reserve related to this downgrade.
Net charge-offs for the second quarter of 2017 and 2016 were $49,000 and $8,000, respectively. For the six months ended June 30, 2017, net charge-offs totaled $1.3 million compared to $1.7 million for the same period in 2016. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(dollars in thousands)
	2017		2016
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$19,939	$20,595	$18,534	$18,377	$17,608
Provision for loan losses	2,048	565	2,134	463	777
Provision for PCI loan losses	(68)	69	74	—	—
Loans charged-off:
Commercial and industrial	—	(781)	—	(61)	(5)
Commercial real estate	—	(132)	24	(226)	—
Residential mortgages	—	(46)	—	—	(2)
Home equity	(8)	—	—	(9)	(23)
Consumer	(57)	(332)	(158)	(60)	(38)
Other	—	—	—	(5)	—
Total loans charged-off	(65)	(1,291)	(134)	(361)	(68)
Recoveries on loans previously charged-off:
Commercial and industrial	7	—	—	2	—
Commercial real estate	2	—	(15)	20	—
Construction and land	—	—	—	12	—
Residential mortgages	1	—	—	5	—
Home equity	1	—	—	2	—
Consumer	5	1	2	12	60
Other	—	—	—	2	—
Total recoveries	16	1	(13)	55	60
Net charge-offs	$(49)	$(1,290)	$(147)	$(306)	$(8)
Balance at period end	$21,870	$19,939	$20,595	$18,534	$18,377

Net charge-offs (annualized) to average loans	0.01%	0.26%	0.03%	0.06%	—%
Allowance for loan losses to total loans	1.11	1.05	1.04	0.92	0.95

Investment Securities
Investment securities available-for-sale totaled $450.3 million at June 30, 2017, compared to $347.7 million at December 31, 2016. Atlantic Capital purchased $121.4 million in available-for-sale securities during the first quarter of 2017, as a response to the decrease in mortgage warehouse participations. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of June 30, 2017, investment securities available-for-sale had a net unrealized loss of $4.0 million, compared to a net unrealized loss of $9.6 million as of December 31, 2016. Market changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of June 30, 2017.
Changes in the amount of Atlantic Capital’s available-for-sale securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at June 30, 2017 and December 31, 2016 are provided in Table 10.

Table 10 - Securities
(dollars in thousands)
	June 30, 2017		December 31, 2016
Available for Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$35,299	$35,125	$21,485	$21,152
U.S. states and political divisions	97,502	94,168	96,908	90,172
Trust preferred securities	4,741	4,688	4,727	4,525
Corporate debt securities	19,777	19,220	19,928	19,231
Residential mortgage-backed securities	296,934	297,072	214,297	212,625
Total	$454,253	$450,273	$357,345	$347,705
The effective duration of Atlantic Capital’s securities at June 30, 2017 was 4.88 years.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at June 30, 2017 in Atlantic Capital’s other intangible assets.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.

LIQUIDITY AND CAPITAL RESOURCES
Deposits
At June 30, 2017, total deposits were $2.11 billion, a decrease of $123.6 million, or 6%, from December 31, 2016. Noninterest-bearing demand deposits decreased $30.1 million, or 5%, and deposits to be assumed in branch sale decreased $31.6 million, or 100%, from December 31, 2016 to June 30, 2017.
Total average deposits for the quarter ended June 30, 2017 were $2.16 billion, an increase of $23.4 million, or 1%, from the same period in 2016. Average noninterest-bearing demand deposits increased $87.9 million, or 16%, and average time deposits decreased $53.8 million, or 26%, from the quarter ended June 30, 2016 to the same period in 2017. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits
(dollars in thousands)

Period End Deposits

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	Linked Quarter Change	Year Over Year Change

DDA	$612,744	$606,386	$643,471	$557,783	$592,043	$6,358	$20,701
NOW	250,254	259,760	264,062	260,531	231,091	(9,506)	19,163
Savings	30,170	30,756	27,932	29,658	30,839	(586)	(669)
Money Market	882,824	916,390	912,493	974,072	913,094	(33,566)	(30,270)
Time	142,915	150,867	157,810	172,348	178,615	(7,952)	(35,700)
Brokered	195,047	209,385	200,223	194,464	212,623	(14,338)	(17,576)
Deposits to be assumed in branch sale	—	29,495	31,589	—	—	(29,495)	—
Total Deposits	$2,113,954	$2,203,039	$2,237,580	$2,188,856	$2,158,305	$(89,085)	$(44,351)

Payments Clients	$250,104	$321,899	$347,833	$212,049	$295,440	$(71,795)	$(45,336)

Average Deposits(1)

	2017		2016			Linked Quarter Change	Year Over Year Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

DDA	$626,330	$620,325	$591,166	$555,008	$538,422	$6,005	$87,908
NOW	293,160	290,862	253,187	282,701	272,556	2,298	20,604
Savings	30,468	30,306	29,741	30,692	35,090	162	(4,622)
Money Market	860,116	815,920	853,281	923,435	865,447	44,196	(5,331)
Time	149,898	163,021	169,677	175,135	203,679	(13,123)	(53,781)
Brokered	198,703	191,558	197,833	196,598	220,098	7,145	(21,395)
Total Deposits	$2,158,675	$2,111,992	$2,094,885	$2,163,569	$2,135,292	$46,683	$23,383

Payments Clients	$244,157	$273,630	$211,000	$184,895	$176,474	$(29,473)	$67,683

Noninterest bearing deposits as a percentage of average deposits	29.0%	29.4%	28.2%	25.7%	25.2%
Cost of deposits	0.46%	0.39%	0.37%	0.36%	0.35%

(1) Includes average balances of deposits to be assumed in branch sale.

Short-Term Borrowings
At June 30, 2017 and December 31, 2016, Federal Funds purchased totaled $15.0 million and $0, respectively.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At June 30, 2017 and December 31, 2016, Atlantic Capital had FHLB advances of $180.0 million and $110.0 million, respectively. The balance of FHLB borrowings increased due to an increase in short-term funding needs.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at June 30, 2017.
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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At June 30, 2017, management believes that Atlantic Capital had sufficient on-balance sheet liquidity to meet its funding needs.
At June 30, 2017, Atlantic Capital had access to $360.0 million in unsecured borrowings and $629.2 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.

Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at June 30, 2017 was $319.4 million, an increase of $15.8 million, or 5%, from December 31, 2016. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.
Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements. Tables 12 and 13 provide additional information regarding regulatory capital requirements and Atlantic Capital’s capital levels.

Table 12 - Capital Ratios
(dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	Minimum	Well capitalized	Minimum Capital plus capital conservation buffer 2019
Risk based ratios:
Common equity tier 1 capital	10.9%	10.3%	12.4%	11.8%	4.5%	6.5%	7.0%
Tier 1 Capital	10.9	10.3	12.4	11.8	6.0	8.0	8.5
Total capital	14.0	13.3	13.4	12.7	8.0	10.0	10.5
Leverage ratio	9.5	9.1	10.7	10.4	4.0	5.0	N/A

Common equity tier 1 capital	$254,997	$241,313	$289,691	$276,778
Tier 1 capital	254,997	241,313	289,691	276,778
Total capital	327,098	311,954	312,341	298,053

Risk weighted assets	2,337,068	2,343,622	2,336,639	2,344,387
Quarterly average total assets for leverage ratio	2,762,389	2,654,473	2,704,198	2,654,473
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
Under the revised rules, Atlantic Capital’s common equity tier 1 ratio was 10.9% at June 30, 2017, exceeding the fully phased-in minimum of 7.0%, which includes the 2.5% minimum capital conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 13 - Tier 1 Common Equity
(dollars in thousands)

June 30, 2017
Tier 1 capital	$254,997
Less: restricted core capital	—
Tier 1 common equity	$254,997

Risk-adjusted assets	$2,337,068
Tier 1 common equity ratio	10.9%
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2017, Atlantic Capital had issued commitments to extend credit of approximately $631.3 million and standby letters of credit of approximately $15.9 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations at June 30, 2017 compared to December 31, 2016.
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
Credit risk management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and investment securities. Atlantic Capital’s independent credit review function conducts risk reviews and analyses of loans to help assure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by industry, collateral type and product. Atlantic Capital has implemented policies and procedures designed to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan losses that are inherent in the loan portfolio.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of June 30, 2017, indicates that, over a 12-month period, net interest income is estimated to increase by 13.88% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan portfolio consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 14 provides the impact on net interest income resulting from various interest rate scenarios as of June 30, 2017 and December 31, 2016.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	June 30, 2017	December 31, 2016
-100	(10.84)%	(8.59)%
+100	7.22	8.20
+200	13.88	16.39
+300	20.39	20.34
Atlantic Capital also utilizes the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of June 30, 2017, the MVE calculated with a 200-basis point shock up in rates decreased by (4.54)% from the base case MVE value. Table 15 presents the MVE profile as of June 30, 2017 and December 31, 2016.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	June 30, 2017	December 31, 2016
-100	(1.00)%	0.90%
+100	(1.08)	(2.39)
+200	(4.54)	(4.52)
+300	(9.15)	(5.94)
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2017, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 8, 2017

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

10.1	Amendment No. 1 to Employment Agreement, dated July 20, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, and Douglas L. Williams.*
10.2	Amendment No. 1 to Employment Agreement, dated July 20, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, and D. Michael Kramer.*
10.3
Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan (as amended and restated effective May 18, 2017), which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), initially filed with the Securities and Exchange Commission on May 22, 2017.*

10.4	Atlantic Capital Bancshares, Inc. Change in Control Plan.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) the Notes to the Unaudited Consolidated Financial Statements

* Management contract or compensatory plan or arrangement.