Form 10-Q
period 2017-09-30
Atlantic Capital Bancshares, Inc.
filed 2017-11-09
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 25,728,186 shares outstanding as of November 1, 2017

Atlantic Capital Bancshares, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$35,504	$36,790
Interest-bearing deposits in banks	40,558	118,039
Other short-term investments	5,189	10,896
Cash and cash equivalents	81,251	165,725
Securities available-for-sale	447,005	347,705
Other investments	35,818	23,806
Loans held for sale	3,274	35,219
Loans held for investment	1,905,432	1,981,330
Less: allowance for loan losses	(18,870)	(20,595)
Loans held for investment, net	1,886,562	1,960,735
Branch premises held for sale	—	2,995
Premises and equipment, net	11,747	11,958
Bank owned life insurance	63,284	62,160
Goodwill and intangible assets, net	27,945	29,567
Other real estate owned	1,494	1,872
Other assets	80,032	85,801
Total assets	$2,638,412	$2,727,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$599,292	$643,471
Interest-bearing checking	270,740	264,062
Savings	30,131	27,932
Money market	865,238	912,493
Time	144,250	157,810
Brokered deposits	193,994	200,223
Total deposits	2,103,645	2,205,991
Deposits to be assumed in branch sale	—	31,589
Federal Home Loan Bank borrowings	125,000	110,000
Long-term debt	49,493	49,366
Other liabilities	35,520	26,939
Total liabilities	2,313,658	2,423,885
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, no par value – 100,000,000 shares authorized; 25,716,418 and 25,093,135 shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	298,469	292,747
Retained earnings	28,147	16,536
Accumulated other comprehensive (loss) income	(1,862)	(5,625)
Total shareholders’ equity	324,754	303,658
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,638,412	$2,727,543

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$21,491	$20,511	$62,846	$60,418
Investment securities – available-for-sale	2,298	1,293	6,671	4,221
Interest and dividends on other interest-earning assets	562	491	1,617	1,271
Total interest income	24,351	22,295	71,134	65,910
INTEREST EXPENSE
Interest on deposits	2,693	1,956	7,221	5,470
Interest on Federal Home Loan Bank advances	459	133	1,213	324
Interest on federal funds purchased and securities sold under agreements to repurchase	84	37	196	191
Interest on long-term debt	824	815	2,471	2,457
Other	—	—	—	38
Total interest expense	4,060	2,941	11,101	8,480
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	20,291	19,354	60,033	57,430
Provision for loan losses	322	463	2,936	1,608
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,969	18,891	57,097	55,822
NONINTEREST INCOME
Service charges	1,247	1,270	3,870	4,160
(Loss) gain on sales of securities available-for-sale	(80)	—	(80)	44
Gain on sales of other assets	44	71	788	150
Mortgage income	320	632	965	1,418
Trust income	437	361	1,332	1,061
Derivatives income	(3)	69	62	232
Bank owned life insurance	384	424	1,146	1,215
SBA lending activities	888	959	3,286	3,043
TriNet lending activities	20	—	60	1,144
Gains on sale of branches	—	—	302	3,885
Other noninterest income	220	216	890	950
Total noninterest income	3,477	4,002	12,621	17,302
NONINTEREST EXPENSE
Salaries and employee benefits	10,409	10,059	32,077	31,034
Occupancy	1,129	1,235	3,433	3,609
Equipment and software	776	862	2,577	2,272
Professional services	1,595	442	3,472	1,950
Postage, printing and supplies	63	61	226	389
Communications and data processing	982	617	3,038	2,227
Marketing and business development	272	269	721	853
FDIC premiums	308	415	754	1,306
Merger and conversion costs	—	579	304	2,538
Amortization of intangibles	391	520	1,286	1,950
Foreclosed property/problem asset expense	7	39	117	198
Other noninterest expense	1,572	2,198	4,866	6,179
Total noninterest expense	17,504	17,296	52,871	54,505
INCOME BEFORE PROVISION FOR INCOME TAXES	5,942	5,597	16,847	18,619
Provision for income taxes	1,890	1,889	5,236	6,833
NET INCOME	$4,052	$3,708	$11,611	$11,786
NET INCOME PER SHARE:
Net income per share – basic	$0.16	$0.15	$0.45	$0.48
Net income per share – diluted	$0.16	$0.15	$0.45	$0.47

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$4,052	$3,708	$11,611	$11,786
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $272, ($329), $2,450, and $2,354, respectively	434	(524)	3,916	3,771
Reclassification adjustment for losses (gains) included in net income net of tax of $31, $0, $31, and ($17), respectively	49	—	49	(27)
Unrealized gains on available-for-sale securities, net of tax	483	(524)	3,965	3,744
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of ($46), ($169), ($125), and $301, respectively	(75)	(269)	(202)	473
Changes from cash flow hedges	(75)	(269)	(202)	473
Other comprehensive income, net of tax	408	(793)	3,763	4,217
Comprehensive income	$4,460	$2,915	$15,374	$16,003

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Total
Balance - December 31, 2015	24,425,546	$286,367	$3,141	$(1,516)	$287,992
Comprehensive income:
Net Income	—	—	11,786	—	11,786
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	3,744	3,744
Change in unrealized gains on cash flow hedges	—	—	—	473	473
Total comprehensive income					16,003
Issuance of restricted stock	91,486	—	—	—	—
Issuance of common stock for option exercises	366,918	2,568	—	—	2,568
Issuance of common stock for long-term incentive plan	66,149	884	—	—	884
Restricted stock activity	—	378	—	—	378
Stock-based compensation	—	638	—	—	638
Balance - September 30, 2016	24,950,099	$290,835	$14,927	$2,701	$308,463

Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$303,658
Comprehensive income:
Net Income	—	—	11,611	—	11,611
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	3,965	3,965
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(202)	(202)
Total comprehensive income					15,374
Issuance of restricted stock	101,791	—	—	—	—
Issuance of common stock for option exercises	459,693	3,172	—	—	3,172
Issuance of common stock for long-term incentive plan	61,799	1,209	—	—	1,209
Restricted stock activity	—	869	—	—	869
Stock-based compensation	—	472	—	—	472
Balance - September 30, 2017	25,716,418	$298,469	$28,147	$(1,862)	$324,754

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$11,611	$11,786
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,936	1,608
Depreciation, amortization, and accretion	4,088	4,550
Amortization of restricted stock compensation	869	378
Stock option compensation	472	638
Loss (gain) on sales of available-for-sale securities	80	(44)
Loss on disposition of premises and equipment, net	347	—
Net gains on sales of other real estate owned	(267)	(114)
Gain on sale of tax credit	(426)	—
Net increase in cash value of bank owned life insurance	(1,124)	(1,167)
Gain on bank owned life insurance	—	(27)
Net gains on sale of branches	(302)	(3,885)
Origination of servicing assets	(749)	(1,295)
Proceeds from sales of SBA loans	34,448	41,890
Net gains on sale of SBA loans	(2,367)	(2,743)
Proceeds from sales of TriNet loans	—	97,039
Net gains on sale of TriNet loans	—	(1,144)
Changes in operating assets and liabilities -
Net change in loans held for sale	7,587	(47,019)
Net increase in other assets	(4,115)	(8,929)
Net increase (decrease) in accrued expenses and other liabilities	9,454	(2,237)
Net cash provided by operating activities	62,542	89,285
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	35,271	32,438
Maturities and calls	5,190	26,932
Sales	1,813	65,103
Purchases	(139,465)	(117,950)
Net decrease (increase) in loans held for investment	38,720	(294,337)
Purchases of Federal Home Loan Bank stock, net	(721)	(8,569)
Purchases of Federal Reserve Bank stock, net	(91)	(3,055)
Proceeds from bank owned life insurance benefits	—	36
Proceeds from sales of other real estate	1,081	1,814
Net cash received (paid) for branch divestiture	5,379	(140,295)
Purchases of premises and equipment, net	(1,353)	(467)
Net cash used in investing activities	(54,176)	(438,350)

See Accompanying Notes to Consolidated Financial Statements

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
FINANCING ACTIVITIES
Net change in deposits	(111,371)	116,885
Proceeds from Federal Home Loan Bank advances	1,404,000	915,000
Repayments of Federal Home Loan Bank advances	(1,389,000)	(745,000)
Proceeds from exercise of stock options	3,531	2,767
Net cash (used in) provided by financing activities	(92,840)	289,652
NET CHANGE IN CASH AND CASH EQUIVALENTS	(84,474)	(59,413)
CASH AND CASH EQUIVALENTS – beginning of period	165,725	202,885
CASH AND CASH EQUIVALENTS – end of period	$81,251	$143,472

	Nine Months Ended
	September 30,
	2017	2016
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$12,270	$9,386
Income taxes paid	$840	$3,462

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
NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12 - “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. Atlantic Capital plans to adopt ASU 2017-12 on January 1, 2018. The guidance requires a modified retrospective transition method resulting in the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. Atlantic Capital does not expect adoption to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 - “Compensation - Stock Compensation (Topic 718): Scope and Modification Accounting.” The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2017. This ASU is not expected to have a material impact on Atlantic Capital’s consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some areas of the simplification apply only to nonpublic entities. The new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools will be eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies will be required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as currently required, through an accounting policy election. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. ASU 2016-09 became effective for the Company on January 1, 2017 and did not have a material effect on its financial position or results of operations.
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
In January 2016, the FASB issued ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.” The guidance in this update requires that equity investments (except those accounting for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, the guidance addresses various disclosure and presentation issues related to financial instruments. For public entities, this update is effective for fiscal years beginning after December 15, 2017 with early application permitted. The adoption of this update is not expected to have a material impact on Atlantic Capital’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this guidance is effective for annual and interim periods beginning after December 15, 2017. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, this ASU will not have a material impact on net interest income and securities gains. Atlantic Capital completed an initial evaluation of the impact to other revenue streams such as service charges and trust income, and believes the most significant changes will be related to disclosures.

NOTE 3 – ACQUISITIONS AND DIVESTITURES

On October 31, 2015, Atlantic Capital completed the acquisition of First Security Group, Inc. (“First Security”). First Security operated twenty-five branches in Georgia and Tennessee. In connection with the acquisition, Atlantic Capital acquired approximately $801.1 million of loans and assumed approximately $970.0 million of deposits.

Acquisition-related costs totaled $0 and $304,000 for the three and nine months ended September 30, 2017, respectively, and $579,000 and $2.5 million for the three and nine months ended September 30, 2016, respectively, and were included in noninterest expense in the consolidated income statement. Acquisition related costs primarily include severance costs, professional services, data processing fees related to systems conversion and other noninterest expenses.

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
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of September 30, 2017 and December 31, 2016. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
September 30, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$5,189	$—	$5,189	$(5,189)	$—	$—
Derivatives	3,993	—	3,993	—	—	3,993
Total	$9,182	$—	$9,182	$(5,189)	$—	$3,993
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,184	—	4,184	(2,868)	(1,316)	—
Total	$4,184	$—	$4,184	$(2,868)	$(1,316)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,896	$—	$10,896	$(10,896)	$—	$—
Derivatives	4,310	—	4,310	—	—	4,310
Total	$15,206	$—	$15,206	$(10,896)	$—	$4,310
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,131	—	4,131	(1,818)	(2,313)	—
Total	$4,131	$—	$4,131	$(1,818)	$(2,313)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at September 30, 2017 and December 31, 2016.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2017
Debt securities—
U.S. Government agencies	$34,961	$108	$(286)	$34,783
U.S. states and political divisions	96,813	339	(3,373)	93,779
Trust preferred securities	4,747	—	(72)	4,675
Corporate debt securities	16,700	115	(659)	16,156
Residential mortgage-backed securities	296,978	3,147	(2,513)	297,612
Total	$450,199	$3,709	$(6,903)	$447,005

December 31, 2016
Debt securities—
U.S. Government agencies	$21,485	$24	$(357)	$21,152
U.S. states and political divisions	96,908	141	(6,877)	90,172
Trust preferred securities	4,727	—	(202)	4,525
Corporate debt securities	19,928	72	(769)	19,231
Residential mortgage-backed securities	214,297	2,689	(4,361)	212,625
Total	$357,345	$2,926	$(12,566)	$347,705

The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$625	$625
Over 1 year through 5 years	25,696	25,507
5 years to 10 years	53,041	52,506
Over 10 years	73,859	70,755
	153,221	149,393
Residential mortgage-backed securities	296,978	297,612
Total	$450,199	$447,005

The following table summarizes available-for-sale securities in an unrealized loss position as of September 30, 2017 and December 31, 2016.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2017
U.S. Government agencies	$22,309	$(221)	2,582	$(65)	$24,891	$(286)
U.S. states and political divisions	39,864	(1,038)	36,070	(2,335)	75,934	(3,373)
Trust preferred securities	—	—	4,675	(72)	4,675	(72)
Corporate debt securities	3,501	(41)	5,895	(618)	9,396	(659)
Residential mortgage-backed securities	77,392	(759)	89,130	(1,754)	166,522	(2,513)
Totals	$143,066	$(2,059)	$138,352	$(4,844)	$281,418	$(6,903)
December 31, 2016
U.S. Government agencies	$12,250	$(263)	$2,881	$(94)	$15,131	$(357)
U.S. states and political divisions	87,511	(6,877)	—	—	87,511	(6,877)
Trust preferred securities	—	—	4,525	(202)	4,525	(202)
Corporate debt securities	7,886	(769)	—	—	7,886	(769)
Residential mortgage-backed securities	151,406	(3,231)	32,550	(1,130)	183,956	(4,361)
Totals	$259,053	$(11,140)	$39,956	$(1,426)	$299,009	$(12,566)

At September 30, 2017, there were 245 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2017 and December 31, 2016 were attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or nine months ended September 30, 2017 or 2016.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Proceeds from sales	$1,813	$—	$1,813	$65,103
Gross realized gains	—	—	—	449
Gross realized losses	(80)	—	(80)	(405)
Net gains on sales of securities	$(80)	$—	$(80)	$44

Investment securities with a carrying value of $100.0 million and $104.9 million were pledged to secure public funds and other borrowings at September 30, 2017 and December 31, 2016, respectively.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of September 30, 2017 and December 31, 2016, is summarized below.

	September 30, 2017	December 31, 2016
	(in thousands)
Loans held for sale
Branch loans held for sale	$—	$30,917
Other loans held for sale	3,274	4,302
Total loans held for sale	$3,274	$35,219

Loans held for investment
Commercial loans:
Commercial and industrial	$562,426	$531,061
Commercial real estate	944,854	858,778
Construction and land	132,080	219,352
Mortgage warehouse participations	41,551	147,519
Total commercial loans	1,680,911	1,756,710
Residential:
Residential mortgages	101,976	101,921
Home equity	78,773	77,358
Total residential loans	180,749	179,279
Consumer	31,750	27,338
Other	16,106	21,565
Total loans	1,909,516	1,984,892
Less net deferred fees and other unearned income	(4,084)	(3,562)
Less allowance for loan losses	(18,870)	(20,595)
Loans held for investment, net	$1,886,562	$1,960,735

At September 30, 2017 and December 31, 2016, loans with a carrying value of $473.5 million and $474.8 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At September 30, 2017, the carrying value and outstanding balance of Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 was $12.1 million and $14.6 million, respectively. At December 31, 2016, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $15.3 million and $18.7 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Balance at beginning of period	$3,130	$1,826	$3,467	$2,369
Additions due to acquisitions	—	—	—	—
Accretion	(427)	(341)	(1,206)	(884)
Reclassification of nonaccretable discount due to change in expected cash flows	(202)	2,404	142	2,404
Other changes, net	281	295	379	295
Balance at end of period	$2,782	$4,184	$2,782	$4,184

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At September 30, 2017, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $3.1 million compared to $3.9 million at December 31, 2016.

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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016.

	2017				2016
Three Months Ended September 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$20,692	$860	$318	$21,870	$16,469	$1,389	$519	$18,377
Provision for loan losses	273	55	(6)	322	409	64	(10)	463
Loans charged-off	(3,308)	(31)	(7)	(3,346)	(287)	(9)	(65)	(361)
Recoveries	16	—	8	24	34	7	14	55
Total ending allowance balance	$17,673	$884	$313	$18,870	$16,625	$1,451	$458	$18,534

	2017				2016
Nine Months Ended September 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,717	$1,418	$460	$20,595	$16,537	$1,981	$387	$18,905
Provision for loan losses	3,152	(451)	235	2,936	1,934	(503)	177	1,608
Loans charged-off	(4,221)	(85)	(396)	(4,702)	(1,897)	(34)	(249)	(2,180)
Recoveries	25	2	14	41	51	7	143	201
Total ending allowance balance	$17,673	$884	$313	$18,870	$16,625	$1,451	$458	$18,534
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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at September 30, 2017 or December 31, 2016, as the carrying value of the respective loan or pool of loans’ cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans being accounted for under ASC 310-30.
The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of September 30, 2017 and December 31, 2016.

September 30, 2017	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$490	$—	$—	$490
Collectively evaluated for impairment	17,102	884	311	18,297
PCI	81	—	2	83
Total ending allowance balance	$17,673	$884	$313	$18,870

Loans:
Loans individually evaluated for impairment	$9,049	$719	$—	$9,768
Loans collectively evaluated for impairment	1,662,299	177,511	47,848	1,887,658
PCI	9,563	2,519	8	12,090
Total ending loans balance	$1,680,911	$180,749	$47,856	$1,909,516

December 31, 2016	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,626	$58	$—	$2,684
Collectively evaluated for impairment	16,018	1,360	459	17,837
PCI	73	—	1	74
Total ending allowance balance	$18,717	$1,418	$460	$20,595

Loans:
Loans individually evaluated for impairment	$13,687	$398	$—	$14,085
Loans collectively evaluated for impairment	1,732,324	174,338	48,892	1,955,554
PCI	10,699	4,543	11	15,253
Total ending loans balance	$1,756,710	$179,279	$48,903	$1,984,892

The following tables present information on Atlantic Capital’s impaired loans for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017					2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$2,424	$2,361	$—	$2,287	$14	$3,118	$3,057	$—	$3,028	$40
Commercial real estate	1,946	1,783	—	1,889	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	236	190	—	191	—	—	—	—	—	—
Home equity	529	529	—	531	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$5,135	$4,863	$—	$4,898	$14	$3,118	$3,057	$—	$3,028	$40
Impaired loans with an allowance recorded:
Commercial and industrial	$4,333	$4,333	$356	$4,375	$49	$4,461	$4,461	$481	$4,461	$—
Commercial real estate	572	572	134	576	6	1,132	1,132	205	1,132	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	406	406	65	406	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,905	$4,905	$490	$4,951	$55	$5,999	$5,999	$751	$5,999	$—
Total impaired loans	$10,040	$9,768	$490	$9,849	$69	$9,117	$9,056	$751	$9,027	$40

	For the Nine Months Ended September 30,
	2017					2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$2,424	$2,361	$—	$2,717	$42	$3,118	$3,057	$—	$2,960	$112
Commercial real estate	1,946	1,783	—	1,925	1	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	236	190	—	221	—	—	—	—	—	—
Home equity	529	529	—	264	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$5,135	$4,863	$—	$5,127	$43	$3,118	$3,057	$—	$2,960	$112
Impaired loans with an allowance recorded:
Commercial and industrial	$4,333	$4,333	$356	$4,454	$149	$4,461	$4,461	$481	$4,461	$—
Commercial real estate	572	572	134	581	19	1,132	1,132	205	1,132	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	406	406	65	406	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,905	$4,905	$490	$5,035	$168	$5,999	$5,999	$751	$5,999	$—
Total impaired loans	$10,040	$9,768	$490	$10,162	$211	$9,117	$9,056	$751	$8,959	$112

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of September 30, 2017 and December 31, 2016, the Company had a recorded investment in TDRs of $7.1 million and $6.6 million, respectively. The Company had commitments to lend additional funds of $34,000 and $387,000 on loans modified as TDRs, as of September 30, 2017 and December 31, 2016, respectively. During the three months ended September 30, 2017, a large Commercial and Industrial borrower was sold. As a part of the deficiency agreement, part of the credit relationship was restructured. The restructure included a charge off and the reclassification of the remaining balance to a TDR of $980,000. Additionally, during the nine months ended September 30, 2017, the modification of terms for one Home Equity loan included a short term extension of the maturity date. During the three and nine months ended September 30, 2016, the modification of terms for one Commercial and Industrial loan included an extension of the maturity date and related amortization period date of two years. The modification of terms for two Commercial Real Estate loans established an interest only payment period of six months. There were no subsequent defaults on prior TDRs.
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

As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
September 30, 2017
Commercial and industrial	$515,388	$13,362	$27,179	$996	$5	$556,930
Commercial real estate	925,588	9,730	4,037	133	1,631	941,119
Construction and land	127,005	4,721	—	22	—	131,748
Residential mortgages	97,685	1,365	714	248	328	100,340
Home equity	76,685	41	469	695	—	77,890
Mortgage warehouse	41,551	—	—	—	—	41,551
Consumer/Other	47,594	60	194	—	—	47,848
Total loans, excluding PCI loans	$1,831,496	$29,279	$32,593	$2,094	$1,964	$1,897,426
Commercial and industrial	$—	$4,781	$715	$—	$—	$5,496
Commercial real estate	3,091	233	295	—	116	3,735
Construction and land	298	7	27	—	—	332
Residential mortgages	396	540	700	—	—	1,636
Home equity	105	475	303	—	—	883
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	1	1	6	—	—	8
Total PCI loans	$3,891	$6,037	$2,046	$—	$116	$12,090

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful	Total
	(in thousands)
December 31, 2016
Commercial and industrial	$494,617	$3,160	$26,399	$3	$471	$524,650
Commercial real estate	843,924	5,513	5,571	—	—	855,008
Construction and land	213,981	4,789	64	—	—	218,834
Residential mortgages	97,660	586	747	147	—	99,140
Home equity	75,031	168	397	—	—	75,596
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer/Other	48,680	190	22	—	—	48,892
Total loans, excluding PCI loans	$1,921,412	$14,406	$33,200	$150	$471	$1,969,639
Commercial and industrial	$4,650	$299	$614	$—	$848	$6,411
Commercial real estate	477	240	2,716	—	337	3,770
Construction and land	229	8	281	—	—	518
Residential mortgages	59	1,232	1,016	—	474	2,781
Home equity	364	834	564	—	—	1,762
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	1	—	10	—	—	11
Total PCI loans	$5,780	$2,613	$5,201	$—	$1,659	$15,253

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans.

	As of September 30, 2017
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$548,425	$7,379	$125	$1,001	$5,496	$562,426
Commercial real estate	936,836	2,519	—	1,764	3,735	944,854
Construction and land	131,328	398	—	22	332	132,080
Residential mortgages	98,308	1,258	198	576	1,636	101,976
Home equity	76,951	244	—	695	883	78,773
Mortgage warehouse	41,551	—	—	—	—	41,551
Consumer	47,676	—	172	—	8	47,856
Total Loans	$1,881,075	$11,798	$495	$4,058	$12,090	$1,909,516

	As of December 31, 2016
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$520,908	$3,079	$189	$474	$6,411	$531,061
Commercial real estate	852,626	2,382	—	—	3,770	858,778
Construction and land	218,290	544	—	—	518	219,352
Residential mortgages	97,901	664	428	147	2,781	101,921
Home equity	74,420	884	292	—	1,762	77,358
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer	48,558	249	85	—	11	48,903
Total Loans	$1,960,222	$7,802	$994	$621	$15,253	$1,984,892

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets as of September 30, 2017 and December 31, 2016 is summarized below:

	September 30,	December 31,
	2017	2016
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(4,257)	(2,971)
Less: impairment related to divested branches	(2,286)	(1,949)
Core deposit intangible, net	3,001	4,624
Servicing assets, net	3,185	3,184
Total other intangibles, net	6,186	7,808
Goodwill	21,759	21,759
Total goodwill and other intangible assets, net	$27,945	$29,567

During the nine months ended September 30, 2017 and 2016, Atlantic Capital recorded measurement period adjustments that decreased goodwill by $0 and $1.6 million, respectively. The adjustments reduced the TriNet servicing asset, increased the book value of securities available-for-sale, and increased the deferred tax asset.
There were no goodwill impairment charges recorded in the three and nine months ended September 30, 2017 and 2016. The following table presents activity for goodwill and other intangible assets:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Goodwill	Core Deposit Intangible	Total	Goodwill	Core Deposit Intangible	Total
	(in thousands)
2017
Balance, beginning of period	$21,759	$3,392	$25,151	$21,759	$4,624	$26,383
Amortization	—	(391)	(391)	—	(1,286)	(1,286)
Impairment, due to branch divestiture	—	—	—	—	(337)	(337)
Balance, end of period	$21,759	$3,001	$24,760	$21,759	$3,001	$24,760

2016
Balance, beginning of period	$22,446	$5,639	$28,085	$23,352	$9,018	$32,370
Amortization	—	(520)	(520)	—	(1,950)	(1,950)
Impairment, due to branch divestiture	—	—	—	—	(1,949)	(1,949)
Measurement period adjustments	(687)	—	(687)	(1,593)	—	(1,593)
Balance, end of period	$21,759	$5,119	$26,878	$21,759	$5,119	$26,878

NOTE 8 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other assets. As of September 30, 2017 and December 31, 2016, the balance of SBA loans sold and serviced by Atlantic Capital totaled $126.0 million and $107.0 million, respectively.

Changes in the balance of servicing assets for the three and nine months ended September 30, 2017 and 2016 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
SBA Loan Servicing Assets	2017	2016	2017	2016
	(in thousands)
Beginning carrying value, net	$2,564	$2,117	$2,359	$1,687
Additions	157	328	750	889
Amortization	(221)	(125)	(609)	(256)
Impairment	—	—	—	—
Ending carrying value	$2,500	$2,320	$2,500	$2,320
At September 30, 2017 and 2016, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	September 30, 2017	December 31, 2016
	(dollars in thousands)
Fair value of retained servicing assets	$2,771	$2,474
Weighted average life	6.62 years	6.52 years
Prepayment speed:	7.66%	7.67%
Decline in fair value due to a 10% adverse change	$(108)	$(89)
Decline in fair value due to a 20% adverse change	$(183)	$(151)
Weighted average discount rate	12.56%	12.27%
Decline in fair value due to a 100 bps adverse change	$(117)	$(97)
Decline in fair value due to a 200 bps adverse change	$(200)	$(168)

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

TriNet Servicing Assets

Changes in the balance of TriNet servicing assets for the three and nine months ended September 30, 2017 and 2016 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
TriNet Servicing Assets	2017	2016	2017	2016
	(in thousands)
Beginning carrying value, net	$731	$1,471	$825	$1,175
Additions	—	—	—	406
Amortization	(46)	(47)	(140)	(157)
Impairment	—	(551)	—	(551)
Ending carrying value	$685	$873	$685	$873

At September 30, 2017, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	September 30, 2017	December 31, 2016
	(dollars in thousands)
Fair value of retained servicing assets	$761	$840
Weighted average life	8.25 years	8.47 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(11)	$(12)
Decline in fair value due to a 20% adverse change	$(22)	$(24)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(21)	$(25)
Decline in fair value due to a 200 bps adverse change	$(41)	$(49)

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2017
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(3,690)	$1,420	$(2,270)	$(9,144)	$3,519	$(5,625)
Unrealized net gains (losses) on investment securities available-for-sale	706	(272)	434	6,366	(2,450)	3,916
Reclassification adjustment for net realized losses on investment securities available-for-sale	80	(31)	49	80	(31)	49
Unrealized net gains (losses) on derivatives	(121)	46	(75)	(327)	125	(202)
Accumulated other comprehensive income (loss) end of period	$(3,025)	$1,163	$(1,862)	$(3,025)	$1,163	$(1,862)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2016
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$5,691	$(2,197)	$3,494	$(2,455)	$939	$(1,516)
Unrealized net gains (losses) on investment securities available-for-sale	(853)	329	(524)	6,125	(2,354)	3,771
Reclassification adjustment for net realized gains on investment securities available-for-sale	—	—	—	(44)	17	(27)
Unrealized net gains (losses) on derivatives	(438)	169	(269)	774	(301)	473
Accumulated other comprehensive income (loss) end of period	$4,400	$(1,699)	$2,701	$4,400	$(1,699)	$2,701

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
The following table represents the earnings per share calculations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands, except share and per share amounts)
Net income available to common shareholders	$4,052	$3,708	$11,611	$11,786
Weighted average shares outstanding
Basic (1)	25,699,179	24,891,822	25,548,646	24,674,953
Effect of dilutive securities:
Stock options and warrants	191,600	368,458	251,205	431,297
Diluted	25,890,779	25,260,280	25,799,851	25,106,250
Income per common share:
Basic	$0.16	$0.15	$0.45	$0.48
Diluted	$0.16	$0.15	$0.45	$0.47
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options and warrants outstanding of 550 at September 30, 2017 and 162,428 at September 30, 2016 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
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
At September 30, 2017, 25,716,418 shares of common stock were issued and outstanding. At December 31, 2016, 25,093,135 shares of common stock were issued and outstanding.
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
Cash Flow Hedges
At September 30, 2017, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2017 and December 31, 2016, Atlantic Capital had interest rate swaps designated as cash flow hedges with an aggregate notional amount of $75.0 million and $50.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three and nine months ended September 30, 2017 and 2016. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $237,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. At September 30, 2017 and December 31, 2016, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $139.1 million and $140.7 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At September 30, 2017 and December 31, 2016, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $9.5 million and $16.3 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At September 30, 2017 and December 31, 2016, Atlantic Capital had credit risk participation agreements with a notional amount of $15.6 million and $4.5 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of September 30, 2017 and December 31, 2016:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		September 30, 2017		December 31, 2016
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$—	$—	$50,000	$186

Cash flow hedge of LIBOR based loans	Other liabilities	$75,000	$56	$—	$—

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		September 30, 2017		December 31, 2016
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$69,543	$1,168	$70,352	$1,364
Zero premium collar	Other assets	95,688	2,825	98,697	2,760
		$165,231	$3,993	$169,049	$4,124

Dealer offsets to customer swap positions	Other liabilities	$69,543	$1,214	$70,352	$1,371
Credit risk participation	Other liabilities	15,556	6	4,460	—
Dealer offset to zero premium collar	Other liabilities	95,688	2,908	98,697	2,760
		$180,787	$4,128	$173,509	$4,131
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and nine months ended September 30, 2017 and 2016:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)			Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2017	2016	Location	2017	2016	2017	2016	Location	2017	2016
Interest rate swaps	$(75)	$(269)	Interest income	$84	$177	$(202)	$473	Interest income	$331	$546

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT

Federal Home Loan Bank borrowings as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017			December 31, 2016
	Balance	Interest Rate		Balance	Interest Rate
	(in thousands)			(in thousands)
FHLB short-term borrowings:			FHLB short-term borrowings:
Fixed rate advance maturing October 3, 2017	40,000	1.16%	Fixed rate advance maturing January 17, 2017	40,000	0.64%
Fixed rate advance maturing October 11, 2017	40,000	1.15%	Fixed rate advance maturing January 24, 2017	40,000	0.61%
Fixed rate advance maturing October 13, 2017	45,000	1.16%	Fixed rate advance maturing January 30, 2017	30,000	0.62%
Total	$125,000		Total	$110,000

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
Subordinated debt is summarized as follows.

	September 30, 2017	December 31, 2016
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	507	634
Subordinated debt, net	$49,493	$49,366
All subordinated debt outstanding at September 30, 2017 matures after more than five years.
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
As of September 30, 2017, approximately 3,825,000 additional awards were available to be granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.
As of September 30, 2017, no warrants were outstanding for the purchase of common stock. As of December 31, 2016, warrants for 363,000 shares were outstanding for the purchase of common stock at a price of $10.00 per warrant. The warrants were issued as of May 14, 2007, the date of issuance of common stock sold in the initial private placement, and were exercisable for a period of ten years following the issuance.

The Company estimates the fair value of its options and warrants awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during 2017:

2017
Risk‑free interest rate	1.00-1.99%
Expected term in years	.25-8
Expected stock price volatility	23.2-25.3%
Dividend yield	—%
The following table represents stock option and warrant activity for the nine months ended September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,485,704	$11.69
Granted	30,400	12.39
Exercised	(718,912)	10.53
Forfeited	(32,846)	12.28
Expired	(635)	126.22
Outstanding, September 30, 2017	763,711	$12.64	5.77	$4,348

Exercisable, September 30, 2017	518,336	$11.73	4.77	$3,466
Atlantic Capital recognized compensation expense relating to stock options of $191,000 and $472,000 for the three and nine months ended September 30, 2017, respectively, and $192,000 and $638,000 for the three and nine months ended September 30, 2016, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.
The following table represents restricted stock activity for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2016	259,165	$13.70
Granted	110,293	17.85
Vested	(64,637)	12.73
Forfeited	(36,674)	14.88
Outstanding, September 30, 2017	268,147	$15.47
Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three and nine months ended September 30, 2017, compensation expense of $396,000 and $869,000, respectively, was recognized related to restricted stock awards. For the three and nine months ended September 30, 2016, compensation expense of $71,000 and $527,000, respectively, was recognized related to restricted stock awards.
As of September 30, 2017, there was $3.0 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.11 years.
During the three months ended September 30, 2017, the Company modified options for 30,400 shares and 10,628 restricted stock awards to four individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $14,000 for the three and nine months ended September 30, 2017.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the nine months ended September 30, 2017. There was one transfer between Level 2 and Level 3 and no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.

	Fair Value Measurements at
	September 30, 2017 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$34,783	$—	$34,783
U.S. states and political subdivisions	—	93,779	—	93,779
Trust preferred securities	—	4,675	—	4,675
Corporate debt securities	—	16,156	—	16,156
Mortgage-backed securities	—	297,612	—	297,612
Total securities available-for-sale	$—	$447,005	$—	$447,005
Interest rate derivative assets	$—	$3,993	$—	$3,993
Interest rate derivative liabilities	$—	$4,184	$—	$4,184

	Fair Value Measurements at
	December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$21,152	$—	$21,152
U.S. states and political subdivisions	—	90,172	—	90,172
Trust preferred securities	—	4,525	—	4,525
Corporate debt securities	—	19,231	—	19,231
Mortgage-backed securities	—	212,625	—	212,625
Total securities available-for-sale	$—	$347,705	$—	$347,705
Interest rate derivative assets	$—	$4,310	$—	$4,310
Interest rate derivative liabilities	$—	$4,131	$—	$4,131

For the nine months ended September 30, 2017 and 2016, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.

September 30, 2017	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$2,970	$2,970

December 31, 2016	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$7,248	$7,248

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at September 30, 2017 and December 31, 2016.

	Fair Value Measurements at
	September 30, 2017 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$35,504	$35,504	$—	$—
Interest bearing deposits in banks	40,558	40,558	—	—
Other short-term investments	5,189	5,189	—	—
Total securities available-for-sale	447,005	—	447,005	—
FHLB stock	7,788	—	—	7,788
Federal Reserve Bank stock	9,781	—	—	9,781
Loans held for investment, net	1,886,562	—	—	1,927,726
Loans held for sale	3,274	—	3,274	—
Derivative assets	3,993	—	3,993	—
Financial liabilities
Deposits	$2,103,645	$—	$2,019,911	$—
Subordinated debt	49,493	—	49,871	—
FHLB advances	125,000	—	125,007	—
Derivative financial instruments	4,184	—	4,184	—

	Fair Value Measurements at
	December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$36,790	$36,790	$—	$—
Interest-bearing deposits in other banks	118,039	118,039	—	—
Other short-term investments	10,896	10,896	—	—
Total securities available-for-sale	347,705	—	347,705	—
FHLB stock	7,067	—	—	7,067
Federal Reserve Bank stock	9,690	—	—	9,690
Loans held for investment, net	1,960,735	—	—	1,939,895
Loans held for sale	35,219	—	35,219	—
Derivative assets	4,310	—	4,310	—
Financial liabilities
Deposits	$2,205,991	$—	$2,144,196	$—
Deposits to be assumed in branch sale	31,589	—	31,589	—
Subordinated debt	49,366	—	48,971	—
FHLB advances	110,000	—	109,946	—
Derivative financial instruments	4,131	—	4,131	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$686,685	$617,432
Standby letters of credit	13,677	16,625
	$700,362	$634,057

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

NOTE 16 – SUBSEQUENT EVENTS

On October 25, 2017, Atlantic Capital entered into a Separation Agreement with D. Michael Kramer in connection with the resignation from his position as President and Chief Operating Officer of the Company.
The Separation Agreement provides for benefits to and imposes obligations upon Mr. Kramer. Specifically, Mr. Kramer is entitled to receive the following payments and benefits under the Separation Agreement:

•	all accrued but unpaid base salary through December 22, 2017;

•	a cash payment of $407,265, which represents one (1) times his base salary;

•	a cash payment of $183,269, which represents one (1) times his target bonus opportunity, under the Company’s Executive Officer Short Term Incentive Plan (the “STI Plan”) for 2017;

•	a cash payment of $150,000, which represents the pro-rata portion of his STI Plan bonus opportunity deemed earned for 2017;

•	a cash payment of $612,883, which represents accrued awards deemed earned under the Company’s Long Term Incentive Plan;

•	acceleration of 14,000 shares of unvested restricted stock and 120,680 unvested options and extension of the post-termination exercise period for options; and

•	reimbursement of COBRA premiums for 12 months following termination, so long as he is not entitled to obtain insurance from a subsequent employer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	cyber-security incidents, including data security breaches or computer viruses;

•	increased costs associated with operating as a public company;

•	increased competitive pressure due to consolidation in the financial services industry; or

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

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
Atlantic Capital reported net income of $4.1 million for the third quarter of 2017 compared to net income of $3.7 million for the third quarter of 2016. Diluted income per common share was $.16 for the third quarter of 2017 compared to diluted income per common share of $.15 for the third quarter of 2016.
For the nine months ended September 30, 2017, Atlantic Capital reported net income of $11.6 million compared to net income of $11.8 million for the first nine months ended September 30, 2016. Diluted income per common share was $.45 for the nine months ended September 30, 2017 compared to $.47 for the same period in 2016.
The increase in net income for the three months ended September 30, 2017, compared to the same period in 2016, was primarily the result of a $1.1 million, or 6%, increase in net interest income after provision for loan losses, offset by a decrease of $525,000 in noninterest income.
For the nine months ended September 30, 2017 compared to the first nine months of 2016, the decrease in net income was primarily attributable to a $4.7 million, or 27%, decrease in noninterest income and a $1.3 million, or 83%, increase in loan loss provision. The decrease in noninterest income compared to 2016 was primarily due to the $3.9 million gain on sale of branches in the second quarter of 2016 and a $1.1 million, or 95%, decrease in TriNet lending activities. This was offset by a $2.6 million, or 5%, increase in net interest income before provision for loan losses and a $1.6 million, or 3%, reduction in noninterest expense.
Taxable equivalent net interest income was $20.5 million for the third quarter of 2017, compared to $19.5 million for the third quarter of 2016. Taxable equivalent net interest margin increased to 3.26% for the three months ended September 30, 2017 from 3.12% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, taxable equivalent net interest income was $60.7 million compared to $57.7 million for the same period of 2016. Taxable equivalent net interest margin increased to 3.24% for the nine months ended September 30, 2017 from 3.11% for the nine months ended September 30, 2016. The margin increase for the three and nine months ended September 30, 2017 compared to the prior year was due to increased investment in non-taxable investment securities and increases in the Fed Funds rate.
Provision for loan losses for the quarter ended September 30, 2017 totaled $322,000, a decrease of $141,000 from the quarter ended September 30, 2016. The lower provision for the three months ended September 30, 2017 was primarily related to a decline in loan growth. For the nine months ended September 30, 2017, Atlantic Capital’s provision for loan losses was $2.9 million compared to a provision of $1.6 million for the first nine months of 2016. The increase was primarily related to an additional $1.0 million specific reserve that was recorded in the second quarter of 2017 as a result of the downgrade of a large loan relationship to nonperforming.
Noninterest income decreased $525,000, or 13%, to $3.5 million from the third quarter of 2016. The decrease was primarily due to a $312,000, or 49%, decrease in mortgage income which was attributable to higher interest rates and lower demand. For the first nine months of 2017, noninterest income decreased $4.7 million, or 27%, to $12.6 million. The decrease was primarily due to a $3.9 million gain on the sale of seven branches in the second quarter of 2016 as well as a $1.1 million, or 95%, decrease in gains on the sale of TriNet loans and a $453,000, or 32%, decrease in mortgage income.
For the third quarter of 2017, noninterest expense increased $208,000, or 1%, compared to the third quarter of 2016. The most significant component of the increase was professional services due to expenses related to the public offering of common stock by a selling stockholder completed during the third quarter of 2017. Noninterest expense totaled $52.9 million for the nine months ended September 30, 2017, compared to $54.5 million for the same period in 2016. The most significant component of the decrease for the nine month period was a $2.2 million, or 88%, reduction in merger and conversion costs due to the substantial completion of the integration of FSGBank, N.A. (“FSGBank”) into Atlantic Capital Bank N.A. (the “Bank”) in 2016.

Table 1 - Quarterly Selected Financial Data
(in thousands, except share and per share data; taxable equivalent)

	2017			2016		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2017	2016
INCOME SUMMARY
Interest income	$24,566	$24,545	$22,716	$22,530	$22,428	$71,827	$66,171
Interest expense	4,060	3,833	3,208	3,029	2,941	11,101	8,480
Net interest income	20,506	20,712	19,508	19,501	19,487	60,726	57,691
Provision for loan losses	322	1,980	634	2,208	463	2,936	1,608
Net interest income after provision for loan losses	20,184	18,732	18,874	17,293	19,024	57,790	56,083
Noninterest income	3,477	5,287	3,857	4,430	4,002	12,621	17,302
Noninterest expense	17,504	17,623	17,744	18,775	17,296	52,871	54,505
Income before income taxes	6,157	6,396	4,987	2,948	5,730	17,540	18,880
Income tax expense	2,105	2,067	1,757	1,339	2,022	5,929	7,094
Net income	$4,052	$4,329	$3,230	$1,609	$3,708	$11,611	$11,786

PER SHARE DATA
Basic earnings per share	$0.16	$0.17	$0.13	$0.06	$0.15	$0.45	$0.48
Diluted earnings per share	0.16	0.17	0.13	0.06	0.15	0.45	0.47

PERFORMANCE MEASURES
Return on average equity	4.96%	5.48%	4.19%	2.09%	4.84%	4.91%	5.25%
Return on average assets	0.60	0.63	0.48	0.24	0.55	0.57	0.58
Taxable equivalent net interest margin	3.26	3.26	3.20	3.11	3.12	3.24	3.11
Efficiency ratio	73.65	68.37	76.78	79.19	74.05	72.77	75.92
Equity to assets	12.31	11.82	11.10	11.13	11.17	12.31	11.17

ASSET QUALITY
Allowance for loan losses to loans	0.99%	1.11%	1.05%	1.04%	0.92%	0.99%	0.92%
Net charge-offs	$3,322	$49	$1,290	$147	$306	$4,661	$1,979
Net charge-offs to average loans(1)	0.68%	0.01%	0.26%	0.03%	0.06%	0.32%	0.13%
NPAs to total assets	0.23	0.52	0.21	0.13	0.09	0.23	0.09

AVERAGE BALANCES
Total loans	$1,934,505	$1,962,374	$1,949,385	$2,036,995	$2,003,180	$1,948,700	$1,965,092
Investment securities	455,868	455,090	419,335	349,762	335,880	443,565	372,208
Total assets	2,701,387	2,762,389	2,694,715	2,722,444	2,717,996	2,719,519	2,704,670
Deposits	2,121,263	2,158,675	2,111,992	2,094,885	2,163,569	2,130,677	2,164,477
Shareholders’ equity	323,832	316,825	308,261	308,588	306,642	316,361	299,048
Number of common shares - basic	25,699,179	25,621,910	25,320,690	25,027,304	24,891,822	25,548,646	24,674,953
Number of common shares - diluted	25,890,779	25,831,281	25,672,286	25,407,728	25,260,280	25,799,851	25,106,250

(1) Annualized.

Table 1 - Quarterly Selected Financial Data (continued)
(in thousands, except share and per share data)

	2017			2016		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2017	2016
AT PERIOD END
Total loans	$1,908,706	$1,963,835	$1,930,965	$2,016,549	$2,054,702	$1,908,706	$2,054,702
Investment securities	447,005	450,273	456,942	347,705	348,484	447,005	348,484
Total assets	2,638,412	2,702,575	2,802,078	2,727,543	2,761,244	2,638,412	2,761,244
Deposits	2,103,645	2,113,954	2,203,039	2,237,580	2,188,856	2,103,645	2,188,856
Shareholders’ equity	324,754	319,435	310,967	303,658	308,463	324,754	308,463
Number of common shares outstanding	25,716,418	25,654,521	25,535,013	25,093,135	24,950,099	25,716,418	24,950,099

Non-GAAP Performance Measures Reconciliation
(in thousands)
	2017			2016		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2017	2016
Taxable equivalent interest income reconciliation
Interest income - GAAP	$24,351	$24,322	$22,461	$22,307	$22,295	$71,134	$65,910
Taxable equivalent adjustment	215	223	255	223	133	693	261
Interest income - taxable equivalent	$24,566	$24,545	$22,716	$22,530	$22,428	$71,827	$66,171

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$20,291	$20,489	$19,253	$19,278	$19,354	$60,033	$57,430
Taxable equivalent adjustment	215	223	255	223	133	693	261
Net interest income - taxable equivalent	$20,506	$20,712	$19,508	$19,501	$19,487	$60,726	$57,691

Taxable equivalent net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$19,969	$18,509	$18,619	$17,070	$18,891	$57,097	$55,822
Taxable equivalent adjustment	215	223	255	223	133	693	261
Net interest income after provision for loan losses - taxable equivalent	$20,184	$18,732	$18,874	$17,293	$19,024	$57,790	$56,083

Taxable equivalent income before income taxes reconciliation
Income (loss) before income taxes - GAAP	$5,942	$6,173	$4,732	$2,725	$5,597	$16,847	$18,619
Taxable equivalent adjustment	215	223	255	223	133	693	261
Income before income taxes - taxable equivalent	$6,157	$6,396	$4,987	$2,948	$5,730	$17,540	$18,880

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$1,890	$1,844	$1,502	$1,116	$1,889	$5,236	$6,833
Taxable equivalent adjustment	215	223	255	223	133	693	261
Income tax expense - taxable equivalent	$2,105	$2,067	$1,757	$1,339	$2,022	$5,929	$7,094

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.23%	3.23%	3.16%	3.07%	3.10%	3.21%	3.10%
Impact of taxable equivalent adjustment	0.03	0.03	0.04	0.04	0.02	0.03	0.01
Net interest margin - taxable equivalent	3.26%	3.26%	3.20%	3.11%	3.12%	3.24%	3.11%

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for the third quarter of 2017 totaled $20.5 million, a $1.0 million, or 5%, increase compared to the third quarter of 2016. This increase was primarily driven by a $2.1 million, or 10%, increase in taxable equivalent interest income. The change in taxable equivalent net interest income primarily resulted from the following:

•
a $1.1 million, or 76%, increase to $2.5 million in taxable equivalent interest income on investment securities, resulting from a $120.0 million, or 36%, increase in average balance, due primarily to the increased investment in non-taxable investment securities; and

•	a $980,000, or 5%, increase in interest income on loans, resulting from increases in the Fed Funds rate.
Interest expense for the three months ended September 30, 2017 totaled $4.1 million, a $1.1 million, or 38%, increase from the same period of 2016. The rate paid on interest bearing liabilities increased 30 basis points from the third quarter of 2016 to the third quarter of 2017, driven by an increase in interest rates on deposits and other borrowings. Average interest-bearing deposits were lower mainly due to the branch sale in the second quarter of 2017 and a reduction in brokered deposits. In addition, premium amortization of acquired time deposits reduced interest expense during the third quarter of 2017 in the amount of $75,000, compared to $170,000 in the third quarter of 2016.
Taxable equivalent net interest income for the nine months ended September 30, 2017 totaled $60.7 million, a $3.0 million, or 5%, increase compared to the same period in 2016. This increase was primarily driven by a $5.7 million, or 9%, increase in taxable equivalent interest income. The interest income increase primarily resulted from the following:

•
a $2.9 million, or 64%, increase to $7.4 million in tax equivalent interest income on investment securities, resulting from a $71.4 million, or 19%, increase in average balance, due primarily to the increased investment in non-taxable investment securities; and

•	a $2.4 million, or 4%, increase in interest income on loans, resulting from increases in the Fed Funds rate.
Interest expense for the nine months ended September 30, 2017 totaled $11.1 million, a $2.6 million, or 31%, increase from the same period of 2016, primarily due to a $1.8 million, or 32%, increase in interest paid on deposits. The rate paid on interest bearing liabilities increased 23 basis points from the first nine months of 2016 to the same period of 2017, driven by an increase in interest rates on deposits and other borrowings. In addition, premium amortization of acquired time deposits reduced interest expense during the first nine months of 2017 in the amount of $280,000, as compared to $712,000 in the same period of 2016.
Taxable equivalent net interest margin increased to 3.26% from 3.12% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Taxable equivalent net interest margin for the nine months ended September 30, 2017 increased to 3.24% compared to 3.11% for the nine months ended September 30, 2016. The primary reasons for the increase in taxable equivalent net interest margin for the three and nine month periods were the higher level of investment in non-taxable investment securities and higher interest rates on loans resulting from Fed Funds rate increases.
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

Table 2 - Average Balance Sheets and Net Interest Analysis
(dollars in thousands; taxable equivalent)
	Three months ended September 30,
	2017			2016
	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$69,839	$216	1.23%	$109,883	$158	0.57%
Other short-term investments	13,830	67	1.92	18,741	60	1.27
Investment securities:
Taxable investment securities	373,087	1,812	1.93	283,303	1,033	1.45
Non-taxable investment securities(1)	82,781	701	3.36	52,577	393	2.97
Total investment securities	455,868	2,513	2.19	335,880	1,426	1.69
Total loans	1,934,505	21,491	4.41	2,003,180	20,511	4.07
FHLB and FRB stock	18,494	279	5.99	17,192	273	6.32
Total interest-earning assets	2,492,536	24,566	3.91	2,484,876	22,428	3.59
Non-earning assets	208,851			233,120
Total assets	$2,701,387			$2,717,996
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,192,664	1,886	0.63	1,236,828	1,338	0.43
Time deposits	143,862	292	0.81	175,135	241	0.55
Brokered deposits	156,708	515	1.30	196,598	377	0.76
Total interest-bearing deposits	1,493,234	2,693	0.72	1,608,561	1,956	0.48
Other borrowings	179,808	543	1.20	157,957	170	0.43
Long-term debt	49,465	824	6.61	49,296	815	6.58
Total interest-bearing liabilities	1,722,507	4,060	0.94	1,815,814	2,941	0.64
Demand deposits	628,029			555,008
Other liabilities	27,019			40,532
Shareholders’ equity	323,832			306,642
Total liabilities and shareholders’ equity	$2,701,387			$2,717,996
Net interest spread			2.97%			2.95%
Net interest income and net interest margin(2)		$20,506	3.26%		$19,487	3.12%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 35%, reflecting the statutory federal income tax rate.
(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)
(dollars in thousands; taxable equivalent)
	Nine months ended September 30,
	2017			2016
	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$76,079	$614	1.08%	$100,279	$481	0.64%
Other short-term investments	16,198	231	1.91	24,120	244	1.35
Investment securities:
Taxable investment securities	362,080	5,197	1.92	337,263	3,714	1.47
Non-taxable investment securities(1)	81,485	2,167	3.56	34,945	768	2.94
Total investment securities	443,565	7,364	2.22	372,208	4,482	1.61
Total loans	1,948,700	62,846	4.31	1,965,092	60,418	4.11
FHLB and FRB stock	19,147	772	5.39	13,825	546	5.28
Total interest-earning assets	2,503,689	71,827	3.84	2,475,524	66,171	3.57
Non-earning assets	215,830			229,146
Total assets	$2,719,519			$2,704,670
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,171,369	4,842	0.55	1,182,520	3,646	0.41
Time deposits	152,190	833	0.73	221,937	654	0.39
Brokered deposits	182,195	1,546	1.13	210,803	1,170	0.74
Total interest-bearing deposits	1,505,754	7,221	0.64	1,615,260	5,470	0.45
Other borrowings	196,352	1,409	0.96	156,148	553	0.47
Long-term debt	49,423	2,471	6.68	49,254	2,457	6.66
Total interest-bearing liabilities	1,751,529	11,101	0.85	1,820,662	8,480	0.62
Demand deposits	624,923			549,217
Other liabilities	26,706			35,743
Shareholders’ equity	316,361			299,048
Total liabilities and shareholders’ equity	$2,719,519			$2,704,670
Net interest spread			2.99%			2.95%
Net interest income and net interest margin(2)		$60,726	3.24%		$57,691	3.11%

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

Table 3 - Changes in Taxable Equivalent Net Interest Income
(dollars in thousands)
	Three Months Ended September 30, 2017 Compared to 2016 Increase (decrease) Due to Changes in:			Nine Months Ended September 30, 2017 Compared to 2016 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$(124)	$182	$58	$(195)	$328	$133
Other short-term investments	(24)	31	7	(113)	100	(13)
Investment securities:
Taxable investment securities	436	343	779	356	1,127	1,483
Non-taxable investment securities	256	52	308	1,238	161	1,399
Total investment securities	692	395	1,087	1,594	1,288	2,882
Total loans	(763)	1,743	980	(529)	2,957	2,428
FHLB and FRB stock	20	(14)	6	215	11	226
Total interest-earning assets	(199)	2,337	2,138	972	4,684	5,656
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	(70)	618	548	(46)	1,242	1,196
Time deposits	(63)	114	51	(382)	561	179
Brokered deposits	(131)	269	138	(243)	619	376
Total interest-bearing deposits	(264)	1,001	737	(671)	2,422	1,751
Total borrowings	66	307	373	288	568	856
Total long-term debt	3	6	9	8	6	14
Total interest-bearing liabilities	(195)	1,314	1,119	(375)	2,996	2,621
Change in net interest income	$(4)	$1,023	$1,019	$1,347	$1,688	$3,035
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
For the three months ended September 30, 2017, the provision for loan losses was $322,000, a decrease of $141,000, or 30%, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for loan losses was $2.9 million, an increase of $1.3 million, or 83%, compared to the nine months ended September 30, 2016.
The lower provision for the three months ended September 30, 2017 was primarily related to a reduction in loan growth. The higher provision for the nine months ended September 30, 2017 was primarily related to the downgrade of a $7.7 million loan relationship to nonperforming in the second quarter of 2017 and an additional $1.0 million specific reserve related to this downgrade. A $3.3 million charge-off was recorded in the third quarter of 2017 for this relationship. At September 30, 2017, nonperforming loans totaled $4.6 million compared to $790,000 at September 30, 2016. Net loan charge-offs were .68% and .32%, respectively, of average loans (annualized) for the three and nine months ended September 30, 2017 compared to .06% and .13%, respectively, for the three and nine months ended September 30, 2016. The allowance for loan losses to total loans at September 30, 2017 was 0.99%, compared to .92% at September 30, 2016.

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2017 was $3.5 million and $12.6 million, respectively, a decrease of $525,000, or 13%, compared to the third quarter of 2016, and a decrease of $4.7 million, or 27%, from the nine months ended September 30, 2016. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(dollars in thousands)
	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Service charges	$1,247	$1,270	$(23)	(2)%	$3,870	$4,160	$(290)	(7)%
Securities gains, net	(80)	—	(80)	—	(80)	44	(124)	(282)
Gain on sales of other assets	44	71	(27)	(38)	788	150	638	425
Mortgage income	320	632	(312)	(49)	965	1,418	(453)	(32)
Trust income	437	361	76	21	1,332	1,061	271	26
Derivatives income (loss)	(3)	69	(72)	(104)	62	232	(170)	(73)
Bank owned life insurance	384	424	(40)	(9)	1,146	1,215	(69)	(6)
SBA lending activities	888	959	(71)	(7)	3,286	3,043	243	8
TriNet lending activities	20	—	20	—	60	1,144	(1,084)	(95)
Gains on sale of branches	—	—	—	—	302	3,885	(3,583)	(92)
Other noninterest income	220	216	4	2	890	950	(60)	(6)
Total noninterest income	$3,477	$4,002	$(525)	(13)%	$12,621	$17,302	$(4,681)	(27)%
Service charges for the three and nine months ended September 30, 2017 decreased $23,000, or 2%, and $290,000, or 7%, respectively, from the same periods in 2016. The decrease was primarily due to the reduction of retail customer activity from the sale of seven legacy FSGBank branches in the second quarter of 2016 and one branch in the second quarter of 2017.
Gain on sales of other assets for the first nine months of 2017 increased $638,000, or 425% from the same period in 2016 due to a $240,000 gain on sale of other real estate and a $426,000 gain on the sale of a tax credit investment during the second quarter of 2017. Mortgage income for the three and nine months ended September 30, 2017 decreased $312,000, or 49%, and $453,000, or 32%, respectively, from the same periods in 2016 due to higher interest rates and lower demand. Trust income for the three and nine months ended September 30, 2017 increased $76,000, or 21%, and $271,000, or 26%, respectively, from the same periods in 2016 due to an increase in managed assets.
Income from SBA lending activities for the third quarter of 2017 decreased $71,000, or 7%, from the same period in 2016, due to a lower level of loan sales. During the three months ended September 30, 2017 and 2016, guaranteed portions of 14 and 16 SBA loans with principal balances of $11.8 million and $18.5 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first nine months of 2017 increased $243,000, or 8%, from the same period in 2016, due to a higher level of loan sales earlier in 2017. During the nine months ended September 30, 2017 and 2016, guaranteed portions of 35 and 36 SBA loans with principal balances of $48.7 million and $48.5 million, respectively, were sold in the secondary market. During the three and nine months ended September 30, 2016, the TriNet lending division contributed $0 and $1.1 million, respectively, in noninterest income from the sale of loans. During the third quarter of 2016, Atlantic Capital made the decision to close the TriNet Lending division.
On December 17, 2015, Atlantic Capital announced that it had entered into agreements for the sale of seven legacy FSGBank branches in Eastern Tennessee. The sale of four of the branches closed on April 1, 2016 and the sale of the remaining three branches closed on May 13, 2016. The branch sales resulted in a net gain of $3.9 million for the nine months ended September 30, 2016 and included the sale of approximately $191.0 million in deposits, $34.7 million in loans and $8.6 million in other assets. The net gain included the write-off of $2.0 million in core deposit intangibles. In addition, $305,000 in expenses related to the sales were recorded in noninterest expense.
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

Noninterest Expense
The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(dollars in thousands)
	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Salaries and employee benefits	$10,409	$10,059	$350	3%	$32,077	$31,034	$1,043	3%
Occupancy	1,129	1,235	(106)	(9)	3,433	3,609	(176)	(5)
Equipment and software	776	862	(86)	(10)	2,577	2,272	305	13
Professional services	1,595	442	1,153	261	3,472	1,950	1,522	78
Postage, printing and supplies	63	61	2	3	226	389	(163)	(42)
Communications and data processing	982	617	365	59	3,038	2,227	811	36
Marketing and business development	272	269	3	1	721	853	(132)	(15)
FDIC premiums	308	415	(107)	(26)	754	1,306	(552)	(42)
Merger and conversion costs	—	579	(579)	(100)	304	2,538	(2,234)	(88)
Amortization of intangibles	391	520	(129)	(25)	1,286	1,950	(664)	(34)
Foreclosed property/problem asset expense	7	39	(32)	(82)	117	198	(81)	(41)
Other noninterest expense	1,572	2,198	(626)	(28)	4,866	6,179	(1,313)	(21)
Total noninterest expense	$17,504	$17,296	$208	1%	$52,871	$54,505	$(1,634)	(3)%

Noninterest expense for the third quarter of 2017 was $17.5 million, an increase of $208,000, or 1%, from the third quarter of 2016. For the nine months ended September 30, 2017, noninterest expense totaled $52.9 million, a decrease of $1.6 million, or 3%, from the same period in 2016. The decrease from the prior periods mostly reflects lower merger and conversion costs related to the acquisition of First Security.
Salaries and employee benefits expense for the three months ended September 30, 2017 totaled $10.4 million, an increase of $350,000, or 3%, from the same period in 2016. For the first nine months of 2017, salaries and employee benefits totaled $32.1 million, an increase of $1.0 million, or 3%, from the first nine months of 2016. The increase was primarily attributable to a higher headcount. Full time equivalent headcount totaled 343 at September 30, 2017, compared to 328 at September 30, 2016, an increase of 15 positions, mainly due to increased staffing needs of the Bank and the opening of the Charlotte office.
Occupancy costs were $1.1 million for the third quarter of 2017, a decrease of $106,000, or 9%, compared to the third quarter of 2016. For the nine months ended September 30, 2017, occupancy costs were $3.4 million, a decrease of $176,000, or 5%, from the first nine months of 2016. The decrease was due to the divestiture of seven branches in the second quarter of 2016 and one branch in the second quarter of 2017.
Equipment and software costs were $776,000 for the third quarter of 2017, a decrease of $86,000, or 10%, compared to the third quarter of 2016. For the nine months ended September 30, 2017, equipment and software costs were $2.6 million, an increase of $305,000, or 13%, from the first nine months of 2016. The decrease in the third quarter of 2017 was due to lower ATM managed services costs and depreciation. The increase for the nine months ended September 30, 2017 was due to higher maintenance contracts and an increase in ATM managed services costs due to higher payments made in the first and second quarters of 2017.
Professional services costs were $1.6 million for the third quarter of 2017, an increase of $1.2 million, or 261%, compared to the third quarter of 2016. For the nine months ended September 30, 2017, professional services costs were $3.5 million, an increase of $1.5 million, or 78%, from the first nine months of 2016. The increase was due to higher accounting and legal fees related to the public offering of Atlantic Capital stock to a selling stockholder during the third quarter of 2017.
Communications and data processing costs were $982,000 for the third quarter of 2017, an increase of $365,000, or 59%, compared to the third quarter of 2016. For the nine months ended September 30, 2017, communications and data processing costs were $3.0 million, an increase of $811,000, or 36%, from the first nine months of 2016. In 2016, core processing expenses were reduced by vendor credits.
Merger and conversion costs were $0 for the third quarter of 2017, a decrease of $579,000, or 100%, compared to the third quarter of 2016. For the nine months ended September 30, 2017, merger and conversion costs were $304,000, a decrease of $2.2 million, or 88%, from the first nine months of 2016. Merger expenses include professional fees, severance, rebranding and data conversion costs related to the acquisition of First Security.

Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $391,000 and $1.3 million for the three and nine months ended September 30, 2017, respectively, and $520,000 and $2.0 million for the three and nine months ended September 30, 2016, respectively. The decrease in 2017 was mainly due to the write-off of core deposit intangibles related to the seven branches divested during the second quarter of 2016 and one branch divested during the second quarter of 2017.
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
The income tax provision for the three and nine months ended September 30, 2017 was $1.9 million and $5.2 million, respectively, as compared with $1.9 million and $6.8 million for the same periods in 2016. The effective tax rate (as a percentage of pre-tax earnings) was 31.8% and 31.1%, respectively, for the three and nine months ended September 30, 2017 compared to 33.8% and 36.7%, respectively, for the same periods in 2016. The decrease in the effective tax rate for the three and nine months ended September 30, 2017 was driven mainly by the decrease in non-deductible merger expenses in 2017 compared to 2016, excess benefit related to stock compensation in 2017 compared to 2016, and the increase in non-taxable income on municipal securities purchased throughout the latter half of 2016 and beginning of 2017.
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
Based on all evidence considered, as of September 30, 2017 and 2016, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At September 30, 2017 and 2016, Atlantic Capital had a deferred tax asset valuation allowance totaling $9.2 million and $9.0 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION
Total assets at September 30, 2017 and December 31, 2016 were $2.64 billion and $2.73 billion, respectively. Average total assets for the third quarter of 2017 were $2.70 billion, compared to $2.72 billion in the third quarter of 2016.
Loans
At September 30, 2017, total loans decreased $108.0 million, or 5%, to $1.91 billion compared to $2.02 billion at December 31, 2016, primarily due to the sale of $30.9 million in loans in connection with the Cleveland branch sale, as well as a decrease of $106.0 million in mortgage warehouse participations, resulting from a decrease in commitments and the market effect of increases in the Fed Funds rate. Table 6 provides additional information regarding Atlantic Capital’s loan portfolio.

Table 6 - Loans
(dollars in thousands)
	September 30, 2017	% of Total Loans	December 31, 2016	% of Total Loans

Loans held for sale
Branch loans held for sale	$—		$30,917
Other loans held for sale	3,274		4,302
Total loans held for sale	$3,274		$35,219

Loans held for investment
Commercial loans:
Commercial and industrial	$562,426	30%	$531,061	27%
Commercial real estate:
Owner occupied	348,447	18	352,523	18
Non-owner occupied	596,407	31	506,255	26
Construction and land	132,080	7	219,352	11
Mortgage warehouse participations	41,551	2	147,519	7
Total commercial loans	1,680,911	88	1,756,710	89

Residential:
Residential mortgages	101,976	5	101,921	5
Home equity	78,773	4	77,358	4
Total residential loans	180,749	9	179,279	9

Consumer	31,750	2	27,338	1
Other	16,106	1	21,565	1
	1,909,516		1,984,892
Less net deferred fees and other unearned income	(4,084)		(3,562)
Total loans held for investment	1,905,432		1,981,330

Total loans	$1,908,706		$2,016,549

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans totaling $1.1 million were not classified as nonaccrual at September 30, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At September 30, 2017, Atlantic Capital’s nonperforming assets totaled $6.0 million, or 0.23% of assets, compared to $3.5 million, or 0.13% of assets, at December 31, 2016. The increase was primarily due to the Bank placing two loan relationships totaling $2.4 million on nonaccrual status.
Nonaccrual loans totaled $4.1 million and $621,000 as of September 30, 2017 and December 31, 2016, respectively. The increase was primarily due to the Bank placing two loan relationships totaling $2.4 million on nonaccrual status. Loans past due 90 days and still accruing totaled $495,000 at September 30, 2017 compared to $994,000 at December 31, 2016. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(dollars in thousands)

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans	$4,058	$11,909	$3,212	$621	$28
Loans past due 90 days and still accruing	495	391	771	994	762
Total nonperforming loans* (NPLs)	4,553	12,300	3,983	1,615	790
Other real estate owned	1,494	1,819	1,869	1,872	1,727
Total nonperforming assets (NPAs)	$6,047	$14,119	$5,852	$3,487	$2,517
NPLs as a percentage of total loans	0.24%	0.63%	0.21%	0.08%	0.04%
NPAs as a percentage of total assets	0.23	0.52	0.21	0.13	0.09
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

Table 8 - Troubled Debt Restructurings
(dollars in thousands)
	September 30, 2017	December 31, 2016
Accruing TDRs	$5,612	$6,602
Nonaccruing TDRs	1,508	—
Total TDRs	$7,120	$6,602
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $61.9 million and $47.6 million, respectively, as of September 30, 2017 and December 31, 2016. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.
Allowance for Loan Losses
At September 30, 2017, the allowance for loan losses totaled $18.9 million, or 0.99% of loans, compared to $20.6 million, or 1.04% of loans, at December 31, 2016. The decrease in the allowance was primarily related to the $3.3 million charge-off of a loan relationship and the reversal of the specific reserve.
Net charge-offs for the third quarter of 2017 and 2016 were $3.3 million and $306,000, respectively. For the nine months ended September 30, 2017, net charge-offs totaled $4.7 million compared to $2.0 million for the same period in 2016. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(dollars in thousands)
	2017			2016
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$21,870	$19,939	$20,595	$18,534	$18,377
Provision for loan losses	314	2,048	565	2,134	463
Provision for PCI loan losses	8	(68)	69	74	—
Loans charged-off:
Commercial and industrial	(3,292)	—	(781)	—	(61)
Commercial real estate	(16)	—	(132)	24	(226)
Residential mortgages	—	—	(46)	—	—
Home equity	(31)	(8)	—	—	(9)
Consumer	(7)	(57)	(332)	(158)	(60)
Other	—	—	—	—	(5)
Total loans charged-off	(3,346)	(65)	(1,291)	(134)	(361)
Recoveries on loans previously charged-off:
Commercial and industrial	1	7	—	—	2
Commercial real estate	—	2	—	(15)	20
Construction and land	15	—	—	—	12
Residential mortgages	—	1	—	—	5
Home equity	—	1	—	—	2
Consumer	8	5	1	2	12
Other	—	—	—	—	2
Total recoveries	24	16	1	(13)	55
Net charge-offs	$(3,322)	$(49)	$(1,290)	$(147)	$(306)
Balance at period end	$18,870	$21,870	$19,939	$20,595	$18,534

Net charge-offs (annualized) to average loans	0.68%	0.01%	0.26%	0.03%	0.06%
Allowance for loan losses to total loans	0.99	1.11	1.05	1.04	0.92

Investment Securities
Investment securities available-for-sale totaled $447.0 million at September 30, 2017, compared to $347.7 million at December 31, 2016. Atlantic Capital purchased $121.4 million in available-for-sale securities during the first quarter of 2017, as a response to the decrease in mortgage warehouse participations. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2017, investment securities available-for-sale had a net unrealized loss of $3.2 million, compared to a net unrealized loss of $9.6 million as of December 31, 2016. Market changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of September 30, 2017.
Changes in the amount of Atlantic Capital’s available-for-sale securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at September 30, 2017 and December 31, 2016 are provided in Table 10.

Table 10 - Securities
(dollars in thousands)
	September 30, 2017		December 31, 2016
Available for Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$34,961	$34,783	$21,485	$21,152
U.S. states and political divisions	96,813	93,779	96,908	90,172
Trust preferred securities	4,747	4,675	4,727	4,525
Corporate debt securities	16,700	16,156	19,928	19,231
Residential mortgage-backed securities	296,978	297,612	214,297	212,625
Total	$450,199	$447,005	$357,345	$347,705
The effective duration of Atlantic Capital’s securities at September 30, 2017 was 4.76 years.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at September 30, 2017 in Atlantic Capital’s other intangible assets.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.

LIQUIDITY AND CAPITAL RESOURCES
Deposits
At September 30, 2017, total deposits were $2.10 billion, a decrease of $133.9 million, or 6%, from December 31, 2016. Noninterest-bearing demand deposits decreased $44.2 million, or 7%, and deposits to be assumed in branch sale decreased $31.6 million, or 100%, from December 31, 2016 to September 30, 2017.
Total average deposits for the quarter ended September 30, 2017 were $2.12 billion, a decrease of $42.3 million, or 2%, from the same period in 2016. Average noninterest-bearing demand deposits increased $73.0 million, or 13%, and average brokered deposits decreased $39.9 million, or 20%, from the quarter ended September 30, 2016 to the same period in 2017. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits
(dollars in thousands)

Period End Deposits

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	Linked Quarter Change	Year Over Year Change

DDA	$599,292	$612,744	$606,386	$643,471	$557,783	$(13,452)	$41,509
NOW	270,740	250,254	259,760	264,062	260,531	20,486	10,209
Savings	30,131	30,170	30,756	27,932	29,658	(39)	473
Money Market	865,238	882,824	916,390	912,493	974,072	(17,586)	(108,834)
Time	144,250	142,915	150,867	157,810	172,348	1,335	(28,098)
Brokered	193,994	195,047	209,385	200,223	194,464	(1,053)	(470)
Deposits to be assumed in branch sale	—	—	29,495	31,589	—	—	—
Total Deposits	$2,103,645	$2,113,954	$2,203,039	$2,237,580	$2,188,856	$(10,309)	$(85,211)

Payments Clients	$239,079	$250,104	$321,899	$347,833	$212,049	$(11,025)	$27,030

Average Deposits(1)

	2017			2016		Linked Quarter Change	Year Over Year Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

DDA	$628,029	$626,330	$620,325	$591,166	$555,008	$1,699	$73,021
NOW	291,810	293,160	290,862	253,187	282,701	(1,350)	9,109
Savings	30,236	30,468	30,306	29,741	30,692	(232)	(456)
Money Market	870,618	860,116	815,920	853,281	923,435	10,502	(52,817)
Time	143,862	149,898	163,021	169,677	175,135	(6,036)	(31,273)
Brokered	156,708	198,703	191,558	197,833	196,598	(41,995)	(39,890)
Total Deposits	$2,121,263	$2,158,675	$2,111,992	$2,094,885	$2,163,569	$(37,412)	$(42,306)

Payments Clients	$209,851	$244,157	$273,630	$211,000	$184,895	$(34,306)	$24,956

Noninterest bearing deposits as a percentage of average deposits	29.6%	29.0%	29.4%	28.2%	25.7%
Cost of deposits	0.50%	0.46%	0.39%	0.37%	0.36%

(1) Includes average balances of deposits to be assumed in branch sale.

Short-Term Borrowings
There were no securities sold under repurchase agreements with commercial checking customers or balances of federal funds purchased as of September 30, 2017 or December 31, 2016.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At September 30, 2017 and December 31, 2016, Atlantic Capital had FHLB advances of $125.0 million and $110.0 million, respectively. The balance of FHLB borrowings increased due to an increase in short-term funding needs.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at September 30, 2017.
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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At September 30, 2017, management believes that Atlantic Capital had sufficient on-balance sheet liquidity to meet its funding needs.
At September 30, 2017, Atlantic Capital had access to $375.0 million in unsecured borrowings and $695.2 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.

Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at September 30, 2017 was $324.8 million, an increase of $21.1 million, or 7%, from December 31, 2016. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.
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

Table 12 - Capital Ratios
(dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	Minimum	Well capitalized	Minimum Capital plus capital conservation buffer 2019
Risk based ratios:
Common equity tier 1 capital	11.3%	10.3%	12.8%	11.8%	4.5%	6.5%	7.0%
Tier 1 Capital	11.3	10.3	12.8	11.8	6.0	8.0	8.5
Total capital	14.3	13.3	13.7	12.7	8.0	10.0	10.5
Leverage ratio	9.9	9.1	11.2	10.4	4.0	5.0	N/A

Common equity tier 1 capital	$261,389	$241,313	$296,437	$276,778
Tier 1 capital	261,389	241,313	296,437	276,778
Total capital	330,596	311,954	316,151	298,053

Risk weighted assets	2,313,663	2,343,622	2,313,329	2,344,387
Quarterly average total assets for leverage ratio	2,635,760	2,654,473	2,641,320	2,654,473
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
Under the revised rules, Atlantic Capital’s common equity tier 1 ratio was 11.3% at September 30, 2017, exceeding the fully phased-in minimum of 7.0%, which includes the 2.5% minimum capital conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 13 - Tier 1 Common Equity
(dollars in thousands)

September 30, 2017
Tier 1 capital	$261,389
Less: restricted core capital	—
Tier 1 common equity	$261,389

Risk-adjusted assets	$2,313,663
Tier 1 common equity ratio	11.3%
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2017, Atlantic Capital had issued commitments to extend credit of approximately $686.7 million and standby letters of credit of approximately $13.7 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations at September 30, 2017 compared to December 31, 2016.
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
Market Risk Management
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of September 30, 2017, indicates that, over a 12-month period, net interest income is estimated to increase by 13.74% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan portfolio consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.

Table 14 provides the impact on net interest income resulting from various interest rate scenarios as of September 30, 2017 and December 31, 2016.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	September 30, 2017	December 31, 2016
-100	(9.44)%	(8.59)%
+100	6.70	8.20
+200	13.74	16.39
+300	20.50	20.34
Atlantic Capital also utilizes the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of September 30, 2017, the MVE calculated with a 200-basis point shock up in rates decreased by (1.41)% from the base case MVE value. Table 15 presents the MVE profile as of September 30, 2017 and December 31, 2016.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	September 30, 2017	December 31, 2016
-100	(1.09)%	0.90%
+100	(0.22)	(2.39)
+200	(1.41)	(4.52)
+300	(3.22)	(5.94)
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2017, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015

3.2
Amended and Restated Bylaws of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on January 19, 2017

10.1
Separation Agreement, dated October 25, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and D. Michael Kramer, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on October 26, 2017.*

10.2	Atlantic Capital Bancshares, Inc. 2017 Change in Control Plan.*
10.3	Atlantic Capital Bank Severance Plan.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) the Notes to the Unaudited Consolidated Financial Statements

* Management contract or compensatory plan or arrangement.

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

Date: November 9, 2017