Form 10-K
period 2017-12-31
Atlantic Capital Bancshares, Inc.
filed 2018-03-15
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	[ ]	Accelerated filer	[x]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[x]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]  No  [x]
As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $413.5 million based upon the closing sale price as reported on NASDAQ. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2018
Common Stock, no par value per share	25,760,899 shares

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its Proxy Statement for its 2018 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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
The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the expected growth opportunities and cost savings from the transaction with First Security Group, Inc. (“First Security”) may not be fully realized or may take longer to realize than expected;

•	costs associated with, and fluctuations in income resulting from, strategic decisions with respect to particular locations or lines of business;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of our products and services;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which we conduct operations may adversely affect our operating results;

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

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	increased costs associated with operating as a public company;

•	increased competitive pressure due to consolidation in the financial services industry;

•	risks related to security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017; and

•	other risks and factors identified in this Form 10-K under the heading “Risk Factors.”

Background
Atlantic Capital Bancshares, Inc. (“we,” “us,” “Atlantic Capital,” or the “Company”), a Georgia corporation organized in 2006 and headquartered in Atlanta, Georgia, is the parent of Atlantic Capital Bank, N.A. (the “Bank”). The Bank operates as a full service, locally-managed commercial bank with 15 full service branches located primarily in the metropolitan areas of Atlanta, Georgia and Chattanooga and Knoxville, Tennessee.
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
Our Business Strategy
Our objective is to continue to build a premier bank operating in key metropolitan markets across the southeastern United States. In particular, we focus on client segments where we believe the expertise and experience of our bankers, competitive and sophisticated service capabilities, and high touch service delivery can differentiate us from our competitors. Additionally, we offer retail banking in selective markets where we believe we can provide community banking services on a competitive basis. The essence of our business strategy is to build enduring and growing relationships with carefully selected corporate, business, and individual clients by providing tailored financial solutions and services to them from a broad range of credit, and treasury management and depository capabilities. We believe a growing number of client relationships with income streams from multiple services provided will result, over time, in reliable and consistent earnings and returns on our shareholders’ capital. The implementation of our strategy is dependent on providing our customers with a suite of products and services customized to suit their needs while maximizing the efficiency of our operations. In order to manage our geographic footprint, we continually evaluate the profitability and viability of our existing locations as well as opportunities to expand into complementary markets. We are also engaged in ongoing evaluation of the strategic advantages associated with investment in the organic development or acquisition of lines of business that better serve our core banking customers and the termination of under-used or unprofitable lines of business.
In 2016 through early 2017, as part of our strategic initiative to focus on key geographic markets, the Bank completed the sale of eight legacy First Security branches, resulting in the sale of approximately $212 million in customer deposits, approximately $62 million in loans, and approximately $9 million in other assets.
On December 14, 2017, we entered into an agreement to sell our trust and wealth management division, which is a legacy First Security line of business operating as Southeastern Trust Company, with the sale expected to close in the second quarter of 2018. In addition, in January 2018, we announced the closing of our loan production office in Charlotte, North Carolina and consolidating two legacy First Security branches located in Chattanooga, Tennessee during the first quarter of 2018. Although we expect to incur professional services and salary and benefits expenses in connection with these transactions, none of these proposed strategic changes is expected to have a material impact on our financial condition or results of operations.
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
Retail Banking
Our retail banking business includes one office in Atlanta, GA, three offices in northwest Georgia, six offices in the Chattanooga, TN area and five offices in northeast Tennessee. Through these offices we provide community banking service to consumer and small business clients. We offer transaction accounts as well as savings accounts and time deposits and provide access to these services through the branch offices, ATM’s, online banking as well as mobile banking. Additionally, we provide safe deposit services in most offices.
Our retail banking credit products include loans to small commercial enterprises as well as loans to individuals. Our small business loans include lines of credit, term loans and owner occupied real estate loans where our underwriters assess the borrower’s credit history, ability to repay and perform an analysis on the value of underlying collateral, which is obtained in most of our small business lending activities. Our consumer loans include small unsecured personal loans, vehicle and/or other equipment loans, home equity lines and loans as well as residential mortgages. Our consumer credit underwriters assess credit history, income and assets available to service debt as well as collateral values as appropriate.
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
Our primary commercial real estate loan types include secured construction loans, secured mini‑permanent loans and, less frequently, secured or unsecured lines of credit. A large majority of our commercial real estate loan portfolio is secured by a first mortgage security interest in the property financed. We occasionally extend unsecured credit to public real estate investment trusts and to certain other commercial real estate clients, which we believe to have exceptional credit quality. We focus almost exclusively on providing loans for our core commercial real estate property types: multifamily (primarily for-rent) housing, office, industrial and retail properties.
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
Trust & Wealth Management
We offer wealth management services including private client services, financial planning, trust administration, investment management, brokerage and estate planning services. Our trust and wealth management business is branded as Southeastern Trust Company and serves clients throughout the southeastern United States. As discussed above, we have made the strategic decision to sell our trust and wealth management division, which we expect to occur in the second quarter of 2018.
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
As of June 30, 2017, there were approximately 88 banks and thrifts operating in metropolitan Atlanta, 27 in the Chattanooga market, and 47 in the Knoxville market. We believe the large national, super-regional and regional banks are our primary competitors. However, we believe that large banks often lack the consistency of decision‑making authority and local focus necessary to provide superior service to our target markets. Conversely, smaller community banks typically lack the sophisticated products, capital and management experience to provide full service to our target markets. Through our focused business model, experienced management team and broad line of products and services, we believe we efficiently provide clients with loan, deposit and other financial products tailored to fit their specific needs.
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
Experienced Bankers
Our bankers focus on serving corporate, business, and private clients in our primary market areas. We have attracted seasoned senior bankers who have enjoyed successful careers at one or more of our large national competitors and who understand and believe in our strategy and target market focus. Our bankers offer sophisticated advice, a deep knowledge of the client’s business and of local markets as well as personalized client service. We believe that our banking team’s highly-tailored focus and significant personal network, along with their substantial decision‑making authority and our streamlined credit process, enable us to offer services and products to our target market more effectively and efficiently than our competitors.
Flexible, Client-Focused Technology
Our operating platform and service capabilities were developed from a broad array of market‑leading third-party technologies built specifically to serve the banking needs of our target markets. Our technology solutions, in particular, our treasury services, are designed to improve a client’s “backroom” efficiency by allowing the client to process a variety of banking transactions utilizing our comprehensive online options. We use technology to enable high touch human and electronic delivery of banking solutions and services to our clients.

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
Employees
As of December 31, 2017, we employed 353 individuals (348 of whom were full-time equivalent employees). Most of our employees are only employees of the Bank. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.
Segment Reporting
We consider our operations to be a single business segment as defined in ASC 280, Segment Reporting. We have determined that our lending divisions meet the aggregation criteria of ASC 280 as the products and services, nature of the production processes, types of customers, methods used to distribute products and services and the regulatory environment are sufficiently similar to aggregate their results. For financial information regarding the results of our only reportable segment for each of the last five fiscal years, refer to Item 6, “Selected Financial Data” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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

The final rule includes comprehensive guidance with respect to the measurement of risk‑weighted assets. For residential mortgages, Basel III retains the risk-weights contained in the current capital rules which assign a risk-weight of 50% to most first-lien exposures and 100% to other residential mortgage exposures. The final rule increased the risk-weights associated with certain on-balance sheet assets, such as high volatility commercial real estate loans, and loans that are more than 90 days past due or in nonaccrual status. Capital requirements were also increased for certain off-balance sheet exposures including, for example, loan commitments with an original maturity of one year or less.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2017, the Bank had capital levels that qualify as “well capitalized” under such regulations.
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
FDIC Insurance Assessments
The FDIC, through the Deposit Insurance Fund (“DIF”), insures the deposits of the Bank up to prescribed limits for each depositor (currently, $250,000 per depositor). The assessment paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. The deposit insurance assessment is calculated on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2017, 2016 and 2015 were $966,000, $1.6 million and $789,000, respectively.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financing vehicle for the Federal Savings & Loan Insurance Corporation, which formerly insured savings and loan associations. These assessments will continue until the debt matures in 2018 and 2019.
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
Insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations). In addition, capital rules limit capital distributions, including dividends, if the depository institution does not have a “capital conservation buffer.” See further details above under “Capital Adequacy.”
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
Transactions with Affiliates
Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions (including extensions of credit from their bank subsidiaries) that may take place and generally require those transactions to be on an arm’s‑length basis. In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company be limited to 10% of the bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts.

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
In addition, Section 956 of the Dodd-Frank Act required certain regulators (including the OCC, Securities and Exchange Commission and Federal Reserve Board) to adopt requirements or guidelines prohibiting excess compensation. On April 14, 2011, these regulators published a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act for depository institutions, their holding companies and various other financial institutions with $1 billion or more in assets. The proposed rules were re-proposed in May 2016 and final rules have not been issued to date. The proposed rule would (i) prohibit incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excess compensation; (ii) prohibit incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iii) require policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; (iv) require incentive-based compensation arrangements that appropriately balance risk and reward, including deferral, forfeiture, downward adjustment, and clawbacks in certain circumstances; and (v) retain records documenting the structure of incentive based compensation arrangements and demonstrating compliance with the proposed rule.
In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connections with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank act gives the Securities and Exchange Commission authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.
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
The CFPB has adopted regulations addressing a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, debt collection and servicing practices, as well as consumer lending topics.

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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses that represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan losses and our methodology for calculating the allowance are fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2017 under “Allowance for Loan Losses,” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses” section. In general, an increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.
The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments that are different than those of management. As we are consistently adjusting our loan portfolio and underwriting standards to reflect current market conditions, we can provide no assurance that our methodology will not change, which could result in a charge to earnings.
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
Our long-term success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas-Metropolitan Atlanta and the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee). If the communities in which the Bank operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Tennessee and Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.
Previously, the homebuilding and residential mortgage industry experienced a significant and sustained decline in demand for new homes and a decrease in the absorption of new and existing homes available for sale in various markets. A recurrence of these trends could cause us to face increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. If market conditions deteriorate, our non-performing assets may increase and we may need to take valuation adjustments on our loan portfolios and real estate owned.
We make and hold in our portfolio a number of commercial and industrial, commercial real estate, land acquisition and development, and construction loans.  We intend to continue originating these types of loans.  These loans involve credit risks that could adversely affect our financial condition and results of operations.
We offer commercial and industrial and commercial real estate loans, and as of December 31, 2017, we had $1.56 billion in such loans outstanding, representing 493% of the Bank’s total risk-based capital.  Commercial and industrial and commercial real estate loans present a greater risk of non‑payment by a borrower than other types of loans.  They typically involve larger loan balances and are particularly sensitive to economic conditions.  Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the related commercial venture.  If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.  Due to the larger average size of a commercial loan in comparison to other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.  In addition, commercial loan customers often have the ability to fund current interest payments through additional borrowings, and as a result the actual credit risk associated with these customers may be worse than anticipated.  In addition, some of our commercial borrowers have more than one loan outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss.  In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration or other loss in advance of liquidation of such collateral.  These types of loans, however, have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial and industrial products.
We offer land acquisition and development and construction loans for builders and developers, and as of December 31, 2017, we had $115 million in such loans outstanding, representing 37% of the Bank’s total risk-based capital.  Similar to commercial and industrial and commercial real estate loans, land acquisition and development and construction loans are more risky than other types of loans.  The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks.  Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks.  Market risks are risks associated with the sale of the completed residential units.  They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects.
Losses in our commercial and industrial, commercial real estate, land acquisition and development, or construction loan portfolio could exceed our reserves, which would adversely impact our earnings.  Non-performing loans in any one of these categories could increase during 2018, and these non-performing loans could result in a material level of charge-offs, either individually or collectively, which would negatively impact our capital and earnings.

We have significantly increased the percentage of commercial and industrial loans in our loan portfolio and intend to continue originating these types of loans.  As a result, we have concentrated credit exposure in commercial and industrial loans that could adversely affect our financial condition and results of operations.
As of December 31, 2017, approximately 32% of our loan portfolio consisted of commercial and industrial loans. These types of loans are typically larger than other types of loans and involve a higher risk of nonpayment or late payment than other types of loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.
Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers engaged in the same or similar activities, industries, geographies, or to borrowers or issuers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to a natural disaster, act of terrorism, severe weather event, or economic event, could lead to additional loan loss provisions and/or charge-offs, or credit impairment of our investments, and subsequently have a material impact on our financial condition and results of operations.
If the value of real estate in our core markets declines, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2017, approximately 64% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
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
We will realize additional future losses if the proceeds we receive upon liquidation of non‑performing assets are less than the fair value of such assets.
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
The Bank’s results of operations are affected by policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations and other instances of unrest in the Middle East, and the economic and political situations in certain parts of the world, we cannot predict with certainty possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the U.S. government and other governments in responding to such terrorist attacks or events in these or other regions may result in currency fluctuations, exchange controls, market disruption and other adverse effects.
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
Our earnings are significantly dependent on our net interest income, as we realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We may be unable to predict future fluctuations in market interest rates, which are affected by many factors, including inflation, economic growth, employment rates, fiscal and monetary policy and disorder and instability in domestic and foreign financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key interest driver rates, as well as balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables. Our net interest income also may decline based on our exposure to a difference in short-term and long-term interest rates. A relatively high cost for securing deposits, combined with lower interest rates that can be charged on customer loans, will place downward pressure on our net interest income. Our asset‑liability management strategy may not be effective in preventing changes in interest rates from having a material adverse effect on our business, financial condition and results of operations.
Certain changes in interest rates, inflation, deflation or the financial markets could affect demand for our products and our results of operations and cash flows.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long‑term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of our loans and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the allowance for loan losses, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows.
Our strategic initiatives may not be implemented successfully. We may not realize the benefits of our strategic initiatives in the anticipated timeline or at all, and the implementation of our strategy may result in costs or loss of revenue that could adversely impact our results of operations.
Implementation of our strategy may involve organic growth initiatives, hiring groups of bankers, acquiring other financial institutions, branch offices or selected assets or deposits of financial institutions, reducing investment in or partially or completely exiting a line of business, or consolidating, closing or selling branch offices. Strategic transactions and other initiatives involved additional expense and also put a strain on our management, financial, operational and technical resources. In addition, while we endeavor to engage in strategic transactions and initiatives that will be beneficial to our operations, such initiatives involve a number of risks, which could have a material adverse effect on our business, financial condition and results of operations, including:

•
there may be a substantial lag time between the time we incur the expenses associated with implementing strategic initiatives and the time when we generate sufficient assets, deposits and earnings to support the costs of such expansion or realize the anticipated benefits of the initiative;

•	the use of inaccurate estimates and judgments in evaluating credit, operations, management and market risks with respect to any target institution or assets;

•	the diligence we conduct with respect to any expansion opportunity may not be sufficient to properly evaluate the prospects of any such opportunity;

•	diluting our existing shareholders in an acquisition;

•	the time associated with negotiating a transaction or working on strategic plans, resulting in management’s attention being diverted from our existing business;

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

•
our lack of market expertise in new geographic markets that we may enter could negatively impact our ability to successfully grow our operations there, or cause us to incur unforeseen expenses in the growth of our operations;

•
the possible loss of key employees and customers of an acquired institution as a result of expansion into a new market, elimination or consolidation of branches, or an acquisition that is poorly conceived and executed;

•
the loss of customer deposits in connection with a branch closure, sale or consolidation eliminates a relatively inexpensive source of capital that we may not be able to replace without incurring additional expense;

•	the loss of loan customers in connection with a branch closure, sale or consolidation could result in a decrease in interest income that we may not be able to replace;

•
the elimination of a line of business could result in a greater than anticipated losses of customers, including customers who turn to one of our competitors to replace the products or services we no longer offer as well as traditional banking services; and

•	we could experience reputational damage associated with strategic initiatives, particularly closing or selling offices or exiting lines of business.
There is no assurance that we will successfully implement our strategic plan or meet our goals. The occurrence of any of the foregoing risks, or other risks not mentioned above, could have a material adverse impact on our financial condition and results of operations.
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
We use brokered deposits to fund a portion of our operations. Our liquidity and our funding costs may be negatively affected if this funding source experiences reduced availability due to regulatory restrictions, loss of investor confidence or a move to other investments or as a result of increased Federal Deposit Insurance Corporation (“FDIC”) insurance costs for these deposits. As of December 31, 2017, 5% of the Bank’s total deposits were composed of brokered deposits. These deposits are a mix between short-term brokered certificates of deposit and brokered money market accounts. Depositors that invest in brokered deposits are generally interest rate sensitive and well-informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to our deposit base or provide the same enterprise value as traditional local retail deposit relationships. Brokered deposits are also considered wholesale funding by bank regulators and a dependence on wholesale funding may warrant increased regulatory review and higher FDIC insurance costs. Banks that are no longer “well capitalized” for bank regulatory purposes are limited in accepting or renewing brokered deposits. In addition, our costs of funds and profitability are likely to be adversely affected to the extent we have to rely upon higher cost borrowings from other institutional investors or brokers to fund loan demand and origination needs.
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
Our relatively small geographic footprint limits our ability to diversify macro-economic risk. We lend primarily to privately held small and mid-sized businesses, not for profit institutions, institutional caliber commercial real estate developers and investors, and individuals in the Metropolitan Atlanta and Eastern Tennessee areas which may expose us to greater lending risks than those of banks lending to larger, better capitalized businesses with longer operating histories. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas--Metropolitan Atlanta and the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee)--if they do occur.
Unpredictable economic conditions or a natural disaster in any of our market areas may have a material adverse effect on our financial performance.
Substantially all of our borrowers and depositors are individuals and businesses located and doing business in our markets. Therefore, our success will depend on the general economic conditions in these areas, and more particularly in Metropolitan Atlanta and the Interstate 75 corridor between Dalton, Georgia (approximately one hour north of Atlanta) and Jefferson City, Tennessee (approximately 30 minutes north of Knoxville, Tennessee). Unlike with many of our larger competitors, the majority of our borrowers are located and doing business in such local markets. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in such markets than those of larger, more geographically diverse competitors. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects any of the markets in which we operate, including existing or prospective property or borrowers in such markets may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, or damage our reputation.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our Internet banking system, treasury management products, check and document imaging, remote deposit capture systems, general ledger, deposit, loan and other systems.

There has been an increase in the number and sophistication of criminal cyber-security attacks against companies where customer and other sensitive information has been compromised. The financial services industry has experienced an increase in the number and severity of cyber-attacks, including efforts to hack or breach security measures in order to access, obtain or misuse information, misappropriate financial assets, corrupt or destroy data, disrupt operations, or install viruses, “ransomware” or other malware. Although we devote significant resources to maintaining the integrity of our systems, we are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. The protective policies and procedures we currently have in place or which we implement in the future may not be sufficient as the nature and sophistication of such threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
In addition, our business operations rely on third party vendors to provide services such as exchanges, clearing houses or other financial intermediaries, data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. Such parties could also be the source of an attack on, or breach of, our operational systems. The cyber-security, information and operational risks that our third party service providers face may be different than the risks we face, and we do not directly control any of such service providers’ information security operations, including the efforts that they may take to mitigate risks or the level of cyber/privacy liability insurance that they may carry. Any problems caused or experienced by these third parties, including cyber-attacks and security breaches, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense.
Any failures, interruptions or security breaches in our information systems, or the systems operated by our third party service providers, could damage our reputation, result in a loss of customer business, impair our ability to provide our services or maintain availability of our systems to customers, result in a violation of privacy or other laws, subject us to regulatory enforcement or other actions, or expose us to remediation costs, increased insurance premiums, civil litigation, fines, penalties or losses not covered by insurance. Any of these events could have a material adverse effect on our financial condition or results of operations.
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
As of December 31, 2017, we had $27.6 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.
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
The CFPB has adopted rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally including rules that implement the “ability‑to‑repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The rules define a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. Although the new “qualified mortgage” rules may provide better definition and more certainty regarding regulatory requirements, the rules may also increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Additionally, qualified “higher priced mortgages” only provide a rebuttable presumption of compliance and thus may be more susceptible to challenges from borrowers. It is difficult to predict how the CFPB’s “qualified mortgage” rules will impact us, but any decreases in loan origination volume or increases in compliance and foreclosure costs could negatively affect our business, operating results and financial condition.
The CFPB continues to reshape consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.
Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law.
The law of choice for enforcement against such business practices generally has been Section 5 of the Federal Trade Commission Act-the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published and periodically updates its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP and has enacted a number of regulations governing the conduct of consumer lending activities. The potential reach of the CFPB’s broad rulemaking powers, and UDAAP authority on the operations of financial institutions offering consumer financial products or services, including the Bank is currently unknown.
The Federal Reserve has adopted capital requirements for financial institutions that may require us to retain or raise additional capital and/or reduce dividends.
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
We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.
From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the U.S. tax reform legislation enacted on December 22, 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, that could significant and adversely affect our U.S. federal income tax position. As previously disclosed, the reduction of the federal corporate tax rate to 21%, will cause our net deferred tax asset to be revalued. Our net deferred tax asset represents net operating loss carryforwards that will be used to reduce corporate taxes expected to be paid in the future as well as differences between the carrying amounts and tax basis of assets and liabilities carried on the Company’s balance sheet. We have performed an analysis to determine the impact of the revaluation of the deferred tax asset and anticipate that the value of the deferred tax asset will be reduced significantly. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, business, operating results and financial condition.
A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards.  The Financial Accounting Standards Board has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become effective for interim and annual reporting periods beginning after December 15, 2019 (effective for the calendar year beginning January 1, 2020).  Under the CECL model, we will be required to present certain financial assets carried at amortized cost at the net amount expected to be collected.  The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which will require us to increase the types of data we collect and review to determine the appropriate level of the allowance for loan losses. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter.  This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred.  Accordingly, regardless of any actual changes to the composition or performance of our loan portfolio, the new accounting standard may require an increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses.  Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.  If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.
From time to time the Securities and Exchange Commission and the Financial Accounting Standards Board (“FASB”) update GAAP, which govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. Incorrect assumptions or estimates may have a material adverse effect on our financial condition and results of operations.
We are subject to regulation by various federal and state entities.
We are subject to the regulations of the Securities and Exchange Commission, the OCC, the Federal Reserve, and the FDIC. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products or execute existing or planned business strategies.
We are also subject to the accounting rules and regulations of the Securities and Exchange Commission and the FASB. Changes in accounting rules could materially adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these laws or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.
Regulators periodically examine our business and we may be required to remediate adverse examination findings.
The Federal Reserve, the FDIC and the OCC periodically examine our business, including our compliance with laws and regulations, and we may become subject to other regulatory agency examinations in the future. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may require us to take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth by preventing us from acquiring other financial institutions or limiting our ability to expand our business by engaging in new activities, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.
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
Furthermore, legislators and/or regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security‑related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.
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
Risks Related to Ownership of Our Common Stock
Limited trading in our common stock may impact the ability of shareholders to sell their shares and the price of our common stock.

Trading activity in our common stock may be limited. If an active market for our common stock is not sustained, the market price of our common stock may be adversely impacted. This may make it difficult for our shareholders to sell their shares at a favorable price or to sell their shares at all. In addition, any negative impact on the price or liquidity of our common stock may impair our ability to raise capital to continue to fund our operations by offering and selling additional shares and our ability to use our common stock as consideration in future acquisitions.

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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if our total annual gross revenues equal or exceed $1 billion in a fiscal year. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•
changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other financial institutions;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us or the financial services industry; or

•	domestic and international economic factors unrelated to our performance.

The holders of our subordinated notes have rights that are senior to those of our shareholders.
As of December 31, 2017, we had $50 million of subordinated notes outstanding. The subordinated notes are senior to shares of our common stock. As a result, we must make payments on the subordinated notes before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution, or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made to the holders of the common stock. Our ability to pay future distributions depends upon the earnings of the Bank and the issuance of dividends from the Bank to the Company, which may be inadequate to service the obligations.
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
Our primary source of cash is dividends we receive from the Bank. Therefore, our ability to pay dividends to our shareholders depends on the Bank’s ability to pay dividends to us. We have not historically paid dividends and did not pay dividends in 2017, 2016 or 2015. Additionally, banks and bank holding companies are subject to significant regulatory restrictions on the payment of cash dividends. In light of regulatory restrictions and our plans to build capital, we currently intend to reinvest the earnings of the Bank and to not pay any dividends for the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, regulatory requirements and other factors that the boards of directors of the Company and the Bank consider relevant.
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
None.
ITEM 2. PROPERTIES
The executive office of Atlantic Capital Bancshares, Inc., is located at 3280 Peachtree Road NE, Suite 1600, Atlanta, Fulton County, Georgia. The headquarters of Atlantic Capital Bank, N.A. is located at 1110 Market Street, #300, Chattanooga, Hamilton County, Tennessee. Both properties are leased. Atlantic Capital provides services or performs operational functions at 20 additional locations, of which 10 are owned and 10 are leased. These offices are located in Fulton, Whitfield and Oconee County, Georgia, and Hamilton, Union, Jefferson, Knox, and Loudon County, Tennessee.
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

Market Information
Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) trading under the symbol “ACBI.” The following table sets forth for the period indicated the high and low per share sale prices of our common stock on Nasdaq.

	2017				2016
	Price Per Share			Cash Dividends Declared	Price Per Share			Cash Dividends Declared
Quarter Ended:	High	Low	Close		High	Low	Close
March 31	$20.20	$17.48	$18.95	$—	$14.90	$11.55	$13.94	$—
June 30	$19.85	$18.15	$19.00	$—	$14.58	$12.92	$14.46	$—
September 30	$19.60	$15.36	$18.15	$—	$15.74	$14.04	$14.98	$—
December 31	$19.00	$15.20	$17.60	$—	$19.25	$13.80	$19.00	$—
Holders
At March 1, 2018, there were 345 record shareholders and approximately 1,507 beneficial shareholders of the Company’s common stock.
Dividend Policy
We did not pay any dividends in fiscal 2017 or fiscal 2016. We have no current plans to pay any dividends on our common stock for the foreseeable future and instead currently intend to retain earnings, if any, for future operations and expansion.
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

Performance Graph
Set forth below is a line graph, which was prepared by SNL Financial LC (“SNL”) comparing the yearly percentage change in the cumulative total shareholder return on Atlantic Capital’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index, the SNL U.S. Bank Index and the SNL Southeast U.S. Bank Index, commencing November 2, 2015 (when our shares began trading) and ending on December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

ATLANTIC CAPITAL BANCSHARES, INC.(1)

	For the Years Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015	2014	2013

INCOME SUMMARY
Interest income	$96,271	$88,217	$48,967	$36,542	$32,537
Interest expense	15,129	11,509	4,923	3,449	3,615
Net interest income	81,142	76,708	44,044	33,093	28,922
Provision for loan losses	3,218	3,816	8,035	488	246
Net interest income after provision for loan losses	77,924	72,892	36,009	32,605	28,676
Noninterest income	16,189	21,732	9,399	5,342	3,875
Noninterest expense	73,465	73,280	45,933	26,574	24,893
Income before income taxes	20,648	21,344	(525)	11,373	7,658
Income tax expense	24,374	7,949	794	3,857	2,515
Net income	$(3,726)	$13,395	$(1,319)	$7,516	$5,143

PER SHARE DATA
Basic earnings per share	$(0.15)	$0.54	$(0.09)	$0.56	$0.38
Diluted earnings per share	(0.15)	0.53	(0.09)	0.55	0.38
Book value per share	11.99	12.10	11.79	10.48	9.77
Dividends declared	—	—	—	—	—

PERFORMANCE MEASURES
Return on average equity	(1.17)%	4.44%	(0.77)%	5.54%	3.96%
Return on average assets	(0.14)	0.49	(0.08)	0.61	0.46
Taxable equivalent net interest margin	3.28	3.12	2.99	2.86	2.75
Efficiency ratio	75.48	74.44	85.95	69.14	75.90
Equity to assets	10.67	11.13	10.91	10.72	10.67
Dividend payout ratio	—	—	—	—	—

ASSET QUALITY
Allowance for loan losses to loans held for investment	1.00%	1.04%	1.06%	1.10%	1.32%
Net charge-offs	$4,469	$2,126	$551	$(118)	$167
Net charge-offs to average loans	0.23%	0.11%	0.05%	(0.01)%	0.02%
NPAs to total assets	0.14	0.13	0.40	0.12	0.36

AVERAGE BALANCES
Loans and loans held for sale	$1,936,109	$1,986,482	$1,192,103	$918,959	$793,505
Investment securities	447,775	357,054	165,796	143,727	147,323
Total assets	2,719,658	2,709,138	1,581,687	1,227,230	1,118,527
Deposits	2,146,852	2,146,984	1,296,763	983,772	935,469
Shareholders’ equity	318,805	301,443	170,675	135,687	129,853
Number of common shares - basic	25,592,731	24,763,522	15,283,437	13,445,122	13,420,599
Number of common shares - diluted	25,822,085	25,186,680	15,663,865	13,641,882	13,531,952

AT PERIOD END
Total loans	$1,935,326	$2,016,549	$1,886,134	$1,039,713	$817,002
Investment securities	449,117	347,705	346,221	133,437	145,743
Total assets	2,891,421	2,727,543	2,638,780	1,314,859	1,229,392
Deposits	2,450,665	2,237,580	2,262,218	1,105,845	1,081,153
Shareholders’ equity	308,425	303,658	287,992	140,929	131,235
Number of common shares outstanding	25,712,909	25,093,135	24,425,546	13,453,820	13,426,489

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

Non-GAAP Performance Measures Reconciliation

	For the Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Operating net income reconciliation
Net income (loss) - GAAP	$(3,726)	$13,395	$(1,319)	$7,516	$5,143
Merger related expenses, net of income tax	—	1,685	5,625	—	—
Divestiture expenses, net of income tax	—	187	—	—	—
Gain on sale of branches, net of income tax	—	(2,385)	—	—	—
Provision for acquired non PCI FSG loans, net of income tax	—	—	4,153	—	—
Revaluation of net deferred tax asset	17,398	—	—	—	—
Operating net income	$13,672	$12,882	$8,459	$7,516	$5,143

Operating diluted earnings per share reconciliation
Diluted earnings (loss) per share - GAAP	$(0.15)	$0.53	$(0.09)	$0.55	$0.38
Merger related expenses	—	0.06	0.63	—	—
Net gain on sale of branches	—	(0.08)	—	—	—
Revaluation of net deferred tax asset	0.68	—	—	—	—
Diluted earnings per share - operating	$0.53	$0.51	$0.54	$0.55	$0.38

Interest income on investment securities reconciliation
Interest income on investment securities - GAAP	$9,181	$5,698	$3,301	$3,109	$2,917
Taxable equivalent adjustment	906	484	63	39	29
Interest income on investment securities - taxable equivalent	$10,087	$6,182	$3,364	$3,148	$2,946

Interest income reconciliation
Interest income - GAAP	$96,271	$88,217	$48,967	$36,542	$32,537
Taxable equivalent adjustment	906	484	63	39	29
Interest income - taxable equivalent	$97,177	$88,701	$49,030	$36,581	$32,566

Net interest income reconciliation
Net interest income - GAAP	$81,142	$76,708	$44,044	$33,093	$28,922
Taxable equivalent adjustment	906	484	63	39	29
Net interest income - taxable equivalent	$82,048	$77,192	$44,107	$33,132	$28,951

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.24%	3.10%	2.98%	2.85%	2.75%
Impact of taxable equivalent adjustment	0.04	0.02	0.01	0.01	—
Net interest margin - taxable equivalent	3.28%	3.12%	2.99%	2.86%	2.75%

	2017				2016
(in thousands, except share and per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest income	$25,137	$24,351	$24,322	$22,461	$22,307	$22,295	$22,116	$21,499
Interest expense	4,028	4,060	3,833	3,208	3,029	2,941	2,907	2,632
Net interest income	21,109	20,291	20,489	19,253	19,278	19,354	19,209	18,867
Provision for loan losses	282	322	1,980	634	2,208	463	777	368
Net interest income after provision for loan losses	20,827	19,969	18,509	18,619	17,070	18,891	18,432	18,499
Noninterest income	3,568	3,477	5,287	3,857	4,430	4,002	8,880	4,420
Noninterest expense	20,594	17,504	17,623	17,744	18,775	17,296	18,943	18,266
Income before income taxes	3,801	5,942	6,173	4,732	2,725	5,597	8,369	4,653
Income tax expense	19,138	1,890	1,844	1,502	1,116	1,889	3,222	1,722
Net Income	$(15,337)	$4,052	$4,329	$3,230	$1,609	$3,708	$5,147	$2,931
Basic Earnings per share	$(0.60)	$0.16	$0.17	$0.13	$0.06	$0.15	$0.21	$0.12
Diluted earnings per share	(0.60)	0.16	0.17	0.13	0.06	0.15	0.20	0.12
Book value per share	11.99	12.63	12.45	12.18	12.10	12.36	12.29	12.05

PERFORMANCE MEASURES
Return on average equity	(18.66)%	4.96%	5.48%	4.19%	2.09%	4.84%	6.88%	4.02%
Return on average assets	(2.24)	0.60	0.63	0.48	0.24	0.55	0.76	0.45
Taxable equivalent net interest margin	3.39	3.26	3.26	3.20	3.11	3.12	3.12	3.26
Efficiency ratio	83.45	73.65	68.37	76.78	79.19	74.05	67.44	78.44
Equity to assets	10.67	12.31	11.82	11.10	11.13	11.17	10.83	10.86

ASSET QUALITY
Allowance for loan losses to loans held for investment	1.00%	0.99%	1.11%	1.05%	1.04%	0.92%	0.95%	0.93%
Net charge-offs	$(192)	$3,322	$49	$1,290	$147	$306	$8	$1,665
Net charge-offs to average loans (1)	(0.04)%	0.68%	0.01%	0.26%	0.03%	0.06%	—%	0.35%
NPAs to total assets	0.14	0.23	0.52	0.21	0.13	0.09	0.07	0.08

AVERAGE BALANCES
Loans	$1,898,745	$1,934,505	$1,962,374	$1,949,385	$2,036,995	$2,003,180	$2,000,685	$1,881,749
Investment securities	460,269	455,868	455,090	419,335	349,762	335,880	358,439	357,728
Total assets	2,720,070	2,701,387	2,762,389	2,694,715	2,722,444	2,717,996	2,718,110	2,620,750
Deposits	2,194,849	2,121,263	2,158,675	2,111,992	2,094,885	2,163,569	2,135,292	2,155,683
Shareholders’ equity	326,059	323,832	316,825	308,261	308,588	306,642	299,170	291,806
Number of common shares - basic	25,723,548	25,699,179	25,621,910	25,320,690	25,027,304	24,891,822	24,644,755	24,485,900
Number of common shares - diluted	25,888,064	25,890,779	25,831,281	25,672,286	25,407,728	25,260,280	25,158,694	24,993,597

AT PERIOD END
Total loans	$1,935,326	$1,908,706	$1,963,835	$1,930,965	$2,016,549	$2,054,702	$1,971,198	$1,982,054
Investment securities	449,117	447,005	450,273	456,942	347,705	348,484	328,370	366,641
Total assets	2,891,421	2,638,412	2,702,575	2,802,078	2,727,543	2,761,244	2,807,822	2,726,888
Deposits	2,450,665	2,103,645	2,113,954	2,203,039	2,237,580	2,188,856	2,158,305	2,282,462
Shareholders’ equity	308,425	324,754	319,435	310,967	303,658	308,463	304,066	296,015
Number of common shares outstanding	25,712,909	25,716,418	25,654,521	25,535,013	25,093,135	24,950,099	24,750,163	24,569,823

(1) Annualized.

Non-GAAP Performance Measures Reconciliation

	2017				2016
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating net income reconciliation
Net income (loss) - GAAP	$(15,337)	$4,052	$4,329	$3,230	$1,609	$3,708	$5,147	$2,931
Merger related expenses, net of income tax	—	—	—	—	126	356	743	460
Divestiture expenses, net of income tax	—	—	—	—	—	—	187	—
Gain on sale of branches, net of income tax	—	—	—	—	—	—	(2,385)	—
Revaluation of net deferred tax asset	17,398	—	—	—	—	—	—	—
Operating net income	$2,061	$4,052	$4,329	$3,230	$1,735	$4,064	$3,692	$3,391

Operating diluted earnings per share reconciliation
Diluted earnings (loss) per share - GAAP	$(0.60)	$0.16	$0.17	$0.13	$0.06	$0.15	$0.20	$0.12
Merger related expenses	—	—	—	—	0.01	0.01	0.03	0.02
Net gain on sale of branches	—	—	—	—	—	—	(0.08)	—
Revaluation of net deferred tax asset	0.68	—	—	—	—	—	—	—
Diluted earnings per share - operating	$0.08	$0.16	$0.17	$0.13	$0.07	$0.16	$0.15	$0.14

Interest income on investment securities reconciliation
Interest income on investment securities - GAAP	$2,510	$2,298	$2,355	$2,018	$1,477	$1,293	$1,327	$1,601
Taxable equivalent adjustment	213	215	223	255	223	133	74	54
Interest income on investment securities - taxable equivalent	$2,723	$2,513	$2,578	$2,273	$1,700	$1,426	$1,401	$1,655

Interest income reconciliation
Interest income - GAAP	$25,137	$24,351	$24,322	$22,461	$22,307	$22,295	$22,116	$21,499
Taxable equivalent adjustment	213	215	223	255	223	133	74	54
Interest income - taxable equivalent	$25,350	$24,566	$24,545	$22,716	$22,530	$22,428	$22,190	$21,553

Net interest income reconciliation
Net interest income - GAAP	$21,109	$20,291	$20,489	$19,253	$19,278	$19,354	$19,209	$18,867
Taxable equivalent adjustment	213	215	223	255	223	133	74	54
Net interest income - taxable equivalent	$21,322	$20,506	$20,712	$19,508	$19,501	$19,487	$19,283	$18,921

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.35%	3.23%	3.23%	3.16%	3.07%	3.10%	3.11%	3.25%
Impact of taxable equivalent adjustment	0.04	0.03	0.03	0.04	0.04	0.02	0.01	0.01
Net interest margin - taxable equivalent	3.39%	3.26%	3.26%	3.20%	3.11%	3.12%	3.12%	3.26%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of earnings and related financial data is presented to assist in understanding the financial condition and results of operations of Atlantic Capital Bancshares, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2017, the reclassifications have no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, for purposes of this section, “Atlantic Capital” refers to the consolidated financial position and consolidated results of operations for Atlantic Capital Bancshares, Inc.
EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
On October 31, 2015, Atlantic Capital completed the acquisition of First Security and its wholly-owned bank subsidiary FSGBank. The acquired entity’s results are included in Atlantic Capital’s consolidated results beginning on October 31, 2015, the acquisition date.
Atlantic Capital reported a net loss of $3.7 million for the year ended December 31, 2017. This compared to net income of $13.4 million for the year ended December 31, 2016. Diluted income per common share was ($0.15) for 2017, compared to $0.53 for 2016.
The decrease in net income for the year ended December 31, 2017 compared to 2016 was primarily the result of a $16.4 million, or 207%, increase in provision for income taxes. This was due to a reduction in the value of Atlantic Capital’s net deferred tax asset as a result of the tax reform legislation signed into law on December 22, 2017. In addition, noninterest income decreased $5.5 million, or 26%, from 2016 to 2017, primarily due to the $3.9 million gain on the sale of seven branches in 2016 and a $1.4 million, or 94%, decrease in TriNet lending activities due to Atlantic Capital’s decision to close the TriNet Lending division during the third quarter of 2016. This was offset by a $5.0 million, or 7%, increase in net interest income after provision for loan losses, resulting primarily from a $4.1 million, or 5%, increase in interest and fee income on loans, and a $3.5 million, or 61%, increase in interest on investment securities available-for-sale.
Atlantic Capital reported net income of $13.4 million, or $0.53 per diluted share, for the year ended December 31, 2016 compared to a net loss of $1.3 million, or ($0.09) per diluted common share for the year ended December 31, 2015. The $14.7 million increase in net income from 2015 to 2016 was primarily the result of a $32.7 million, or 74%, increase in net interest income before provision for loan losses, as well as a $4.2 million, or 53%, decrease in the provision for loan losses. During the fourth quarter of 2015, Atlantic Capital recorded a loan loss provision related to the acquired First Security loan portfolio in the amount of $6.8 million. In addition, noninterest income increased $12.3 million, or 131%, from 2015 to 2016, due to the $3.9 million gain on the sale of seven branches, increased service charges and higher trust and mortgage income due to the acquisition of First Security. This was offset by a $27.3 million, or 60%, increase in noninterest expense, resulting primarily from a $24.1 million increase in salary and benefits, occupancy, equipment and software, and data processing expenses related to the acquisition of First Security.
Taxable equivalent net interest income was $82.0 million for 2017, compared to $77.2 million for 2016. Taxable equivalent net interest margin increased to 3.28% for the year ended December 31, 2017, from 3.12% for 2016. The margin increase was primarily due to increases in the Fed Funds rate.
Taxable equivalent net interest income increased $33.1 million, or 75%, from $44.1 million for 2015, to $77.2 million for 2016. Net interest margin increased from 2.99% for the year ended December 31, 2015 to 3.12% for 2016. The margin increase was primarily due to higher yields on loans and the increase in loan volume from First Security.
Provision for loan losses for the year ended December 31, 2017 totaled $3.2 million, a decrease of $598,000 from the year ended December 31, 2016. The decrease was primarily related to a reduction in loan growth. Provision expense decreased by $4.2 million from $8.0 million in 2015 to $3.8 million in 2016. The decrease was primarily due to a $6.8 million provision recorded in the fourth quarter of 2015 related to the acquired First Security loan portfolio.
Noninterest income decreased $5.5 million, or 26%, to $16.2 million for the year ended December 31, 2017 from the year ended December 31, 2016. The decrease was primarily due to the $3.9 million gain on the sale of seven branches in 2016, and a $1.4 million, or 94%, decrease in TriNet lending activities due to Atlantic Capital’s decision to close the TriNet Lending division during the third quarter of 2016.

Noninterest income increased by $12.3 million, or 131%, from $9.4 million in 2015 to $21.7 million in 2016. The increase was primarily due to a $2.9 million increase in service charges due to the addition of First Security deposits, the $3.9 million gain on the sale of seven branches, as well as $1.5 million in gains related to the sale of TriNet loans. Two new lines of business resulting from the merger - mortgage banking and trust - contributed an additional $1.8 million and $1.2 million, respectively, during 2016, compared to 2015.
For the year ended December 31, 2017, noninterest expense increased $185,000, or less than 1%, compared to the same period of 2016. Salary and benefits expense increased $3.1 million, or 7%, in 2017 due to severance costs and $2.0 million in expenses related to the President and Chief Operating Officer’s resignation. Additionally, professional services expense increased $1.8 million, or 63%, primarily due to expenses related to the public offering of common stock by a selling stockholder completed during the third quarter of 2017. These increases were offset by a $2.4 million, or 89%, decrease in merger and conversion costs from 2016 to 2017 related to the acquisition of First Security. Noninterest expense totaled $73.3 million for the year ended December 31, 2016, compared to $45.9 million for 2015, an increase of $27.3 million, or 60%. The most significant components of the increase were higher salary and benefits, equipment and software, and data processing expenses related to the acquisition of First Security.
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
Management considers the established ALL adequate to absorb losses that relate to loans outstanding at December 31, 2017, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower’s access to liquidity and other factors. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Atlantic Capital’s estimates would be updated and additions to the ALL may be required.
Fair value measurements.
Atlantic Capital’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. See Note 18, Fair Value Measurements, in the consolidated financial statements for additional disclosures regarding the fair value of our assets and liabilities.
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

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for 2017 totaled $82.0 million, a $4.9 million, or 6%, increase from 2016. This increase was primarily driven by an $8.5 million, or 10%, increase in taxable equivalent interest income. The interest income increase primarily resulted from the following:

•
a $3.9 million, or 63%, increase to $10.1 million in taxable equivalent interest income on investment securities, resulting from a $90.7 million, or 25%, increase in average balance, due primarily to the increased investment in non-taxable investment securities; and

•	a $4.1 million, or 5%, increase in interest income on loans, resulting from increases in the Fed Funds rate.
Interest expense for the year ended December 31, 2017 totaled $15.1 million, a $3.6 million, or 31%, increase from 2016, primarily due to a $2.7 million, or 36%, increase in interest paid on deposits. The rate paid on interest bearing liabilities increased 24 basis points from 2016 to 2017, driven by an increase in interest rates on deposits and other borrowings resulting from increases in the Fed Funds rate. In addition, premium amortization on acquired time deposits reduced interest expense for the year ended December 31, 2017 in the amount of $352,000, compared to $853,000 for the year ended December 31, 2016.
Taxable equivalent net interest margin increased to 3.28% from 3.12% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The primary reasons for the increase in taxable equivalent net interest margin for 2017 compared to 2016 were the higher interest rates on loans resulting from Fed Funds rate increases. Net accretion income on acquired loans discount totaled $2.4 million for the year ended December 31, 2017, compared to $2.6 million for the same period in 2016.
Overall funding costs increased gradually from 2016 to 2017 due to Fed Funds rate increases and remained relatively stable from 2015 to 2016. However, the long-term debt issued in September of 2015 added a relatively high cost funding source to the balance sheet.
Taxable equivalent net interest income increased $33.1 million, or 75%, from $44.1 million in 2015 to $77.2 million in 2016. Taxable equivalent net interest margin was 3.12% in 2016 compared to 2.99% in 2015, primarily due to higher average loan balances from the First Security acquisition.

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

Table 1 - Average Balance Sheets and Net Interest Analysis
(Dollars in thousands; taxable equivalent)
	Twelve months ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$85,525	$916	1.07%	$92,744	$583	0.63%	$65,093	$263	0.40%
Other short-term investments	14,266	270	1.89%	23,134	318	1.37%	49,014	652	1.33%
Investment securities:
Taxable investment securities	366,309	7,221	1.97%	310,815	4,755	1.53%	161,597	3,179	1.97%
Non-taxable investment securities(1)	81,466	2,866	3.52%	46,239	1,427	3.09%	4,199	185	4.41%
Total investment securities	447,775	10,087	2.25%	357,054	6,182	1.73%	165,796	3,364	2.03%
Total loans	1,936,109	84,889	4.38%	1,986,482	80,781	4.07%	1,192,103	44,562	3.74%
FHLB and FRB stock	18,528	1,015	5.48%	15,617	837	5.36%	4,338	189	4.36%
Total interest-earning assets	2,502,203	97,177	3.88%	2,475,031	88,701	3.58%	1,476,344	49,030	3.32%
Non-earning assets	217,455			234,107			105,343
Total assets	$2,719,658			$2,709,138			$1,581,687
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,197,771	6,983	0.58%	1,170,879	4,889	0.42%	745,777	2,840	0.38%
Time deposits	149,350	1,134	0.76%	208,800	936	0.45%	58,133	150	0.26%
Internet and brokered deposits	168,685	1,960	1.16%	207,543	1,574	0.76%	140,416	628	0.45%
Total interest-bearing deposits	1,515,806	10,077	0.66%	1,587,222	7,399	0.47%	944,326	3,618	0.38%
Total borrowings	175,060	1,758	1.00%	176,122	825	0.47%	84,196	447	0.53%
Total long-term debt	49,444	3,294	6.66%	49,275	3,285	6.67%	12,805	858	6.70%
Total interest-bearing liabilities	1,740,310	15,129	0.87%	1,812,619	11,509	0.63%	1,041,327	4,923	0.47%
Demand deposits	631,046			559,762			352,437
Other liabilities	29,497			35,314			17,248
Shareholders' equity	318,805			301,443			170,675
Total liabilities and shareholders' equity	$2,719,658			$2,709,138			$1,581,687
Net interest spread			3.01%			2.95%			2.85%
Net interest income and net interest margin (taxable equivalent)(2)		$82,048	3.28%		$77,192	3.12%		$44,107	2.99%

(1) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 35%, reflecting the statutory federal income tax rate.
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

Table 2 - Changes in Net Interest Income
(in thousands)
	2017 Compared to 2016 Increase (decrease) Due to Changes in:			2016 Compared to 2015 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$(77)	$410	$333	$172	$148	$320
Other short-term investments	(168)	120	(48)	(354)	20	(334)
Investment securities:
Taxable investment securities	1,094	1,372	2,466	2,289	(713)	1,576
Non-taxable investment securities(1)	1,239	200	1,439	1,297	(55)	1,242
Total investment securities	2,333	1,572	3,905	3,586	(768)	2,818
Total loans	(2,209)	6,317	4,108	32,290	3,929	36,219
FHLB stock	159	19	178	605	43	648
Total interest-earning assets	38	8,438	8,476	36,299	3,372	39,671
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	157	1,937	2,094	1,755	294	2,049
Time deposits	(451)	649	198	676	110	786
Internet and brokered deposits	(452)	838	386	511	435	946
Total interest-bearing deposits	(746)	3,424	2,678	2,942	839	3,781
Total borrowings	(11)	944	933	429	(51)	378
Total long-term debt	11	(2)	9	2,431	(4)	2,427
Total interest-bearing liabilities	(746)	4,366	3,620	5,802	784	6,586

Change in net interest income	$784	$4,072	$4,856	$30,497	$2,588	$33,085

(1) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 35%, reflecting the statutory federal income tax rate.
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
The provision for loan losses was $3.2 million in 2017, a decrease of $598,000, or 16%, compared to 2016. The decrease was primarily related to a reduction in loan growth. The provision for loan losses was $3.8 million in 2016, a decrease of $4.2 million, or 53%, compared to 2015. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from First Security on October 31, 2015. At December 31, 2015, Atlantic Capital included the performing non-impaired loans acquired from First Security in its general allowance calculation in order to reflect the necessary allowance for incurred losses, which accounted for a majority of the decrease in provision expense from 2015 to 2016.

At December 31, 2017, nonperforming loans totaled $2.9 million compared to $1.6 million at December 31, 2016. The increase was attributable to the Bank placing one loan relationship totaling $1.8 million on nonaccrual status. Net loan charge-offs were 0.23%, 0.11% and 0.05%, respectively, of average loans for the years ended December 31, 2017, 2016, and 2015, respectively. The allowance for loan losses to total loans at December 31, 2017 was 1.00%, compared to 1.04% at December 31, 2016.
Noninterest Income
Noninterest income was $16.2 million in 2017, compared with $21.7 million in 2016, and $9.4 million in 2015. The following table presents the components of noninterest income.

Table 3 - Noninterest Income
(in thousands)
	Twelve months ended December 31,			Change
	2017	2016	2015	2017-2016
Service charges	$5,076	$5,487	$2,613	$(411)
Gain (loss) on sales of securities	(63)	44	10	(107)
Gain on sale of other assets	742	388	189	354
Mortgage income	1,255	1,917	163	(662)
Trust income	1,814	1,411	192	403
Derivatives income	156	578	304	(422)
Bank owned life insurance	1,530	1,610	2,159	(80)
SBA lending activities	4,129	3,642	2,910	487
TriNet lending activities	87	1,501	—	(1,414)
Gains on sale of branches	302	3,885	—	(3,583)
Other noninterest income	1,161	1,269	859	(108)
Total noninterest income	$16,189	$21,732	$9,399	$(5,543)
Service charges for the year ended December 31, 2017 decreased $411,000, or 7%, from 2016. The decrease was primarily due to the reduction of retail customer activity from the sale of seven legacy FSGBank branches in the second quarter of 2016 and one branch in the second quarter of 2017. Gain on sales of other assets for the year ended December 31, 2017 increased $354,000, or 91%, compared to 2016 due to a $239,000 gain on sale of other real estate and a $426,000 gain on the sale of a tax credit investment in 2017. Mortgage income for the year ended December 31, 2017 decreased $662,000, or 35%, from 2016 due to higher interest rates and lower demand. Trust income for the year ended December 31, 2017 increased $403,000, or 29%, from 2016 due to an increase in managed assets. During the fourth quarter of 2017, Atlantic Capital entered into an agreement to sell the trust division and exit the trust business.
Income from SBA lending activities for the year ended December 31, 2017 increased $487,000, or 13%, compared to 2016, due to a higher amount of principal balances sold. During the years ended 2017 and 2016, guaranteed portions of 43 and 47 SBA loans with principal balances of $65.0 million and $56.9 million, respectively, were sold in the secondary market. During the year ended December 31, 2016, the TriNet lending division contributed $1.5 million in noninterest income from the sale of loans. During the third quarter of 2016, Atlantic Capital made the decision to close the TriNet Lending division.
The sale of seven branches in the second quarter of 2016 resulted in a net gain of $3.9 million and included the sale of approximately $191.0 million in deposits, $34.7 million in loans and $8.6 million in other assets. The net gain included the write-off of $2.0 million in core deposit intangibles. In addition, $305,000 in expenses related to the sales were recorded in noninterest expense.
The sale of one branch in the second quarter of 2017 resulted in a net gain of $302,000 as well as a reduction of approximately $21.9 million in deposits and approximately $27.3 million in loans and other assets. The gross gain of $533,000 was reduced by an impairment of $337,000 in core deposit intangibles, which was offset by a $106,000 reversal in time deposit premium. There were also $38,000 of expenses associated with the divestiture included in noninterest expense in the second quarter of 2017.
For 2016, noninterest income totaled $21.7 million compared to $9.4 million for 2015, a $12.3 million, or 131%, increase. In addition to the $3.9 million net gain on branch sales in 2016, the most significant component of the increase was a $2.9 million, or 110%, increase in service charges which was primarily due to the addition of First Security deposits. Mortgage income and trust income for 2016 increased from 2015 due to these two new lines of business acquired from First Security.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 4 - Noninterest Expense
(in thousands)
	Twelve months ended December 31,			Change
	2017	2016	2015	2017-2016
Salaries and employee benefits	$45,375	$42,303	$24,098	$3,072
Occupancy	4,589	4,604	2,170	(15)
Equipment and software	3,449	2,966	1,295	483
Professional services	4,752	2,918	1,610	1,834
Postage, printing and supplies	340	462	178	(122)
Communications and data processing	4,149	3,291	1,541	858
Marketing and business development	946	1,100	410	(154)
FDIC premiums	966	1,568	789	(602)
Merger expense and conversion costs	304	2,742	9,154	(2,438)
Amortization of intangibles	1,653	2,445	526	(792)
Foreclosed property/problem asset expense	124	864	70	(740)
Other noninterest expense	6,818	8,017	4,092	(1,199)
Total noninterest expense	$73,465	$73,280	$45,933	$185

Noninterest expenses were $73.5 million in 2017 as compared to $73.3 million in 2016, and $45.9 million in 2015. The slight increase from 2016 to 2017 is primarily the result of higher salaries, employee benefits, and professional services expenses which were offset by decreases in merger and conversion costs, and other noninterest expense.
Salaries and employee benefits expense for 2017 was $45.4 million, an increase of $3.1 million, or 7%, from 2016. The increase was due to severance costs and $2.0 million in expenses related to the President and Chief Operating Officer’s resignation. Full time equivalent headcount totaled 348 at December 31, 2017 compared to 345 at December 31, 2016, an increase of 3 full time equivalent positions, mainly due to increased staffing needs of the Bank.
Equipment and software expense of $3.4 million for 2017 was up $483,000, or 16%, compared to 2016, primarily due to higher maintenance contracts and an increase in managed services costs.
Professional services fees of $4.8 million for 2017 were up $1.8 million, or 63%, compared to 2016, primarily due to higher accounting and legal fees related to the public offering of Atlantic Capital stock by a selling stockholder during the third quarter of 2017. Communications and data processing expenses for 2017 of $4.1 million were up $858,000, or 26%, compared to 2016. This is the result of reduced core processing expenses in 2016 due to vendor credits which expired in 2017.
Merger and conversion costs totaled $304,000 for the year ended December 31, 2017, a decrease of $2.4 million, or 89%, from 2016. These costs include professional fees, severance, rebranding and data conversion related to the acquisition of First Security.
Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $1.7 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively.
Other noninterest expense decreased $1.2 million, or 15%, compared to the year ended December 31, 2016. This decrease includes a $357,000, or 23%, decrease in other outside services, a $249,000, or 40%, decrease in insurance expenses, and a $307,000, or 60%, decrease in mortgage warehouse servicing fees.
Noninterest expense totaled $73.3 million for 2016, a $27.3 million, or 60%, increase from $45.9 million in 2015. The increase from 2015 to 2016 is primarily the result of higher salaries, employee benefits, occupancy, equipment and software and data processing expenses related to the acquisition of First Security.

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
Income tax provision was $24.4 million in 2017, compared to income tax provision of $7.9 million in 2016 and $794,000 in 2015.  The effective tax rate (as a percentage of pre-tax earnings) for 2017, 2016, and 2015 was 118.0%, 37.2% and (151.3)%, respectively. The change in the effective tax rate for 2017 compared to 2016 resulted from a $17.4 million reduction of the value of Atlantic Capital’s net deferred tax asset due to the tax reform legislation signed into law in December 2017. The change in the effective tax rate for 2016 compared to 2015 resulted from the impact of a pre-tax loss in 2015, as well as the impact of non-deductible merger expenses and the increase in non-taxable income on municipal securities purchased throughout 2016.
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
Based on all evidence considered, as of December 31, 2017 and 2016, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At December 31, 2017 and 2016, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $8.5 million and $9.2 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.
Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 14, Income Taxes, to the consolidated financial statements.
FINANCIAL CONDITION
Total assets at December 31, 2017 and December 31, 2016 were $2.89 billion and $2.73 billion, respectively. Average total assets for 2017 were $2.72 billion, compared to $2.71 billion for 2016.

Loans
At December 31, 2017, total loans held for investment decreased $47.5 million, or 2%, compared to December 31, 2016, primarily due to a decrease of $107.5 million in the mortgage warehouse. Details of loans at December 31, 2017, 2016, 2015, 2014, and 2013 are provided in Table 5.

Table 5 - Loans
(in thousands)
	December 31,
	2017	2016	2015	2014	2013

Loans held for sale
TriNet loans held for sale	$—	$—	$58,934	$—	$—
Branch loans held for sale	—	30,917	35,470	—	—
Other loans held for sale	1,487	4,302	1,061	—	—
Total loans held for sale	$1,487	$35,219	$95,465	$—	$—

Loans held for investment
Commercial loans:
Commercial and industrial	$615,359	$531,061	$467,083	$365,447	$329,651
Commercial real estate:
Owner occupied	346,746	352,523	320,656	193,892	188,956
Non-owner occupied	593,669	506,255	525,757	245,179	207,627
Construction and land	115,495	219,352	166,358	82,567	49,101
Mortgage warehouse loans	39,981	147,519	84,350	116,939	8,026
Total commercial loans	1,711,250	1,756,710	1,564,204	1,004,024	783,361

Residential:
Residential mortgages	104,484	101,921	110,381	1,320	—
Home equity	76,244	77,358	80,738	28,464	27,006
Total residential loans	180,728	179,279	191,119	29,784	27,006

Consumer	29,393	27,338	30,451	9,290	8,719
Other	16,278	21,565	6,901	—	—
	1,937,649	1,984,892	1,792,675	1,043,098	819,086
Less net deferred fees and other unearned income	(3,810)	(3,562)	(2,006)	(3,385)	(2,084)
Less allowance for loan losses	(19,344)	(20,595)	(18,905)	(11,421)	(10,815)
Loans held for investment, net	$1,914,495	$1,960,735	$1,771,764	$1,028,292	$806,187

The following table sets forth the maturity distribution of loans as of December 31, 2017.

Table 6 - Loan Maturity Distribution and Interest Rate Sensitivity
(in thousands)

	Within	One to	After	Total
	One Year	Five Years	Five Years
Loans:
Commercial and industrial	$231,023	$268,262	$116,074	$615,359
Commercial real estate	102,755	385,317	452,343	940,415
Construction and land	43,218	64,533	7,744	115,495
Mortgage warehouse loans	39,981	—	—	39,981
Residential mortgages	13,790	16,528	74,166	104,484
Home equity	19,711	17,064	39,469	76,244
Consumer	5,158	17,419	6,816	29,393
Other	2,291	12,122	1,865	16,278
Total loans	$457,927	$781,245	$698,477	$1,937,649

Loans maturing with:
Fixed interest rates	$55,540	$218,705	$336,025	$610,270
Floating or adjustable rates	402,387	562,540	362,452	1,327,379
Total loans	$457,927	$781,245	$698,477	$1,937,649

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At December 31, 2017, Atlantic Capital’s nonperforming assets totaled to $4.1 million, or 0.14% of assets, compared to $3.5 million, or 0.13% of assets, at December 31, 2016. The increase was primarily due to the Bank placing one loan relationship totaling $1.8 million on nonaccrual status, offset by an increase in total assets.
Nonaccrual loans totaled $2.6 million and $621,000 as of December 31, 2017 and 2016, respectively. The increase was primarily due to the Bank placing one loan relationship totaling $1.8 million on nonaccrual status. Loans past due 90 days and still accruing totaled $298,000 at December 31, 2017 compared to $994,000 at December 31, 2016. The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms in 2017, 2016, and 2015 is immaterial. Table 7 provides details on nonperforming assets and other risk elements at December 31, 2017, 2016, 2015, 2014, and 2013.

Table 7 - Nonperforming assets
(Dollars in thousands)
	December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans	$2,614	$621	$7,772	$—	$2,954
Loans past due 90 days and still accruing	298	994	777	—	—
Total nonperforming loans* (NPLs)	2,912	1,615	8,549	—	2,954
Other real estate owned	1,215	1,872	1,982	1,531	1,531
Total nonperforming assets (NPAs)	$4,127	$3,487	$10,531	$1,531	$4,485
NPLs as a percentage of total loans	0.15%	0.08%	0.45%	—%	0.36%
NPAs as a percentage of total assets	0.14	0.13	0.40	0.12	0.36
*Nonperforming loans excludes those loans which are PCI loans
Troubled Debt Restructurings

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

Table 8 - Troubled Debt Restructurings
(in thousands)

	December 31,
	2017	2016	2015	2014	2013
Accruing TDRs	$5,323	$6,602	$4,616	$6,601	$6,809
Nonaccruing TDRs	—	—	4,449	—	—
Total TDRs	$5,323	$6,602	$9,065	$6,601	$6,809
The gross additional interest income that would have been earned in 2017, 2016, and 2015 had performing TDRs performed in accordance with the original terms is immaterial.
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $54.6 million and $47.6 million, respectively, as of December 31, 2017 and December 31, 2016. As a percentage of total loans excluding PCI loans, potential problem loans increased to 2.8% from 2.4%. The potential problem loan balance at December 31, 2017 does not include PCI loans of $11.8 million which have a remaining purchase discount of $2.4 million. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.

Allowance for Loan Losses
At December 31, 2017, the allowance for loan losses totaled $19.3 million, or 1.00% of loans, compared to $20.6 million, or 1.04% of loans, at December 31, 2016. The decrease in the allowance was primarily related to the $3.3 million charge-off of a loan relationship and the reversal of the specific reserve.
Net charge-offs during 2017 and 2016 were $4.5 million and $2.1 million, respectively. The increase was primarily due to a $3.3 million charge-off of a commercial and industrial relationship. Table 9 provides details concerning the allowance for loan losses during the past five years.

Table 9 - Allowance for Loan Losses (ALL)
(Dollars in thousands)
	December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of period	$20,595	$18,905	$11,421	$10,815	$10,736
Provision for loan losses	3,239	3,742	8,035	488	246
Provision for PCI loan losses	(21)	74	—	—	—
Charge-offs:
Commercial and industrial	4,073	1,531	—	—	167
Commercial real estate	132	342	500	—	—
Construction and land	16	—	—	—	—
Residential mortgages	46	2	—	—	—
Home equity	39	32	—	—	—
Consumer	409	402	128	—	—
Other	—	5	—	—	—
Total charge-offs	4,715	2,314	628	—	167
Recoveries:
Commercial and industrial	200	4	—	—	—
Commercial real estate	2	5	—	81	—
Construction and land	16	27	29	37	—
Residential mortgages	1	5	—	—	—
Home equity	1	2	—	—	—
Consumer	26	143	48	—	—
Other	—	2	—	—	—
Total recoveries	246	188	77	118	—
Net charge-offs	4,469	2,126	551	(118)	167
Allowance for loan losses at end of period	$19,344	$20,595	$18,905	$11,421	$10,815

Average loans	$1,936,109	$1,986,482	$1,192,103	$918,959	$793,505
Loans at end of period	1,933,839	1,981,330	1,790,669	1,039,713	817,002
Ratios
Net charge-offs to average loans	0.23%	0.11%	0.05%	(0.01)%	0.02%
Allowance for loan losses to total loans	1.00	1.04	1.06	1.10	1.32

Table 10 - Allocation of Allowance for Loan Losses
(Dollars in thousands)

	December 31,
	2017		2016		2015		2014		2013
	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans

Allowance for loan losses allocated to:
Commercial and industrial	$8,706	32%	$8,616	27%	$6,186	26%	$4,185	35%	$4,272	40%
Commercial real estate	8,001	49	7,159	44	8,656	47	5,837	42	5,438	49
Construction and land	1,560	6	2,942	11	1,695	9	945	8	636	6
Mortgage warehouse loans	—	2	—	7	—	5	—	11	—	1
Residential mortgages	409	5	732	5	1,156	6	15	—	—	—
Home equity	393	4	686	4	825	5	332	3	356	3
Consumer	275	2	460	2	387	2	107	1	113	1
Total allowance for loan losses	$19,344	100%	$20,595	100%	$18,905	100%	$11,421	100%	$10,815	100%

Investment Securities
Investment securities available-for-sale totaled $449.1 million at December 31, 2017, compared to $347.7 million at December 31, 2016. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of December 31, 2017, investment securities available-for-sale had a net unrealized loss of $5.6 million, compared to a net unrealized loss of $9.6 million as of December 31, 2016. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2017.
Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. Details of investment securities at December 31, 2017, December 31, 2016, and December 31, 2015 are provided in Table 11.

Table 11 - Investment Securities
(in thousands)
	December 31, 2017		December 31, 2016		December 31, 2015
Available-for-Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries	$—	$—	$—	$—	$4,952	$4,922
U.S. Government agencies	34,699	34,111	21,485	21,152	65,373	64,852
U.S. states and political divisions	92,169	90,001	96,908	90,172	27,751	27,790
Trust preferred securities	4,754	4,650	4,727	4,525	4,732	4,275
Corporate debt securities	12,948	12,622	19,928	19,231	20,653	20,517
Residential mortgage-backed securities	310,129	307,733	214,297	212,625	226,142	223,865
Total available-for-sale	$454,699	$449,117	$357,345	$347,705	$349,603	$346,221

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 12 - Investment Securities
(Dollars in thousands)
	2017				2016
	Amortized cost	Fair Value	Weighted Average Maturity	Weighted Average Yield(1)	Amortized cost	Fair Value	Weighted Average Maturity	Weighted Average Yield(1)
U.S. Government agencies
1 to 5 years	$9,414	$9,260	3.99	1.99%	$2,993	$2,961	4.88	1.78%
5 to 10 years	18,502	18,191	5.70	2.39	10,614	10,466	5.27	2.02
More than 10 years	6,783	6,660	5.25	2.28	7,878	7,725	5.23	2.24
	34,699	34,111	5.02	2.23	21,485	21,152	5.22	2.15

U.S. states and political subdivisions
Within 1 year	65	65	0.16	2.98	96	95	0.92	2.51
1 to 5 years	3,131	3,091	3.55	2.09	4,465	4,406	3.34	1.99
5 to 10 years	21,134	20,941	7.61	2.09	21,334	21,000	7.72	2.07
More than 10 years	67,839	65,904	16.28	2.30	71,013	64,671	16.83	2.25
	92,169	90,001	13.41	2.24	96,908	90,172	13.66	2.19
Trust preferred securities
5 to 10 years	4,754	4,650	9.17	2.82	4,727	4,525	10.17	2.13
	4,754	4,650	9.17	2.82	4,727	4,525	10.17	2.13
Corporate debt securities
Within 1 year	—	—	—	—	5,153	5,172	0.51	2.42
1 to 5 years	9,619	9,652	4.07	2.82	9,339	9,128	4.48	2.41
5 to 10 years	3,329	2,970	5.37	0.34	5,436	4,931	6.01	1.78
	12,948	12,622	4.22	2.54	19,928	19,231	3.61	2.27

Residential mortgage-backed securities	310,129	307,733	4.80	2.43	214,297	212,625	4.95	2.25
Total	$454,699	$449,117			$357,345	$347,705

(1) Weighted average yields are not presented in this table on a fully taxable equivalent basis.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at December 31, 2017 in Atlantic Capital’s other intangible assets.
Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.

Deposits
At December 31, 2017, total deposits were $2.45 billion, an increase of $213.1 million, or 10%, since December 31, 2016. Noninterest-bearing demand deposits increased $89.0 million, or 14%, and money markets increased $205.4 million, or 23%, from December 31, 2016 to December 31, 2017. This was partially offset by a decrease in brokered deposits of $71.4 million, or 36%, during the same period. Table 13 provides the average deposit balances as a percentage of total for December 31, 2017, 2016, and 2015.

Table 13 - Average Deposits
(Dollars in thousands)
	December 31,
	2017	% of total	2016	% of total	2015	% of total
Non-interest bearing demand deposits	$631,046	29%	$559,762	26%	$352,437	27%
Interest-bearing demand deposits	303,742	14	279,594	13	160,452	12
Savings and money market deposits	894,029	42	891,285	42	585,325	45
Time deposits less than $250,000	121,351	6	180,251	8	48,832	4
Time deposits $250,000 or greater	27,999	1	28,549	1	9,301	1
Brokered deposits	168,685	8	207,543	10	140,416	11
	$2,146,852	100	$2,146,984	100	$1,296,763	100

Branch deposits to be assumed in a sale	$3,960		$62,217		$106,705
The following table sets forth the scheduled maturities of time deposits of $250,000 and greater and brokered time deposits.

Table 14 - Maturities of Time Deposits of $250,000 or More
(in thousands)

Time deposits maturing in:
Three months or less	$3,086
Over three through six months	1,401
Over six through twelve months	8,158
Over twelve months	7,555
$20,200
Short-Term Borrowings
There were no securities sold under repurchase agreements with commercial checking customers or balances of federal funds purchased as of December 31, 2017 and 2016.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At December 31, 2017 and 2016, Atlantic Capital had FHLB advances of $45.0 million and $110.0 million, respectively. The balance of FHLB borrowings decreased due to a decrease in short-term funding needs.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in 6.25% fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at December 31, 2017 and 2016.

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
As of December 31, 2017, Atlantic Capital expected to maintain sufficient on-balance sheet liquidity to meet its funding needs.
At December 31, 2017, Atlantic Capital had access to $375.0 million in unsecured borrowings and $796.6 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.
Shareholders’ Equity and Capital Adequacy
Atlantic Capital and the Bank are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.
Shareholders’ equity at December 31, 2017 was $308.4 million, an increase of $4.8 million, or 2%, from December 31, 2016. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 15 - Capital Ratios
(Dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	Minimum	Well capitalized	Minimum capital plus capital conservation buffer 2019
Risk based ratios:
Common equity tier 1 capital	11.2%	10.3%	12.7%	11.8%	4.5%	6.5%	7.0%
Tier 1 capital	11.2	10.3	12.7	11.8	6.0	8.0	8.5
Total capital	14.1	13.3	13.6	12.7	8.0	10.0	10.5
Leverage ratio	9.7	9.1	11.1	10.4	4.0	5.0	N/A

Common equity tier 1 capital	$259,865	$241,313	$295,629	$276,778
Tier 1 capital	259,865	241,313	295,629	276,778
Total capital	329,641	311,954	315,870	298,053

Risk weighted assets	2,330,574	2,343,622	2,330,171	2,344,387
Quarterly average total assets for leverage ratio	2,667,652	2,654,473	2,675,228	2,654,473
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
Under the revised rules, Atlantic Capital’s tier 1 common equity ratio was 11.2% at December 31, 2017, compared to the fully phased-in, well-capitalized minimum of 7.0%, which includes the 2.5% minimum conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 16 - Tier 1 Common Equity Under Basel III
(Dollars in thousands)

December 31, 2017
Tier 1 capital	$259,865
Less: restricted core capital	—
Tier 1 common equity	$259,865

Risk-weighted assets	$2,330,574
Tier 1 common equity ratio	11.2%

Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At December 31, 2017, Atlantic Capital had issued commitments to extend credit of approximately $689.8 million and standby letters of credit of approximately $11.0 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in our contractual obligations during the year ended December 31, 2017 as compared to Atlantic Capital’s fiscal year ended December 31, 2016. Table 17 sets forth certain information about contractual cash obligations as of December 31, 2017.

Table 17 - Contractual Obligations
(in thousands)

	Payments Due by Period at December 31, 2017
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Time deposits	$73,022	$53,731	$11,817	$42	$138,612
Brokered time deposits	10,324	5,098	—	—	15,422
Deposits without a stated maturity	2,296,631	—	—	—	2,296,631
Operating lease obligations	2,509	3,629	3,743	9,013	18,894
Other borrowings	45,000	—	—	—	45,000
Long-term debt	—	—	—	50,000	50,000
Total contractual cash obligations	$2,427,486	$62,458	$15,560	$59,055	$2,564,559
RISK MANAGEMENT
Effective risk management is critical to Atlantic Capital’s success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although Atlantic Capital does not have total assets in excess of $10 billion, the Bank’s board of directors has an Audit and Risk Committee that, among other responsibilities, provides oversight of enterprise-wide risk management activities. The Audit and Risk Committee reviews the Bank’s activities in identifying, measuring, and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, operational, strategic, and reputational risks.) The committee monitors management’s execution of risk management practices in accordance with the board of directors’ risk appetite, reviews supervisory examination reports together with management’s response to such examinations and discusses legal matters that may have a material impact on the financial statements or Atlantic Capital’s compliance policies. With guidance from and oversight by the Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of December 31, 2017, indicates that, over a 12-month period, net interest income is estimated to increase by 15.64% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan book consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 18 provides the impact on net interest income resulting from various interest rate shock scenarios as of December 31, 2017 and 2016.

Table 18 - Net Interest Income Sensitivity Simulation Analysis

	Estimated increase in net interest income
Change in interest rate (basis point)	December 31, 2017	December 31, 2016
-100	(10.68)%	(8.59)%
+100	7.68	8.20
+200	15.64	16.39
+300	23.30	20.34
Atlantic Capital also utilizes the market value of equity (MVE) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of December 31, 2017, the MVE calculated with a 200-basis point shock up in rates increased by 1.38% from the base case MVE value. Table 19 presents the MVE profile as of December 31, 2017 and December 31, 2016.

Table 19 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	December 31, 2017	December 31, 2016
-100	(3.09)%	0.90%
+100	1.31	(2.39)
+200	1.38	(4.52)
+300	0.59	(5.94)
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Capital Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Capital Bancshares, Inc. and its subsidiary (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2007. Atlanta, Georgia March 15, 2018

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$38,086	$36,790
Interest-bearing deposits in banks	281,247	118,039
Other short-term investments	10,681	10,896
Cash and cash equivalents	330,014	165,725
Securities available-for-sale	449,117	347,705
Other investments	32,174	23,806
Loans held for sale	1,487	35,219
Loans	1,933,839	1,981,330
Less: Allowance for loan losses	(19,344)	(20,595)
Loans, net	1,914,495	1,960,735
Branch premises held for sale	—	2,995
Premises and equipment, net	12,054	11,958
Bank owned life insurance	63,667	62,160
Goodwill and intangible assets, net	27,633	29,567
Other real estate owned	1,215	1,872
Other assets	59,565	85,801
Total assets	$2,891,421	$2,727,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$732,442	$643,471
Interest-bearing checking	306,331	264,062
Savings	26,573	27,932
Money market	1,117,891	912,493
Time	138,612	157,810
Brokered deposits	128,816	200,223
Total deposits	2,450,665	2,205,991
Deposits to be assumed in branch sale	—	31,589
Federal Home Loan Bank borrowings	45,000	110,000
Long-term debt	49,535	49,366
Other liabilities	37,796	26,939
Total liabilities	2,582,996	2,423,885
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, no par value; 100,000,000 shares authorized; 25,712,909 and 25,093,135 shares issued and outstanding as of December 31, 2017 and 2016, respectively	299,474	292,747
Retained earnings	12,810	16,536
Accumulated other comprehensive (loss) income	(3,859)	(5,625)
Total shareholders’ equity	308,425	303,658
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,891,421	$2,727,543

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
INTEREST INCOME
Loans, including fees	$84,889	$80,781	$44,562
Investment securities available-for-sale	9,181	5,698	3,301
Interest and dividends on other interest-earning assets	2,201	1,738	1,104
Total interest income	96,271	88,217	48,967
INTEREST EXPENSE
Interest on deposits	10,077	7,399	3,618
Interest on Federal Home Loan Bank advances	1,536	558	290
Interest on federal funds purchased and securities sold under agreements to repurchase	222	229	79
Interest on long-term debt	3,294	3,285	858
Other	—	38	78
Total interest expense	15,129	11,509	4,923
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	81,142	76,708	44,044
Provision for loan losses	3,218	3,816	8,035
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	77,924	72,892	36,009
NONINTEREST INCOME
Service charges	5,076	5,487	2,613
Gain (loss) on sales of securities	(63)	44	10
Gain on sale of other assets	742	388	189
Mortgage income	1,255	1,917	163
Trust income	1,814	1,411	192
Derivatives income	156	578	304
Bank owned life insurance	1,530	1,610	2,159
SBA lending activities	4,129	3,642	2,910
TriNet lending activities	87	1,501	—
Gains on sale of branches	302	3,885	—
Other noninterest income	1,161	1,269	859
Total noninterest income	16,189	21,732	9,399
NONINTEREST EXPENSE
Salaries and employee benefits	45,375	42,303	24,098
Occupancy	4,589	4,604	2,170
Equipment and software	3,449	2,966	1,295
Professional services	4,752	2,918	1,610
Postage, printing and supplies	340	462	178
Communications and data processing	4,149	3,291	1,541
Marketing and business development	946	1,100	410
FDIC premiums	966	1,568	789
Merger and conversion costs	304	2,742	9,154
Amortization of intangibles	1,653	2,445	526
Foreclosed property/problem asset expense	124	864	70
Other noninterest expense	6,818	8,017	4,092
Total noninterest expense	73,465	73,280	45,933
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	20,648	21,344	(525)
Provision for income taxes	24,374	7,949	794
NET (LOSS) INCOME	$(3,726)	$13,395	$(1,319)
NET (LOSS) INCOME PER SHARE:
Net (loss) income per share – basic	$(0.15)	$0.54	$(0.09)
Net (loss) income per share – diluted	$(0.15)	$0.53	$(0.09)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Net (loss) income	$(3,726)	$13,395	$(1,319)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $1,491, ($2,403) and ($1,578), respectively	2,385	(3,824)	(2,548)
Reclassification adjustment for losses (gains) included in net income net of tax of $70, ($17) and ($4), respectively	111	(27)	(6)
Unrealized gains (losses) on available-for-sale securities, net of tax	2,496	(3,851)	(2,554)
Derivatives:
Net unrealized derivative (losses) gains, net of tax of ($457), ($160) and $266, respectively	(730)	(258)	429
Changes from derivatives	(730)	(258)	429
Other comprehensive income (loss), net of tax	1,766	(4,109)	(2,125)
Comprehensive (loss) income	$(1,960)	$9,286	$(3,444)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity

	Common Stock
(in thousands, except share data)	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - December 31, 2014	13,497,118	$136,335	$4,460	$609	$(475)	$140,929
Comprehensive (loss) income:
Net loss	—	—	(1,319)	—	—	(1,319)
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(2,554)	—	(2,554)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	429	—	429
Total comprehensive (loss) income						(3,444)
Acquisition of treasury stock	—	—	—	—	(707)	(707)
Issuance of restricted stock	151,891	—	—	—	—	—
Cancellation of treasury shares	(121,248)	(1,182)	—	—	1,182	—
Issuance of common stock for acquisition of First Security Group	8,790,193	121,305	—	—	—	121,305
Issuance of common stock in private placement	1,984,127	24,004	—	—	—	24,004
Issuance of common stock for option exercises	20,707	39	—	—	—	39
Issuance of common stock for long-term incentive plan	102,758	1,285	—	—	—	1,285
Acquisition consideration for acquired awards	—	2,705	—	—	—	2,705
Restricted stock activity	—	702	—	—	—	702
Stock-based compensation	—	1,174	—	—	—	1,174
Balance - December 31, 2015	24,425,546	$286,367	$3,141	$(1,516)	$—	$287,992
Comprehensive income:
Net income	—	—	13,395	—	—	13,395
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(3,851)	—	(3,851)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(258)	—	(258)
Total comprehensive income (loss)						9,286
Issuance of restricted stock	89,165	—	—	—	—	—
Issuance of common stock for option exercises	512,275	3,947	—	—	—	3,947
Issuance of common stock for long-term incentive plan	66,149	884	—	—	—	884
Restricted stock activity	—	612	—	—	—	612
Stock-based compensation	—	937	—	—	—	937
Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$—	$303,658
Comprehensive (loss) income:
Net loss	—	—	(3,726)	—	—	(3,726)
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	2,496	—	2,496
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(730)	—	(730)
Total comprehensive (loss) income						(1,960)
Issuance of restricted stock	71,974	—	—	—	—	—
Issuance of common stock for option exercises	486,001	3,567	—	—	—	3,567
Issuance of common stock for long-term incentive plan	61,799	1,209	—	—	—	1,209
Restricted stock activity	—	810	—	—	—	810
Stock-based compensation	—	1,141	—	—	—	1,141
Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$—	$308,425

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(3,726)	$13,395	$(1,319)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,218	3,816	8,035
Depreciation, amortization, and accretion	5,287	6,017	2,390
Amortization of restricted stock compensation	810	612	659
Stock option compensation	1,141	937	1,175
Deferred income tax expense (benefit)	24,242	3,322	(680)
(Gain) loss on sales of securities	63	(44)	(10)
(Gain) loss on sales and disposals of premises and equipment, net	359	(52)	13
Net write downs and losses (gains) on sales of other real estate owned	(288)	417	(189)
Gain on sale of tax credit	(426)	—	—
Net increase in cash value of bank owned life insurance	(1,507)	(1,561)	(1,029)
Gain on bank owned life insurance	—	(27)	(1,112)
Net gains on sale of branches	(302)	(3,885)	—
Origination of servicing rights	(1,022)	(1,483)	(1,301)
Proceeds from sales of SBA loans	47,135	49,507	41,857
Net gains on sale of SBA loans	(3,045)	(2,138)	(1,732)
Proceeds from sales of TriNet loans	—	133,183	60,305
Net gains on sale of TriNet loans	—	(1,095)	—
Changes in operating assets and liabilities -
Net change in loans held for sale	9,374	(71,425)	(75,848)
Net (increase) decrease in other assets	(8,184)	(7,187)	(3,074)
Net increase (decrease) in accrued expenses and other liabilities	12,089	(8,970)	5,081
Net cash provided by operating activities	85,218	113,339	33,221
INVESTING ACTIVITIES
Activity in securities:
Prepayments	47,393	43,063	24,025
Maturities and calls	5,894	27,052	9,734
Sales	19,238	65,103	23,088
Purchases	(173,391)	(146,741)	(72,085)
Net change in loans held for investment	(1,526)	(275,721)	(25,293)
Net cash paid for acquisitions	—	—	(20,377)
(Purchases) proceeds of Federal Home Loan Bank stock, net	2,679	(6,019)	5,966
(Purchases) proceeds of Federal Reserve Bank stock, net	(102)	(3,075)	(4,061)
Proceeds from bank owned life insurance benefits	—	36	1,886
Proceeds from sales of other real estate	1,403	2,002	2,060
Net cash received (paid) for branch divestitures	5,379	(140,295)	—
Proceeds from sale of premises and equipment	—	5,649	837
(Purchases) of premises and equipment, net	(2,112)	(1,109)	(646)
Net cash used in investing activities	(95,145)	(430,055)	(54,866)

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
FINANCING ACTIVITIES
Net change in deposits	235,649	165,609	186,351
Proceeds from Federal Home Loan Bank advances	1,734,000	1,490,000	638,000
Repayments of Federal Home Loan Bank advances	(1,799,000)	(1,380,000)	(767,407)
Issuance of subordinated debentures	—	—	50,000
Proceeds from exercise of stock options	3,567	3,947	39
Net proceeds from issuance of common stock, net of offering costs	—	—	24,004
Acquisition of treasury stock	—	—	(707)
Net cash provided by financing activities	174,216	279,556	130,280
NET CHANGE IN CASH AND CASH EQUIVALENTS	164,289	(37,160)	108,635
CASH AND CASH EQUIVALENTS – beginning of period	165,725	202,885	94,250
CASH AND CASH EQUIVALENTS – end of period	$330,014	$165,725	$202,885

	Year Ended
	December 31,
	2017	2016	2015
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Cash paid during the year for:
Interest	$15,212	$11,598	$3,532
Income taxes	898	3,974	5,927
Assets acquired in business combinations	—	—	1,244,541
Liabilities assumed in business combinations	—	—	1,076,138
Issuance of common stock in acquisitions	—	—	121,305

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

The Company evaluated its holdings in FHLB and FRB stock at December 31, 2017 and 2016, and believes its holdings in the stock are ultimately recoverable at par.
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

In the third quarter of 2012, the Bank entered into a sub-participation agreement with a commercial bank (the participating bank), whereby pursuant to the sub-participation agreement, the Bank purchases participation interests in single-family mortgage loans from the participating bank that has purchased ownership interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the sales close, the originators and the participating bank deliver the loans to the investors. Typically, the participating bank purchases up to an aggregate of a 99% ownership interest with the originators retaining the remaining 1% interest. The Bank typically purchases a 40% or less interest in the mortgage warehouse loans from the participating bank. These loans are held for short periods, usually less than 30 days. These mortgage warehouse loans are classified as held for investment as of December 31, 2017, and 2016.
Loans Held for Sale
The Company maintains loans held-for-sale related to branch divestitures and also, at times, in connection with two distinct departments: the mortgage department and the TriNet division. The Company’s mortgage department primarily originates long-term loans held-for-sale and uses various correspondent relationships to sell the loans on the secondary market. Loans held-for-sale are carried at lower of cost or market on an individual loan basis. Held-for-investment loans that have been transferred to held-for-sale are carried at lower of cost or fair value. Fair value is determined from observable current market prices. The credit component of any charge-off upon transfer to held-for-sale is reflected in the allowance for loan losses. The mortgage department also originates certain mortgage loans to be retained, which are classified as loans held-for-investment. From time to time, certain of these loans may be transferred to loans held for sale, marketed and sold in order to manage the Company’s interest rate risk position and concentration limits.
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

Fair Value
Certain assets and liabilities are measured at fair value on a recurring basis. Examples of these include available-for-sale securities and derivative instruments. Fair value is used on a nonrecurring basis when assets are evaluated for impairment; the basis for accounting is lower of cost or market or fair value for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. For additional information, see Note 18, Fair Value Measurements.
Derivative Financial Instruments
The Company follows the guidance under ASC 815, Derivatives and Hedging, and records all derivatives on the Consolidated Balance Sheets at fair value. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion is accounted for in other comprehensive income. For all other derivatives not designated as qualifying hedging relationships, changes in market value are recognized directly into earnings. For additional information, see Note 16, Derivatives and Hedging.
Branch Assets Held for Sale and Liabilities to be Assumed
On December 9, 2016, Atlantic Capital announced the sale of one branch in Cleveland, Tennessee, to SmartFinancial, Inc., the bank holding company for SmartBank. On December 17, 2015, the Bank entered into two agreements to sell seven branches to First Freedom Bank and Athens Federal Community Bank, N.A. These branches were acquired from First Security and consist of loans, premises and deposits that are considered to be held for sale as of December 31, 2016 and 2015. They are carried at the lower of cost or fair value. The sale of the First Freedom and Athens Federal branches closed in the second quarter of 2016. The sale of the Cleveland, Tennessee branch closed in the second quarter of 2017.
Going Concern Assessment
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40 - Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern.” This guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. No conditions or events, considered in the aggregate, raise substantial doubt about Atlantic Capital’s ability to continue as a going concern within one year after the date that the 2017 financial statements are issued or available to be issued.
NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance gives entities the option to reclassify into retained earnings tax effects related to items in accumulated other comprehensive income (“OCI”) that were stranded in accumulated OCI as a result of tax reform. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted and Atlantic Capital adopted ASU 2018-02 as of January 1, 2018. The adoption of this update will result in a reclassification of approximately $845,000 between accumulated OCI and retained earnings, and a net impact of zero to total shareholders’ equity.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. Atlantic Capital adopted ASU 2017-12 as of January 1, 2018. The guidance requires a modified retrospective transition method resulting in the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. Adoption did not have a material impact on Atlantic Capital’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope and Modification Accounting.” The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2017. This ASU is not expected to have a material impact on Atlantic Capital’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This guidance shortens the premium amortization period for certain callable debt securities by requiring amortization to the earliest call date. The standard is effective for public companies for annual and interim periods beginning after December 15, 2020. The adoption of this update is not expected to have a material impact on Atlantic Capital’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. Atlantic Capital does not expect the new guidance to have a material impact on its financial condition or results of operations.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Atlantic Capital is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in ASU 2016-09 simplify several aspects of accounting for employee share-based payments including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance required all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled and additional paid in capital pools were eliminated. The guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Companies are required to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, through an accounting policy election. The guidance increases the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s income tax withholding obligation. The guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. For public entities, the amendments in this update were effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this guidance did not have a material effect on Atlantic Capital’s financial position or results of operations.
In February 2016, the FASB issued ASU 2016-2, “Leases.” Under the new guidance, leases classified as operating leases under previous GAAP must be recorded on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Upon adoption, Atlantic Capital expects to report higher assets and liabilities as a result of including leases on the consolidated balance sheet. The Company does not expect the new guidance to have a material impact on the consolidated statement of income or the consolidated statement of shareholders’ equity.
In January 2016, the FASB issued ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.” The guidance in this update requires that equity investments (except those accounting for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, the guidance requires that public business entities base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. For public entities, this update is effective for fiscal years beginning after December 15, 2017 with early application permitted. The adoption of this update is not expected to have a material impact on Atlantic Capital’s consolidated financial statements, however Atlantic Capital will change the disclosure of financial instruments not measured at fair value to reflect the exit price notion.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this guidance is effective for annual and interim periods beginning after December 15, 2017. Atlantic Capital has completed its review of the impact of ASU 2014-09 on components of non-interest income and has not found any significant changes to its methodology of recognizing revenue. Revenue streams impacted by the ASU included service charges, trust income, sales of financed other real estate, and check printing revenue. The Company anticipates recording a cumulative effect adjustment to first quarter 2018 opening retained earnings in an amount less than $2,000, and the Company will include newly applicable revenue disclosures in its Form 10-Q for the quarter ended March 31, 2018.

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
Acquisition-related costs totaled $304,000, $2.7 million and $9.2 million for the years ended December 31, 2017, 2016, and 2015, respectively, and were included in noninterest expense in the consolidated income statement. Acquisition related costs primarily include severance costs, professional services, data processing fees related to systems conversion and other noninterest expenses.
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
Sale of Southeastern Trust Company (“SETCO”)
On December 14, 2017, the Bank entered into an agreement with the Banc Group, LLC to sell its trust business, a division of the Bank known as Southeastern Trust Company, for approximately $1.8 million. The Banc Group, LLC is controlled by a former director and Chief Operating Officer of the Company. Subject to customary closing conditions, including the receipt of all regulatory approvals, the sale of SETCO is expected to close during the second quarter of 2018.

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. The Company enters into repurchase agreements for short-term financing needs.
The following table presents a summary of amounts outstanding under repurchase agreements, reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of December 31, 2017 and 2016. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,681	$—	$10,681	$(10,681)	$—	$—
Derivatives	3,018	—	3,018	—	—	3,018
Total	$13,699	$—	$13,699	$(10,681)	$—	$3,018
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,023	—	4,023	(2,705)	(1,318)	—
Total	$4,023	$—	$4,023	$(2,705)	$(1,318)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,896	$—	$10,896	$(10,896)	$—	$—
Derivatives	4,310	—	4,310	—	—	4,310
Total	$15,206	$—	$15,206	$(10,896)	$—	$4,310
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,131	—	4,131	(1,818)	(2,313)	—
Total	$4,131	$—	$4,131	$(1,818)	$(2,313)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at December 31, 2017 and December 31, 2016.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2017
Debt securities
U.S. Government agencies	$34,699	$11	$(599)	$34,111
U.S. states and political divisions	92,169	237	(2,405)	90,001
Trust preferred securities	4,754	—	(104)	4,650
Corporate debt securities	12,948	60	(386)	12,622
Residential mortgage-backed securities	310,129	2,423	(4,819)	307,733
Total	$454,699	$2,731	$(8,313)	$449,117

December 31, 2016
Debt securities
U.S. Government agencies	$21,485	$24	$(357)	$21,152
U.S. states and political divisions	96,908	141	(6,877)	90,172
Trust preferred securities	4,727	—	(202)	4,525
Corporate debt securities	19,928	72	(769)	19,231
Residential mortgage-backed securities	214,297	2,689	(4,361)	212,625
Total	$357,345	$2,926	$(12,566)	$347,705

The following table presents the amortized cost and fair value of debt securities by contractual maturity at December 31, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$65	$65
Over 1 year through 5 years	22,164	22,002
5 years to 10 years	47,720	46,752
Over 10 years	74,621	72,565
	144,570	141,384
Residential mortgage-backed securities	310,129	307,733
Total	$454,699	$449,117

The following table summarizes available-for-sale securities in an unrealized loss position as of December 31, 2017 and December 31, 2016.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2017
U.S. Government agencies	$22,148	$(348)	$9,145	$(251)	$31,293	$(599)
U.S. states and political divisions	14,009	(183)	58,744	(2,222)	72,753	(2,405)
Trust preferred securities	—	—	4,650	(104)	4,650	(104)
Corporate debt securities	2,989	(27)	2,970	(359)	5,959	(386)
Residential mortgage-backed securities	155,637	(1,344)	126,580	(3,475)	282,217	(4,819)
Totals	$194,783	$(1,902)	$202,089	$(6,411)	$396,872	$(8,313)
December 31, 2016
U.S. Government agencies	$12,250	$(263)	$2,881	$(94)	$15,131	$(357)
U.S. states and political divisions	87,511	(6,877)	—	—	87,511	(6,877)
Trust preferred securities	—	—	4,525	(202)	4,525	(202)
Corporate debt securities	7,886	(769)	—	—	7,886	(769)
Residential mortgage-backed securities	151,406	(3,231)	32,550	(1,130)	183,956	(4,361)
Totals	$259,053	$(11,140)	$39,956	$(1,426)	$299,009	$(12,566)
At December 31, 2017, there were 269 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at December 31, 2017 and December 31, 2016 were attributable to changes in market interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the year ended December 31, 2017 or 2016.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the years ended December 31, 2017 and 2016.

	Twelve Months Ended December 31,
	2017	2016
	(in thousands)
Proceeds from sales	$19,238	$65,103

Gross realized gains	$313	$449
Gross realized losses	(376)	(405)
Net gains on sales of securities	$(63)	$44

Investment securities with a carrying value of $93.9 million and $104.9 million were pledged to secure public funds and other borrowings at December 31, 2017 and December 31, 2016, respectively.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of December 31, 2017 and December 31, 2016, is summarized below.

	December 31, 2017	December 31, 2016
	(in thousands)
Loans held for sale
Branch loans held for sale	$—	$30,917
Other loans held for sale	1,487	4,302
Total loans held for sale	$1,487	$35,219

Loans held for investment
Commercial loans:
Commercial and industrial	$615,359	$531,061
Commercial real estate	940,415	858,778
Construction and land	115,495	219,352
Mortgage warehouse participations	39,981	147,519
Total commercial loans	1,711,250	1,756,710
Residential:
Residential mortgages	104,484	101,921
Home equity	76,244	77,358
Total residential loans	180,728	179,279
Consumer	29,393	27,338
Other	16,278	21,565
Total loans	1,937,649	1,984,892
Less net deferred fees and other unearned income	(3,810)	(3,562)
Less allowance for loan losses	(19,344)	(20,595)
Loans held for investment, net	$1,914,495	$1,960,735

At December 31, 2017 and December 31, 2016, loans with a carrying value of $490.1 million and $474.8 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At December 31, 2017, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $11.8 million and $14.1 million, respectively. At December 31, 2016, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $15.3 million and $18.7 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
	(in thousands)
Balance at beginning of period	$3,467	$2,369
Accretion	(1,503)	(1,410)
Reclassification of nonaccretable discount due to change in expected cash flows	82	2,412
Other changes, net	270	96
Balance at end of period	$2,316	$3,467
In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At December 31, 2017, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $2.8 million.
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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2017 and 2016.

	2017				2016
Twelve months ended December 31,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,717	$1,418	$460	$20,595	$16,537	$1,981	$387	$18,905
Provision for loan losses	3,553	(533)	198	3,218	4,017	(536)	335	3,816
Loans charged-off	(4,221)	(85)	(409)	(4,715)	(1,873)	(34)	(407)	(2,314)
Recoveries	218	2	26	246	36	7	145	188
Total ending allowance balance	$18,267	$802	$275	$19,344	$18,717	$1,418	$460	$20,595

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
PCI Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at December 31, 2017 and 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans being accounted for under ASC 310-30.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of December 31, 2017 and December 31, 2016.

December 31, 2017	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$306	$—	$—	$306
Collectively evaluated for impairment	17,918	800	275	18,993
PCI	43	2	—	45
Total ending allowance balance	$18,267	$802	$275	$19,344

Loans:
Loans individually evaluated for impairment	$6,886	$186	$—	$7,072
Loans collectively evaluated for impairment	1,694,948	178,204	45,671	1,918,823
PCI	9,416	2,338	—	11,754
Total ending loans balance	$1,711,250	$180,728	$45,671	$1,937,649

December 31, 2016	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,626	$58	$—	$2,684
Collectively evaluated for impairment	16,018	1,360	459	17,837
PCI	73	—	1	74
Total ending allowance balance	$18,717	$1,418	$460	$20,595

Loans:
Loans individually evaluated for impairment	$13,687	$398	$—	$14,085
Loans collectively evaluated for impairment	1,732,324	174,338	48,892	1,955,554
PCI	10,699	4,543	11	15,253
Total ending loans balance	$1,756,710	$179,279	$48,903	$1,984,892

The following table presents information on Atlantic Capital’s impaired loans for the years ended December 31, 2017 and 2016:

	For the Year Ended
	2017					2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$1,037	$974	$—	$1,426	$55	$2,593	$2,295	$—	$2,861	$136
Commercial real estate	1,771	1,608	—	1,838	1	24	24	—	24	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	231	186	—	218	—	177	177	—	179	2
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$3,039	$2,768	$—	$3,482	$56	$2,794	$2,496	$—	$3,064	$138
Impaired loans with an allowance recorded:
Commercial and industrial	$3,739	$3,739	$181	$3,904	$197	$8,735	$8,735	$2,437	$8,795	$57
Commercial real estate	565	565	125	577	25	2,633	2,633	189	1,871	32
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	221	221	58	223	4
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,304	$4,304	$306	$4,481	$222	$11,589	$11,589	$2,684	$10,889	$93
Total impaired loans	$7,343	$7,072	$306	$7,963	$278	$14,383	$14,085	$2,684	$13,953	$231
Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms and granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of December 31, 2017 and 2016, the Company had a recorded investment in TDRs of $5.3 million and $6.6 million, respectively. The Company had commitments to lend additional funds of $26,000 and $387,000 on loans modified as TDRs, as of December 31, 2017 and December 31, 2016, respectively. During the year ended December 31, 2017, a large commercial and industrial borrower was sold. As a part of the deficiency agreement, part of the credit relationship was restructured. The restructure included a charge-off and the reclassification of the remaining balance to a TDR of $980,000. Additionally, during the year ended December 31, 2017, the modification of terms for one home equity loan included a short term extension of the maturity date. During the year ended December 31, 2016, the modification of terms for one commercial and industrial loan included an extension of the maturity date and related amortization period date of two years. The modification of terms for two commercial real Estate loans established an interest only payment period of six months.
Loans, by portfolio class, modified as TDRs during the years ended December 31, 2017 and 2016, are as follows.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
December 31, 2017
Commercial and industrial	1	$980	$980
Home equity	1	534	534
Total	2	$1,514	$1,514

December 31, 2016
Commercial and industrial	1	$4,143	$4,143
Commercial real estate	2	614	614
Total	3	$4,757	$4,757
The Company did not forgive any principal on TDRs during the years ended December 31, 2017 and 2016, and there were no subsequent defaults of previously identified TDRs.
The Bank conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. The following is a summary of activity with respect to related-party loans in 2017 and 2016.

	2017	2016
	(in thousands)
Balance at January 1,	$2,795	$3,470
Additions	5,950	8,740
Repayments	(6,860)	(9,415)
Balance at December 31,	$1,885	$2,795
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

As of December 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2017
Commercial and industrial	$572,942	$15,643	$21,332	$16	$2	$609,935
Commercial real estate	919,939	6,227	8,906	—	1,592	936,664
Construction and land	115,255	—	—	—	—	115,255
Residential mortgages	100,342	1,075	753	398	321	102,889
Home equity	74,841	64	310	285	—	75,500
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer/Other	45,422	57	192	—	—	45,671
Total loans, excluding PCI loans	$1,868,722	$23,066	$31,493	$699	$1,915	$1,925,895
Commercial and industrial	$—	$3,881	$1,543	$—	$—	$5,424
Commercial real estate	3,151	212	276	—	112	3,751
Construction and land	222	7	11	—	—	240
Residential mortgages	428	493	674	—	—	1,595
Home equity	34	354	356	—	—	744
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—
Total PCI loans	$3,835	$4,947	$2,860	$—	$112	$11,754

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2016
Commercial and industrial	$494,617	$3,160	$26,399	$3	$471	$524,650
Commercial real estate	843,924	5,513	5,571	—	—	855,008
Construction and land	213,981	4,789	64	—	—	218,834
Residential mortgages	97,660	586	747	147	—	99,140
Home equity	75,031	168	397	—	—	75,596
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer/Other	48,680	190	22	—	—	48,892
Total loans, excluding PCI loans	$1,921,412	$14,406	$33,200	$150	$471	$1,969,639
Commercial and industrial	$4,650	$299	$614	$—	$848	$6,411
Commercial real estate	477	240	2,716	—	337	3,770
Construction and land	229	8	281	—	—	518
Residential mortgages	59	1,232	1,016	—	474	2,781
Home equity	364	834	564	—	—	1,762
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	1	—	10	—	—	11
Total PCI loans	$5,780	$2,613	$5,201	$—	$1,659	$15,253

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 and December 31, 2016 by class of loans.

	As of December 31, 2017
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$606,677	$3,239	$—	$19	$5,424	$615,359
Commercial real estate	932,916	2,156	—	1,592	3,751	940,415
Construction and land	114,988	267	—	—	240	115,495
Residential mortgages	100,402	1,470	298	719	1,595	104,484
Home equity	75,081	135	—	284	744	76,244
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer	45,599	72	—	—	—	45,671
Total Loans	$1,915,644	$7,339	$298	$2,614	$11,754	$1,937,649

	As of December 31, 2016
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$520,908	$3,079	$189	$474	$6,411	$531,061
Commercial real estate	852,626	2,382	—	—	3,770	858,778
Construction and land	218,290	544	—	—	518	219,352
Residential mortgages	97,901	664	428	147	2,781	101,921
Home equity	74,420	884	292	—	1,762	77,358
Mortgage warehouse	147,519	—	—	—	—	147,519
Consumer	48,558	249	85	—	11	48,903
Total Loans	$1,960,222	$7,802	$994	$621	$15,253	$1,984,892

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Land and improvements	$2,036	$2,036
Buildings and improvements	7,745	7,704
Leasehold improvements	4,064	3,730
Equipment and furniture	10,998	10,016
Projects in process	736	518
Premises and equipment-gross	25,579	24,004
Accumulated depreciation	(13,525)	(12,046)
Premises and equipment-net	$12,054	$11,958

Depreciation expense was $1.6 million, $2.0 million, and $1.1 million in 2017, 2016, and 2015, respectively.

Branch premises held for sale as of December 31, 2016 totaled $3.0 million. This balance represents one branch which was sold in the second quarter of 2017. There were no branch premises held for sale as of December 31, 2017.

The following represents the future cash outflows related to lease obligations at December 31, 2017.

December 31, 2017
(in thousands)
2018	$2,509
2019	1,814
2020	1,815
2021	1,850
2022	1,893
Thereafter	9,013
Total	$18,894

The current lease for the corporate headquarters in Atlanta, Georgia has expired and is being renewed on a monthly basis until the corporate headquarters is relocated in the second quarter of 2018. The future lease obligation of the new corporate headquarters is included in the table above, commencing in May 2018. Rent expense for the years ended December 31, 2017, 2016, and 2015 was $2.7 million, $2.2 million, and $1.4 million, respectively, which were included in occupancy expense in the consolidated statements of operations.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets is summarized below:

	December 31,
	2017	2016
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(4,624)	(2,971)
Less: impairment related to divested branches	(2,286)	(1,949)
Core deposit intangible, net	2,634	4,624
Servicing assets, net	3,240	3,184
Total intangibles subject to amortization, net	5,874	7,808
Goodwill	21,759	21,759
Total goodwill and other intangible assets, net	$27,633	$29,567

During 2016, Atlantic Capital recorded measurement period adjustments that decreased goodwill by $1.6 million. The adjustments reduced the TriNet servicing asset, increased the book value of securities available-for-sale, and increased the deferred tax asset.

The Company conducted its annual impairment testing as of October 1, 2017, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Company and changes in the composition or carrying amount of net assets. In addition, management considered the increase in the Company’s common stock price and market value. Based on these assessments, management concluded that the 2017 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill). Therefore, a step one quantitative analysis was not required.

There were no goodwill impairment charges recorded in 2017, 2016 or 2015, respectively. The following table presents activity for goodwill and other intangible assets:

	Goodwill	Core Deposit Intangible	Total
	(in thousands)
Balance at December 31, 2015	$23,352	$9,018	$32,370
Amortization	—	(2,445)	(2,445)
Impairment, due to branch divestiture	—	(1,949)	(1,949)
Measurement period adjustments	(1,593)	—	(1,593)
Balance at December 31, 2016	21,759	4,624	26,383
Amortization	—	(1,653)	(1,653)
Impairment, due to branch divestiture	—	(337)	(337)
Balance at December 31, 2017	$21,759	$2,634	$24,393

The amortization expense for core deposit intangible for 2017, 2016, and 2015 was $1.7 million, $2.4 million, and $526,000, respectively, which was recognized in operating expenses. The estimated aggregate amortization expense for future periods for the core deposit intangible is as follows:

Core Deposit Intangible Amortization
(in thousands)
2018	$1,229
2019	846
2020	463
2021	96
2022	—
Thereafter	—
Total	$2,634

NOTE 9 – SERVICING RIGHTS
SBA Servicing Rights
SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in goodwill and intangible assets, net. As of December 31, 2017 and 2016, the balance of SBA loans sold and serviced by Atlantic Capital totaled $135.8 million and $107.0 million, respectively.
Changes in the balance of SBA servicing assets for the years ended December 31, 2017 and 2016 are presented in the following table.

SBA Loan Servicing Rights	Twelve months ended December 31,
	2017	2016
	(in thousands)
Beginning carrying value, net	$2,359	$1,687
Additions	1,022	1,077
Amortization	(746)	(405)
Ending carrying value	$2,635	$2,359
At December 31, 2017 and 2016, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Asset	December 31, 2017	December 31, 2016
	(dollars in thousands)
Fair value of retained servicing assets	$2,865	$2,474
Weighted average life	6.22 years	6.52 years
Prepayment speed:	8.64%	7.67%
Decline in fair value due to a 10% adverse change	$(103)	$(89)
Decline in fair value due to a 20% adverse change	$(181)	$(151)
Weighted average discount rate	13.01%	12.27%
Decline in fair value due to a 100 bps adverse change	$(103)	$(97)
Decline in fair value due to a 200 bps adverse change	$(180)	$(168)
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
Changes in the balance of TriNet servicing assets for the years ended December 31, 2017 and 2016 are presented in the following table.

TriNet Servicing Rights	Twelve months ended December 31,
	2017	2016
	(in thousands)
Beginning carrying value, net	$825	$1,175
Additions	—	406
Amortization	(185)	(205)
Sale of servicing assets	(35)	—
Impairment	—	(551)
Ending carrying value	$605	$825

At December 31, 2017 and 2016, the sensitivity of the fair value of the TriNet servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Rights	December 31, 2017	December 31, 2016
	(dollars in thousands)
Fair value of retained servicing assets	$697	$840
Weighted average life	7.37 years	8.47 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(10)	$(12)
Decline in fair value due to a 20% adverse change	$(20)	$(24)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(19)	$(25)
Decline in fair value due to a 200 bps adverse change	$(37)	$(49)

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

NOTE 10 - DEPOSITS

	December 31,
	2017	2016
	(in thousands)
Non-interest bearing demand deposits	$732,442	$643,471
Interest-bearing demand deposits	306,331	264,062
Savings and money market deposits	1,144,464	940,425
Time deposits less than $250,000	118,412	137,299
Time deposits $250,000 or greater	20,200	20,511
Brokered deposits	128,816	200,223
Total Deposits	$2,450,665	$2,205,991

Deposits to be assumed in branch sales	$—	$31,589
There were no deposits to be assumed in branch sales at December 31, 2017. Deposits to be assumed in branch sales totaled $31.6 million at December 31, 2016, and represented deposits at one branch. Approximately $21.9 million in deposits were sold as part of the divestiture which closed during the second quarter of 2017.
Brokered certificate of deposits issued in denominations of $100,000 or more are participated out by the deposit brokers in shares of $100,000 or less.
Overdrawn deposits accounts reclassified as loans were $1.1 million and $630,000 at December 31, 2017 and 2016, respectively. There were $93.9 million and $104.9 million in investment securities pledged to secure public deposits and other secured borrowings as of December 31, 2017 and 2016, respectively.
Deposits of certain officers, directors, and their associates totaled $8.0 million and $3.1 million as of December 31, 2017 and 2016, respectively.

The scheduled maturities of time and brokered deposits as of December 31, 2017 are as follows:

	Time	Brokered
	(in thousands)
2018	$73,022	$123,718
2019	38,629	2,527
2020	15,102	2,571
2021	7,444	—
2022	4,373	—
Thereafter	42	—
Total	$138,612	$128,816

NOTE 11 – OTHER BORROWINGS AND LONG TERM DEBT
Federal Home Loan Bank borrowings as of December 31, 2017 and 2016 are as follows:

	December 31, 2017			December 31, 2016
	Balance	Interest Rate		Balance	Interest Rate
	(in thousands)			(in thousands)
FHLB short-term borrowings:			FHLB short-term borrowings:
Fixed rate advance maturing January 16, 2018	$45,000	1.40%	Fixed rate advance maturing January 17, 2017	$40,000	0.64%
			Fixed rate advance maturing January 24, 2017	40,000	0.61%
			Fixed rate advance maturing January 30, 2017	30,000	0.62%
Total	$45,000			$110,000
Interest expense for FHLB borrowings for the years ended December 31, 2017, 2016, and 2015 was $1.5 million, $558,000, and $290,000, respectively.
At December 31, 2017, the Company had available line of credit commitments with the FHLB totaling $660.0 million, of which $45.0 million was advanced. However, based on actual collateral pledged, $193.1 million was available. At December 31, 2017, the Company had an available line of credit based on the collateral available of $357.1 million with the Federal Reserve Bank of Atlanta. Interest expense on federal funds purchased for the years ended December 31, 2017, 2016, and 2015 totaled $222,000, $218,000, and $73,000, respectively.
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
Subordinated debt is summarized as follows:

	December 31, 2017	December 31, 2016
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	465	634
Subordinated debt, net	$49,535	$49,366
All subordinated debt outstanding at December 31, 2017 matures after more than five years.

NOTE 12 – OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive (loss) income balances for the applicable periods.

	For the Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive (loss) income beginning of period	$(9,144)	$3,519	$(5,625)	$(2,455)	$939	$(1,516)	$986	$(377)	$609
Unrealized net (losses) gains on investment securities available-for-sale	3,876	(1,491)	2,385	(6,227)	2,403	(3,824)	(4,126)	1,578	(2,548)
Reclassification adjustment for net realized gains on investment securities available-for-sale	181	(70)	111	(44)	17	(27)	(10)	4	(6)
Unrealized net (losses) gains on derivatives	(1,187)	457	(730)	(418)	160	(258)	695	(266)	429
Accumulated other comprehensive (loss) income end of period	$(6,274)	$2,415	$(3,859)	$(9,144)	$3,519	$(5,625)	$(2,455)	$939	$(1,516)

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
The following table represents the earnings per share calculations for the years ended December 31, 2017, 2016, and 2015.

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)
Net income (loss) available to common shareholders	$(3,726)	$13,395	$(1,319)
Weighted average shares outstanding
Basic (1)	25,592,731	24,763,522	15,283,437
Effect of diluted securities:
Stock options and warrants	229,354	423,158	380,428
Diluted	25,822,085	25,186,680	15,663,865
Income (loss) per common share:
Basic	$(0.15)	$0.54	$(0.09)
Diluted	$(0.15)	$0.53	$(0.09)
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options and warrants outstanding of 550, 747, and 0 at December 31, 2017, 2016, and 2015, respectively, have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
The Amended and Restated Articles of Incorporation of Atlantic Capital, which were approved by the Board of Directors on March 24, 2015 and by Atlantic Capital’s shareholders on May 21, 2015, authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 25,712,909 and 25,093,135 shares of common stock issued and outstanding at December 31, 2017 and 2016, respectively.
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

NOTE 14 – INCOME TAXES

The components of income tax expense included in the Consolidated Statements of Operations for the years ended were as follows:

(in thousands)	2017	2016	2015
Current income tax expense (benefit):
Federal	$(7)	$4,497	$1,204
State	140	130	270
Total	133	4,627	1,474

Deferred income tax expense (benefit):
Federal	24,354	2,679	(504)
State	(113)	643	(176)
Total	24,241	3,322	(680)
Total income tax	$24,374	$7,949	$794
The income tax expense differs from the statutory rate of 35% in 2017, 2016 and 2015, as indicated in the following analysis:

(in thousands)	2017	2016	2015

Tax expense (benefit) based on federal statutory rate	$7,227	$7,470	$(184)
State taxes, net of federal benefit	170	716	(78)
Income tax credits	(208)	(51)	(48)
Tax-exempt earnings	(1,221)	(893)	(791)
Nondeductible merger related expenses	—	178	1,152
Excess benefit	(298)	—	—
Excess parachute payments under Section 280G	—	115	319
Nondeductible expenses	361	322	441
Federal rate adjustment	—	—	(27)
Change in uncertain tax positions reserve	(109)	8	79
Change in valuation allowance	(649)	—	—
Revaluation of deferred tax asset excluding valuation allowance due to tax reform	18,983	—	—
Other	118	84	(69)
Total income tax	$24,374	$7,949	$794

Deferred income tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws. The net deferred tax asset is included as a component of other assets at December 31, 2017 and 2016, and is comprised of the following:

(in thousands)	2017	2016
Net operating loss carryforward	$29,754	$46,334
Federal tax credits	5,648	5,505
State credits	482	96
Allowance for loan losses	4,794	7,966
Stock-based compensation	912	1,226
Deferred loan fees and costs, net	—	1,369
Other real estate owned	305	711
Goodwill and other intangibles	—	212
Transaction costs	803	1,483
Unfunded commitments	224	262
Organizational costs	145	274
Nonaccrual loan interest	402	278
Net unrealized losses on investment securities available‑for‑sale	1,396	3,709
Net unrealized losses on cash flow hedges	172	—
Long term incentive plan	562	1,649
Other	407	857
Total gross deferred tax assets	46,006	71,931
Less: valuation allowance	(8,532)	(9,181)
Net deferred tax asset	37,474	62,750

Unrealized gains on cash flow hedges	—	191
Depreciation	765	772
Deferred loan costs	241	—
Other	245	214
Total gross deferred tax liabilities	1,251	1,177
Net deferred tax assets	$36,223	$61,573
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“the Tax Act”) was enacted into law. The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for tax years beginning in 2018, which resulted in the remeasurement of the federal portion of our deferred tax assets as of December 31, 2017, from 35% to the new 21% tax rate.
In assessing the realizability of deferred tax assets, management considers whether it is more‑likely-than-not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is deemed more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the four possible sources of taxable income including future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback years and tax-planning strategies that would, if necessary, be implemented. At December 31, 2015, the Company recorded a valuation allowance of $9.5 million. This valuation allowance related to the portion of net operating losses and credits that the Company will not be able to utilize due to limitations under Section 382 of the Internal Revenue Code. At December 31, 2016, the Atlantic Capital decreased the valuation allowance to $9.2 million. The adjustment to the valuation allowance related to a decrease in the federal net operating loss expected to be utilized and increases in certain state carryforwards that are expected to be utilized. At December 31, 2017, the Company increased the valuation allowance by $0.9 million for certain state carryforwards that are expected to expire before being utilized. This was offset by a $1.6 million reduction to the valuation allowance due to the change in Federal tax rate that is applied to attributes for which a valuation allowance exists.
ASC 740-10-65 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with ASC 740-10-65 and determined there are no uncertain tax positions that would have a material impact on the financial statements of the Company as of December 31, 2017.
A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows:

(in thousands)	2017	2016
Balance at beginning of year	$319	$311
Additions based on tax positions related to the current year	14	8
Settlement of prior year positions	(117)	—
Balance at end of year	$216	$319
The amount of unrecognized tax positions that would have impacted the effective tax rate if recognized was $171,000.
With the adoption of ASC 740-10-65, the Company elected to recognize accrued interest and penalties related to any future unrecognized tax benefits in current income tax expense. Interest in the amount of $40,000 and $39,000 was accrued as of December 31, 2017 and 2016, respectively. The total amount of interest and penalties recognized in current income tax expense during 2017, 2016 and 2015 was $30,000, $32,000 and $7,000, respectively.
At December 31, 2017, Atlantic Capital has operating loss carryforwards for federal income tax purposes of $111.2 million which are available to offset future federal taxable income, if any, through 2035.   Atlantic Capital has operating loss carryforwards for state income tax purposes of $125.2 million, which are available to offset future state taxable income, if any, through 2035.  In addition, Atlantic Capital has general business credits of approximately $5.4 million, which are available to reduce future federal income taxes, if any through 2035.  Atlantic Capital has alternative minimum tax credit carryforwards of approximately $329,000 available to reduce future federal regular income taxes, if any, over an indefinite period.
The Company’s income tax returns remain subject to examination by both U.S. federal and state jurisdictions for tax years 2014 forward.
As of December 31, 2017, the Company recorded a net income tax expense for the estimated effects of the Tax Act of $17.4 million, which was primarily due to the remeasurement of the Company’s estimated deferred tax assets and deferred tax liabilities to reflect the new federal rate of 21%. However, as additional information becomes available and additional analysis is completed, the estimate of the deferred tax assets and deferred tax liabilities may change, which could impact the remeasurement of those deferred tax balances. Any adjustment would be recorded to the provision for income taxes in 2018 in the period the amounts are determined.
NOTE 15 - EMPLOYEE AND DIRECTOR BENEFIT PLANS
Defined Contribution Plan
Atlantic Capital sponsors a 401(k) qualified retirement plan that is qualified pursuant to Section 401 of the Internal Revenue Code. The plan is referred to as a “safe harbor 401(k) plan.” The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides for a safe harbor contribution by Atlantic Capital. If the Company elects to make the safe harbor contribution, it will be at least 3% of eligible employees’ compensation that is subject to income tax and paid during the plan year. Eligible employees are not required to participate in the plan in order to receive the safe harbor contribution. The plan also provides that the Board of Directors may authorize matching contributions based on a percentage of the amount contributed by the employee and discretionary profit sharing contributions. Employees of the Company must meet certain requirements concerning minimum age and credited period of service to participate in the plan. During the years ended December 31, 2017, 2016, and 2015, the Company contributed approximately $1.0 million, $990,000, and $431,000, respectively, to this plan under its safe harbor provision.
Long-Term Incentive Plan
In 2012, Atlantic Capital initiated a long-term incentive plan for certain key employees. Bonuses under the Executive Officers Long Term Incentive Plan (the “LTI Plan”) may be paid in lump sum in cash or in common stock or in any combination of cash and common stock. Awards are granted under the LTI Plan for a bonus period, which means a period of more than one year. Awards are based on individual performance, business unit or division performance or Company-wide performance, or any combination of these performance objectives. Awards granted in 2017, 2016, and 2015 cliff vest over a three year period from the date of the awards. Compensation expense for the LTI Plan was $1.5 million, $2.6 million, and $1.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. These awards are accounted for as liabilities and remeasured at each reporting date.

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
As of December 31, 2017, approximately 3,726,000 additional awards could be granted under the plan. Through December 31, 2017, incentive stock options, nonqualified stock options, restricted and non-restricted stock awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.
As of December 31, 2017, no warrants were outstanding for the purchase of common stock. As of December 31, 2016, and 2015, warrants for 363,000, and 588,000 shares, respectively, were outstanding for the purchase of common stock at a price of $10.00 per warrant. The warrants were issued as of May 14, 2007, the date of issuance of common stock sold in the initial private placement, and were exercisable for a period of ten years following the issuance.
The Company accounts for stock options and warrants in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards and warrants in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share‑based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. Total stock-based compensation expense recognized by the Company during 2017, 2016, and 2015 for stock option grants and warrants was $1.1 million, $937,000, and $1.2 million, respectively. Unrecognized stock-based compensation expense related to stock option grants and warrants at December 31, 2017, 2016, and 2015 was $646,000, $1.7 million, and $2.7 million, respectively. At December 31, 2017, 2016, and 2015, the weighted average period over which this unrecognized expense is expected to be recognized was 2.6 years, 3.4 years, and 4.0 years, respectively. The weighted average remaining contractual life of options outstanding at December 31, 2017, was 5.6 years.
The Company estimates the fair value of its options and warrants awards using the Black‑Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options or warrants awarded during 2016. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during 2017 and 2015:

	For the year ended December 31,
	2017	2016	2015
Risk‑free interest rate	1.00-2.42%	N/A	2.16%
Expected term in years	.25-8	N/A	7.73
Expected stock price volatility	23.2-25.3%	N/A	40.00%
Dividend yield	—%	N/A	—%

The following table represents stock option and warrant activity for the years ended December 31, 2017, 2016, and 2015:

Options and Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	1,485,704	$11.69
Granted	229,100	13.53
Exercised	(724,912)	10.53
Forfeited	(231,546)	13.50
Expired	(635)	126.22
Outstanding, December 31, 2017	757,711	$12.66	5.56	$3,883
Exercisable, December 31, 2017	662,016	$12.39	5.24	$3,585

Weighted average fair value of options and warrants granted	$7.15

Outstanding, December 31, 2015	2,369,759	$11.30
Exercised	(872,162)	10.04
Canceled	(4,057)	142.89
Forfeited	(7,836)	10.76
Outstanding, December 31, 2016	1,485,704	$11.69	4.33	$11,104
Exercisable, December 31, 2016	1,204,558	$11.10	3.38	$9,755

Weighted average fair value of options and warrants granted	$—

Outstanding, December 31, 2014	1,663,500	$10.01
Options assumed from First Security	482,741	14.69
Granted	245,000	14.34
Exercised	(20,707)	10.00
Canceled	(775)	505.31
Outstanding, December 31, 2015	2,369,759	$11.30	4.07	$9,258
Exercisable, December 31, 2015	1,925,858	$10.77	2.95	$8,662

Weighted average fair value of options and warrants granted	$7.00
Atlantic Capital assumed the stock options issued to First Security employees and directors that were outstanding at the acquisition date. The fair value of these options was included in the total consideration issued to acquire First Security.
The total fair value of shares vested during each of the years ended December 31, 2017, 2016, and 2015, was $1.8 million, $1.2 million, and $688,000, respectively.
Restricted stock awards generally cliff vest over 1-3 years. The market value at the date of award is amortized by charges to compensation expense over the vesting period. Compensation expense related to these awards during 2017, 2016, and 2015 was $1.3 million, $801,000, and $659,000, respectively. Unrecognized compensation expense associated with restricted stock was $2.6 million, $2.4 million, and $1.9 million as of December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, 2016, and 2015, the weighted average period over which this unrecognized expense is to be recognized was 3.0 years, 3.2 years, and 3.4 years, respectively. During 2017, 2016, and 2015, respectively, there were 132,487, 109,959, and 150,516 restricted stock awards granted at a weighted average grant price of $17.83, $14.34, and $14.01 per share.
During the year ended December 31, 2017, the Company modified options for 229,100 shares and 24,628 restricted stock awards to five individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $709,000 for the year ended December 31, 2017.

The following table represents restricted stock activity for the twelve months ended December 31, 2017, 2016, and 2015:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2016	259,165	$13.70
Granted	132,487	17.83
Vested	(91,671)	13.54
Forfeited	(60,513)	15.03
Outstanding, December 31, 2017	239,468	$15.69

Outstanding, December 31, 2015	217,658	$13.07
Granted	109,959	14.34
Vested	(44,966)	11.92
Forfeited	(23,486)	14.23
Outstanding, December 31, 2016	259,165	$13.70

Outstanding, December 31, 2014	132,093	$10.84
Granted	150,516	14.01
Vested	(54,978)	10.53
Forfeited	(9,973)	11.80
Outstanding, December 31, 2015	217,658	$13.07

NOTE 16 – DERIVATIVES AND HEDGING
Risk Management
Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.
Cash Flow Hedges
At December 31, 2017, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2017 and 2016, Atlantic Capital had interest rate swaps designated as cash flow hedges with an aggregate notional amount of $100.0 million and $50.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2017 or 2016. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $159,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Operations. At December 31, 2017 and 2016, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $142.3 million and $140.7 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At December 31, 2017 and 2016, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $8.8 million and $16.3 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At December 31, 2017 and 2016, Atlantic Capital had credit risk participation agreements with a notional amount of $14.8 million and $4.5 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of December 31, 2017 and 2016:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		December 31, 2017		December 31, 2016
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$—	$—	$50,000	$186

Cash flow hedge of LIBOR based loans	Other liabilities	$100,000	$887	$—	$—

Derivatives not designated as hedging instruments under ASC 815

		December 31, 2017		December 31, 2016
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$71,160	$946	$70,352	$1,364
Zero premium collar	Other assets	94,953	2,072	98,697	2,760
		$166,113	$3,018	$169,049	$4,124

Dealer offsets to customer swap positions	Other liabilities	$71,160	$975	$70,352	$1,371
Credit risk participation	Other liabilities	14,807	4	4,460	—
Dealer offset to zero premium collar	Other liabilities	94,953	2,157	98,697	2,760
		$180,920	$3,136	$173,509	$4,131
The following table reflects the impact to the Consolidated Statements of Operations related to derivative contracts for the years ended December 31, 2017 and 2016:

Derivatives in Cash Flow Hedging Relationships
	Years ended December 31,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2017	2016	Location	2017	2016
Interest rate swaps	$(688)	$311	Interest income	$499	$712

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
As of December 31, 2017 and 2016, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Management believes there are no conditions or events since the previous notification that have changed the institution’s categorizations.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	As of December 31, 2017
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 capital (to risk weighted assets):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated	$259,865	11.2%	$104,876	4.5%	N/A	N/A
Bank	295,629	12.7%	104,858	4.5%	151,461	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$259,865	11.2%	$139,834	6.0%	N/A	N/A
Bank	295,629	12.7%	139,810	6.0%	186,414	8.0%

Total capital (to risk weighted assets):
Consolidated	$329,641	14.1%	$186,446	8.0%	N/A	N/A
Bank	315,870	13.6%	186,414	8.0%	233,017	10.0%

Tier 1 capital (to average assets):
Consolidated	$259,865	9.7%	$106,706	4.0%	N/A	N/A
Bank	295,629	11.1%	107,009	4.0%	133,761	5.0%

	As of December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 capital (to risk weighted assets):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated	$241,313	10.3%	$105,463	4.5%	N/A	N/A
Bank	276,778	11.8%	105,497	4.5%	152,385	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$241,313	10.3%	$140,617	6.0%	N/A	N/A
Bank	276,778	11.8%	140,663	6.0%	187,551	8.0%

Total capital (to risk weighted assets):
Consolidated	$311,954	13.3%	$187,490	8.0%	N/A	N/A
Bank	298,053	12.7%	187,551	8.0%	234,439	10.0%

Tier 1 capital (to average assets):
Consolidated	$241,313	9.1%	$106,179	4.0%	N/A	N/A
Bank	276,778	10.4%	106,179	4.0%	132,724	5.0%

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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during 2017. There was one transfer between Level 2 and Level 3 and no transfers between Level 1 and Level 2 during 2016.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2017 and 2016.

	2017 Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$34,111	$—	$34,111
U.S. states and political subdivisions	—	90,001	—	90,001
Trust preferred securities	—	4,650	—	4,650
Corporate debt securities	—	12,622	—	12,622
Mortgage-backed securities	—	307,733	—	307,733
Total securities available-for-sale	$—	$449,117	$—	$449,117
Interest rate derivative assets	$—	$3,018	$—	$3,018
Interest rate derivative liabilities	$—	$4,023	$—	$4,023

	2016 Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$21,152	$—	$21,152
U.S. states and political subdivisions	—	90,172	—	90,172
Trust preferred securities	—	4,525	—	4,525
Corporate debt securities	—	19,231	—	19,231
Mortgage-backed securities	—	212,625	—	212,625
Total securities available-for-sale	$—	$347,705	$—	$347,705
Interest rate derivative assets	$—	$4,310	$—	$4,310
Interest rate derivative liabilities	$—	$4,131	$—	$4,131

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values.

Securities Available-for-Sale
(in thousands)
December 31, 2015	$2,414
Change due to presence of observable market data	(2,414)
December 31, 2016	$—

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.
For the years ended December 31, 2017 and 2016, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016.

December 31, 2017	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$2,199	$2,199

December 31, 2016	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$7,248	$7,248

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
The following table presents the estimated fair values of Atlantic Capital’s financial instruments at December 31, 2017 and December 31, 2016.

	Fair Value Measurements at
	December 31, 2017 Using:
	Carrying Amount	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$38,086	$38,086	$—	$—
Interest-bearing deposits in banks	281,247	281,247	—	—
Other short-term investments	10,681	10,681	—	—
Total securities available-for-sale	449,117	—	449,117	—
FHLB stock	4,388	—	—	4,388
Federal Reserve Bank stock	9,792	—	—	9,792
Loans held for investment, net	1,914,495	—	—	1,955,705
Loans held for sale	1,487	—	1,487	—
Derivative assets	3,018	—	3,018	—
Financial liabilities:
Deposits	$2,450,665	$—	$2,411,810	$—
Subordinated debt	49,535	—	49,888	—
FHLB advances	45,000	—	45,057	—
Derivative financial instruments	4,023	—	4,023	—

	Fair Value Measurements at
	December 31, 2016 Using:
	Carrying Amount	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$36,790	$36,790	$—	$—
Interest-bearing deposits in other banks	118,039	118,039	—	—
Other short-term investments	10,896	10,896	—	—
Total securities available-for-sale	347,705	—	347,705	—
FHLB stock	7,067	—	—	7,067
Federal Reserve Bank stock	9,690	—	—	9,690
Loans held for investment, net	1,960,735	—	—	1,939,895
Loans held for sale	35,219	—	35,219	—
Derivative assets	4,310	—	4,310	—
Financial liabilities:
Deposits	$2,205,991	$—	$2,144,196	$—
Deposits to be assumed in branch sale	31,589	—	31,589	—
Subordinated debt	49,366	—	48,971	—
FHLB advances	110,000	—	109,946	—
Derivative financial instruments	4,131	—	4,131	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit as well as a summary of minimum lease payments at December 31, 2017 and December 31, 2016 was as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$689,753	$617,432
Standby letters of credit	10,958	16,625
	$700,711	$634,057

Minimum lease payments	$18,894	$8,630

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

NOTE 20 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets
(in thousands)
	December 31,
	2017	2016
Assets
Cash	$14,151	$15,731
Investment in subsidiary	344,188	339,124
Other assets	403	305
Total assets	$358,742	$355,160

Liabilities and shareholders’ equity
Long-term debt	$49,535	$49,366
Other liabilities	782	2,136
Total liabilities	50,317	51,502

Shareholders’ equity:
Common stock	299,474	292,747
Retained earnings	12,810	16,536
Accumulated other comprehensive income	(3,859)	(5,625)
Total shareholders’ equity	308,425	303,658
Total liabilities and shareholders’ equity	$358,742	$355,160

NOTE 20 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Operations
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Income:
Interest income	$197	$98	$46
Total income	197	98	46

Expense:
Interest on long-term debt	3,294	3,282	858
Professional fees	—	—	1,582
Other expense	1,113	322	615
Total expense	4,407	3,604	3,055

Loss before income tax expense and equity in undistributed (losses) earnings from subsidiary	(4,210)	(3,506)	(3,009)

Income tax benefit	(1,681)	(849)	(1,126)
Loss before equity in undistributed (losses) earnings of subsidiary	(2,529)	(2,657)	(1,883)
Equity in undistributed (losses) earnings of subsidiary	(1,197)	16,052	564
Net (loss) income	$(3,726)	$13,395	$(1,319)

NOTE 20 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Operating activities
Net (loss) income	$(3,726)	$13,395	$(1,319)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	1,197	(16,052)	(564)
Decrease (increase) in other assets	(1,264)	1,928	(433)
(Decrease) increase in other liabilities	(1,354)	2,100	(19)
Net cash provided by (used in) operating activities	(5,147)	1,371	(2,335)

Investing activities
Advances to subsidiaries	—	—	(16,000)
Cash consideration paid for acquisition	—	—	(47,098)
Net cash (used in) provided by investing activities	—	—	(63,098)

Financing activities
Proceeds from issuance of long-term debt	—	—	50,000
Net proceeds from issuance of common stock	—	—	24,004
Proceeds from exercise of stock options	3,567	3,947	—
Acquisition of treasury stock	—	—	(707)
Net cash provided by (used in) financing activities	3,567	3,947	73,297
Net (decrease) increase in cash and cash equivalents	(1,580)	5,318	7,864
Cash equivalents, beginning of year	15,731	10,413	2,549
Cash equivalents, end of year	$14,151	$15,731	$10,413

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for the preparation, integrity, accuracy, and fair presentation of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include amounts based on judgments and estimates by management.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s chief executive officer and chief financial officer, as of December 31, 2017. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.
As an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, the Company’s independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting, as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal 1 - Election of Directors,” “Directors and Executive Officers,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017 (the “Proxy Statement”).

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
The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal 2 - Ratification of the Independent Registered Public Accounting Firm for 2018” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:
(1)    Financial Statements:
(i)    Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2017 and December 31, 2016

(iii)	Consolidated Statements of Operations for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015

(iv)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015

(v)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015

(vi)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015
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

3.2
Amended and Restated Bylaws of Atlantic Capital Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8‑K, initially filed with the Securities and Exchange Commission on January 19, 2017.

4.1
Form of Stock Certificate of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

4.2
Issuing and Paying Agency Agreement, dated September 14, 2015, between Atlantic Capital Bancshares, Inc. and U.S. Bank National Association, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2015.

4.3
Form of 6.25% Fixed-to-Floating Rate Subordinated Note due 2025, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2015.

10.1
Corporate Governance Agreement, dated March 25, 2015, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, and BCP Fund I Southeast Holdings LLC, which is incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.2*
Employment Agreement, dated January 1, 2015, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, and Douglas L. Williams, which is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.3*
Amendment No. 1 to Employment Agreement, dated July 20, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, and Douglas L. Williams, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on August 8, 2017.

10.4*
Employment Agreement, dated November 17, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Douglas L. Williams, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on November 20, 2017.

10.5*
Employment Agreement, dated June 5, 2015, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, and D. Michael Kramer, which is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.6*
Amendment No. 1 to Employment Agreement, dated July 20, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, and D. Michael Kramer, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on August 8, 2017.

10.7*
Separation Agreement, dated October 25, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and D. Michael Kramer, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on October 26, 2017.

10.8*
Offer Letter, dated September 30, 2015, between Atlantic Capital Bancshares, Inc., and Patrick T. Oakes, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2015.

10.9*
Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Patrick T. Oakes which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on December 22, 2017.

10.10*
Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Richard A. Oglesby, Jr., which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on December 22, 2017.

10.11*	Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Annette Rollins.
10.12*	Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Kurt A. Shreiner.
10.13*
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

10.20*
Amendment to Atlantic Capital Bancshares, Inc. Executive Officer Long‑Term Incentive Plan, which is incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.21*
Form of Officer Award Certificate under the Executive Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.22*
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

10.24*
Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan (as amended and restated effective May 18, 2017), which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), initially filed with the Securities and Exchange Commission on May 22, 2017.

10.25*
Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10‑K, filed with the Securities and Exchange Commission on March 30, 2016.

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

10.28*
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

10.31*
Form of Stock Option Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.32*
Form of Stock Option Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.33*
Form of Stock Option Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.34*
Form of Other Stock-Based Award Agreement (Executive Officer Long Term Incentive Plan (“LTIP”) Award), which is incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.35*
First Security Group, Inc. 2012 Long-Term Incentive Plan, as amended and restated, as further amended and assumed by Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 99.1 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (file no. 333- 204855), filed with the Securities and Exchange Commission on November 2, 2015.

10.36*
Form of Incentive Stock Option Award pursuant to the First Security Group, Inc. 2012 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.29 to First Security Group, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on April 15, 2013.

10.37*
Form of Non-Qualified Stock Option Award under the First Security Group, Inc. 2012 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.30 to First Security Group, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on April 15, 2013.

10.38*
First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended, as further amended and assumed by Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 99.2 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (file no. 333-204855), filed with the Securities and Exchange Commission on November 2, 2015.

10.39*
Form of Incentive Stock Option Award under the First Security Group, Inc. 2002 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.5 to First Security Group, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

10.40*
Form of Non-Qualified Stock Option Award under the 2002 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.6 to First Security Group, Inc.’s Form 10-K for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

10.41*
Form of Stock Purchase Agreement by and between First Security Group, Inc. and each of the investors named therein, which is incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-4/A (file no. 333‑204855), filed with the Securities and Exchange Commission on July 17, 2015.

10.42*
Amended and Restated Atlantic Capital Bancshares, Inc. Executive Officer Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2017.

10.43*
Atlantic Capital Bancshares, Inc. Change in Control Plan, which is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on August 8, 2017.

10.44*
Atlantic Capital Bancshares, Inc. 2017 Change in Control Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on November 9, 2017.

10.45*
Atlantic Capital Bank Severance Plan, which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on November 9, 2017.

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
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015; (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015; (v) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015; and (vi) the Notes to the Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2018.

ATLANTIC CAPITAL BANCSHARES, INC.

/s/ Douglas L. Williams
Douglas L. Williams
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2018.

Signature	Title

/s/ Douglas L. Williams	President, Chief Executive Officer and Director
Douglas L. Williams	(Principal Executive Officer)

/s/ Patrick T. Oakes	Executive Vice President and Chief Financial Officer
Patrick T. Oakes	(Principal Financial and Accounting Officer)

/s/ Walter M. Deriso, Jr.	Chairman of the Board
Walter M. Deriso, Jr.

/s/ Henchy R. Enden	Director
Henchy R. Enden

/s/ James H. Graves	Director
James H. Graves

/s/ Douglas J. Hertz	Director
Douglas J. Hertz

/s/ Adam G. Hurwich	Director
Adam G. Hurwich

/s/ Larry D. Mauldin	Director
Larry D. Mauldin

/s/ R. Charles Shufeldt	Director
R. Charles Shufeldt

/s/ Lizanne Thomas	Director
Lizanne Thomas

/s/ Marietta Edmunds Zakas	Director
Marietta Edmunds Zakas