Form 10-Q
period 2018-03-31
Atlantic Capital Bancshares, Inc.
filed 2018-05-09
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from              to
COMMISSION FILE NO. 001-37615
_________________________________________________
ATLANTIC CAPITAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________

Georgia	20-5728270
(State of Incorporation)	(I.R.S. Employer Identification No.)

945 East Paces Ferry Road NE, Suite 1600, Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

(404) 995-6050
(Registrant’s telephone number, including area code)
3280 Peachtree Road NE, Suite 1600 Atlanta, Georgia 30305
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 26,037,219 shares outstanding as of May 1, 2018

Atlantic Capital Bancshares, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$39,985	$38,086
Interest-bearing deposits in banks	62,787	281,247
Other short-term investments	9,669	10,681
Cash and cash equivalents	112,441	330,014
Securities available-for-sale	458,730	449,117
Other investments	37,949	32,174
Loans held for sale	835	1,487
Loans held for investment	1,959,421	1,933,839
Less: allowance for loan losses	(19,885)	(19,344)
Loans held for investment, net	1,939,536	1,914,495
Premises and equipment, net	15,475	12,054
Bank owned life insurance	64,014	63,667
Goodwill and intangible assets, net	27,485	27,633
Other real estate owned	927	1,215
Other assets	61,273	59,565
Total assets	$2,718,665	$2,891,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$599,838	$732,442
Interest-bearing checking	302,636	306,331
Savings	29,407	26,573
Money market	911,449	1,117,891
Time	140,594	138,612
Brokered deposits	112,376	128,816
Total deposits	2,096,300	2,450,665
Federal funds purchased and securities sold under agreements to repurchase	47,855	—
Federal Home Loan Bank borrowings	185,000	45,000
Long-term debt	49,577	49,535
Other liabilities	32,874	37,796
Total liabilities	2,411,606	2,582,996
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, no par value – 100,000,000 shares authorized; 25,772,208 and 25,712,909 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	300,893	299,474
Retained earnings	18,693	12,810
Accumulated other comprehensive (loss) income	(12,527)	(3,859)
Total shareholders’ equity	307,059	308,425
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,718,665	$2,891,421

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
INTEREST INCOME
Loans, including fees	$22,675	$19,994
Investment securities available-for-sale	2,592	2,018
Interest and dividends on other interest-earning assets	715	449
Total interest income	25,982	22,461
INTEREST EXPENSE
Interest on deposits	3,044	2,047
Interest on Federal Home Loan Bank advances	509	302
Interest on federal funds purchased and securities sold under agreements to repurchase	83	36
Interest on long-term debt	829	823
Total interest expense	4,465	3,208
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	21,517	19,253
Provision for loan losses	772	634
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,745	18,619
NONINTEREST INCOME
Service charges	1,192	1,349
Gain (loss) on sales of other assets	(46)	78
Mortgage income	304	257
Trust income	518	407
Derivatives income	114	(51)
Bank owned life insurance	369	378
SBA lending activities	1,302	1,227
Other noninterest income	230	212
Total noninterest income	3,983	3,857
NONINTEREST EXPENSE
Salaries and employee benefits	12,077	11,065
Occupancy	1,355	1,230
Equipment and software	787	805
Professional services	832	904
Postage, printing and supplies	58	85
Communications and data processing	1,043	987
Marketing and business development	190	270
FDIC premiums	147	314
Amortization of intangibles	343	470
Foreclosed property/problem asset expense	282	3
Other noninterest expense	1,278	1,611
Total noninterest expense	18,392	17,744
INCOME BEFORE PROVISION FOR INCOME TAXES	6,336	4,732
Provision for income taxes	1,298	1,502
NET INCOME	$5,038	$3,230
NET INCOME PER SHARE:
Net income per share – basic	$0.20	$0.13
Net income per share – diluted	$0.19	$0.13

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income	$5,038	$3,230
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of ($2,137) and $227, respectively	(6,414)	364
Unrealized gains on available-for-sale securities, net of tax	(6,414)	364
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of ($470) and ($91), respectively	(1,410)	(146)
Changes from cash flow hedges	(1,410)	(146)
Other comprehensive income (loss), net of tax	(7,824)	218
Comprehensive income (loss)	$(2,786)	$3,448

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Total
Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$303,658
Comprehensive income:
Net Income	—	—	3,230	—	3,230
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	364	364
Change in unrealized gains on cash flow hedges	—	—	—	(146)	(146)
Total comprehensive income					3,448
Issuance of common stock for option exercises	380,079	2,281	—	—	2,281
Issuance of common stock for long-term incentive plan	61,799	1,209	—	—	1,209
Restricted stock activity	—	229	—	—	229
Stock-based compensation	—	142	—	—	142
Balance - March 31, 2017	25,535,013	$296,608	$19,766	$(5,407)	$310,967

Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$308,425
Comprehensive income:
Net Income	—	—	5,038	—	5,038
Reclassification of tax effects from AOCI	—	—	844	(844)	—
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	(6,414)	(6,414)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(1,410)	(1,410)
Total comprehensive income (loss)					(2,786)
Change in accounting principle - Revenue Recognition	—	—	1	—	1
Net forfeitures of restricted stock	(2,023)	—	—	—	—
Issuance of common stock for option exercises	22,481	325	—	—	325
Issuance of common stock for long-term incentive plan	38,841	687	—	—	687
Restricted stock activity	—	349	—	—	349
Stock-based compensation	—	58	—	—	58
Balance - March 31, 2018	25,772,208	$300,893	$18,693	$(12,527)	$307,059

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$5,038	$3,230
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	772	634
Depreciation, amortization, and accretion	1,078	1,428
Amortization of restricted stock compensation	349	229
Stock option compensation	58	142
Loss on disposition of premises and equipment, net	44	—
Net write downs and losses (gains) on sales of other real estate owned	279	(78)
Net increase in cash value of bank owned life insurance	(347)	(356)
Origination of servicing assets	(371)	(267)
Proceeds from sales of SBA loans	19,337	11,698
Net gains on sale of SBA loans	(1,113)	(762)
Changes in operating assets and liabilities -
Net change in loans held for sale	652	5,978
Net (increase) decrease in other assets	(98)	3,774
Net decrease in accrued expenses and other liabilities	(4,234)	(4,202)
Net cash provided by operating activities	21,444	21,448
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	11,622	10,804
Maturities and calls	65	1,000
Purchases	(30,560)	(121,427)
Net change in loans held for investment	(44,037)	67,244
(Purchases) proceeds of Federal Home Loan Bank stock, net	(6,097)	(4,631)
Proceeds from sales of other real estate	9	216
(Purchases) of premises and equipment, net	(3,834)	(703)
Net cash (used in) investing activities	(72,832)	(47,497)
FINANCING ACTIVITIES
Net change in deposits	(354,365)	(34,541)
Net change in short-term borrowings	47,855	—
Proceeds from Federal Home Loan Bank advances	430,000	474,000
Repayments of Federal Home Loan Bank advances	(290,000)	(367,000)
Proceeds from exercise of stock options	325	2,281
Net cash (used in) provided by financing activities	(166,185)	74,740
NET CHANGE IN CASH AND CASH EQUIVALENTS	(217,573)	48,691
CASH AND CASH EQUIVALENTS – beginning of period	330,014	165,725
CASH AND CASH EQUIVALENTS – end of period	$112,441	$214,416

	Three Months Ended
	March 31,
	2018	2017
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$3,715	$4,028
Income taxes paid	—	110

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC CAPITAL BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accounting and financial reporting policies of Atlantic Capital Bancshares, Inc. (“Atlantic Capital” or the “Company”) and its subsidiary, Atlantic Capital Bank, N.A. (the “Bank”), conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated.
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
NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance gives entities the option to reclassify into retained earnings tax effects related to items in accumulated other comprehensive income (“OCI”) that were stranded in accumulated OCI as a result of tax reform. It is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted and Atlantic Capital adopted ASU 2018-02 as of January 1, 2018. The adoption of this update resulted in a reclassification of approximately $844,000 between accumulated OCI and retained earnings, and a net impact of zero to total shareholders’ equity.
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
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope and Modification Accounting.” The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The amendments were effective for interim and annual reporting periods beginning after December 15, 2017. This ASU did not have a material impact on Atlantic Capital’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments were effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. This ASU did not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.” The guidance in this update requires that equity investments (except those accounted for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, the guidance requires that public business entities base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. For public entities, this update was effective for fiscal years beginning after December 15, 2017. The adoption of this update did not have a material impact on Atlantic Capital’s consolidated financial statements, however Atlantic Capital changed the disclosure of financial instruments not measured at fair value to reflect the exit price notion.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this guidance was effective for annual and interim periods beginning after December 15, 2017. Atlantic Capital completed its review of the impact of ASU 2014-09 on components of non-interest income and did not find any significant changes to its methodology of recognizing revenue. Revenue streams impacted by the ASU included service charges, trust income, sales of financed other real estate, and check printing revenue. The Company recorded a cumulative effect adjustment to first quarter 2018 opening retained earnings in an amount less than $2,000, and included newly applicable revenue disclosures.
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

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Sale of Southeastern Trust Company (“SETCO”)

On December 14, 2017, the Bank entered into an agreement with The Banc Group, LLC to sell its trust business, a division of the Bank known as Southeastern Trust Company (“SETCO”), for approximately $1.7 million. The Banc Group, LLC is controlled by a former director and Chief Operating Officer of the Company. Subject to customary closing conditions, including the receipt of all regulatory approvals, the sale of SETCO is expected to close during the second quarter of 2018.
NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of March 31, 2018 and December 31, 2017. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
March 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$9,669	$—	$9,669	$(9,669)	$—	$—
Derivatives	2,614	—	2,614	—	—	2,614
Total	$12,283	$—	$12,283	$(9,669)	$—	$2,614
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$7,855	$—	$7,855	$(11,532)	$—	$—
Derivatives	5,360	—	5,360	(4,039)	(1,321)	—
Total	$13,215	$—	$13,215	$(15,571)	$(1,321)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,681	$—	$10,681	$(10,681)	$—	$—
Derivatives	3,018	—	3,018	—	—	3,018
Total	$13,699	$—	$13,699	$(10,681)	$—	$3,018
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,023	—	4,023	(2,705)	(1,318)	—
Total	$4,023	$—	$4,023	$(2,705)	$(1,318)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at March 31, 2018 and December 31, 2017.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2018
Debt securities—
U.S. Government agencies	$37,364	$2	$(834)	$36,532
U.S. states and political divisions	92,005	18	(6,210)	85,813
Trust preferred securities	4,761	—	(111)	4,650
Corporate debt securities	12,925	—	(468)	12,457
Residential mortgage-backed securities	325,809	2,414	(8,945)	319,278
Total	$472,864	$2,434	$(16,568)	$458,730

December 31, 2017
Debt securities—
U.S. Government agencies	$34,699	$11	$(599)	$34,111
U.S. states and political divisions	92,169	237	(2,405)	90,001
Trust preferred securities	4,754	—	(104)	4,650
Corporate debt securities	12,948	60	(386)	12,622
Residential mortgage-backed securities	310,129	2,423	(4,819)	307,733
Total	$454,699	$2,731	$(8,313)	$449,117

The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$—	$—
Over 1 year through 5 years	23,099	22,605
5 years to 10 years	52,910	51,238
Over 10 years	71,046	65,609
	147,055	139,452
Residential mortgage-backed securities	325,809	319,278
Total	$472,864	$458,730

The following table summarizes available-for-sale securities in an unrealized loss position as of March 31, 2018 and December 31, 2017.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2018
U.S. Government agencies	$25,903	$(499)	$8,848	$(335)	$34,751	$(834)
U.S. states and political divisions	28,017	(1,017)	54,396	(5,193)	82,413	(6,210)
Trust preferred securities	—	—	4,650	(111)	4,650	(111)
Corporate debt securities	9,464	(147)	2,993	(321)	12,457	(468)
Residential mortgage-backed securities	183,751	(3,844)	118,906	(5,101)	302,657	(8,945)
Totals	$247,135	$(5,507)	$189,793	$(11,061)	$436,928	$(16,568)
December 31, 2017
U.S. Government agencies	$22,148	$(348)	$9,145	$(251)	$31,293	$(599)
U.S. states and political divisions	14,009	(183)	58,744	(2,222)	72,753	(2,405)
Trust preferred securities	—	—	4,650	(104)	4,650	(104)
Corporate debt securities	2,989	(27)	2,970	(359)	5,959	(386)
Residential mortgage-backed securities	155,637	(1,344)	126,580	(3,475)	282,217	(4,819)
Totals	$194,783	$(1,902)	$202,089	$(6,411)	$396,872	$(8,313)

At March 31, 2018, there were 318 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2018 and December 31, 2017 were attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three months ended March 31, 2018 or 2017.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. No securities were sold during the three months ended March 31, 2018 and 2017.
Investment securities with a carrying value of $79.9 million and $93.9 million were pledged to secure public funds and other borrowings at March 31, 2018 and December 31, 2017, respectively.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of March 31, 2018 and December 31, 2017, is summarized below.

	March 31, 2018	December 31, 2017
	(in thousands)
Loans held for sale
Other loans held for sale	$835	$1,487
Total loans held for sale	$835	$1,487

Loans held for investment
Commercial loans:
Commercial and industrial	$636,181	$615,359
Commercial real estate	914,100	940,415
Construction and land	145,904	115,495
Mortgage warehouse participations	44,575	39,981
Total commercial loans	1,740,760	1,711,250
Residential:
Residential mortgages	105,255	104,484
Home equity	70,712	76,244
Total residential loans	175,967	180,728
Consumer	30,966	29,393
Other	15,181	16,278
Total loans	1,962,874	1,937,649
Less net deferred fees and other unearned income	(3,453)	(3,810)
Less allowance for loan losses	(19,885)	(19,344)
Loans held for investment, net	$1,939,536	$1,914,495
At March 31, 2018 and December 31, 2017, loans with a carrying value of $717.3 million and $667.2 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At March 31, 2018, the carrying value and outstanding balance of Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 was $11.8 million and $14.0 million, respectively. At December 31, 2017, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $11.8 million and $14.1 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Balance at beginning of period	$2,316	$3,467
Accretion	(298)	(444)
Reclassification of nonaccretable discount due to change in expected cash flows	96	251
Other changes, net	295	95
Balance at end of period	$2,409	$3,369

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At March 31, 2018, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $2.5 million compared to $2.8 million at December 31, 2017.

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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2018 and 2017.

	2018				2017
Three Months Ended March 31,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,267	$802	$275	$19,344	$18,717	$1,418	$460	$20,595
Provision for loan losses	637	154	(19)	772	297	34	303	634
Loans charged-off	(126)	(128)	(3)	(257)	(913)	(46)	(332)	(1,291)
Recoveries	19	—	7	26	—	—	1	1
Total ending allowance balance	$18,797	$828	$260	$19,885	$18,101	$1,406	$432	$19,939
The general component of the allowance for loan losses is based on the incurred losses inherent in the portfolio. The loss factors are determined through the generation of probabilities of default (“PDs”) and losses given default (“LGDs”) for groups of similar loans with similar credit grades where Loss Rate = PD x LGD. The PDs and LGDs for the loan portfolio are calculated based on Atlantic Capital’s loss history as well as available market-based data. The loss factor for each pool of loans is adjusted based on qualitative and environmental factors to account for conditions in the current environment which management believes are likely to cause a difference between the calculated loss based on historical performance and the incurred loss in the existing portfolio. These factors include: changes in policies and procedures, changes in the economy, changes in nature or volume of the portfolio and in the terms of loans, changes in lending management, changes in past dues and credit migration, changes in the loan review system, changes in the value of collateral and concentration risk and changes in external factors, such as competition, legal and regulatory. Quarterly, management evaluates these factors to determine an adjustment unique to Atlantic Capital and its market.
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
A loan is considered to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Loans for which the terms have been modified or granted an economic concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. A specific allowance is established for individually evaluated impaired loans as needed. Reserves on impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the observable market price, or the fair value of the underlying collateral of the loan if the loan is collateral dependent.
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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at March 31, 2018 or December 31, 2017, as the carrying value of the respective loan or pool of loans’ cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans accounted for under ASC 310-30.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of March 31, 2018 and December 31, 2017.

March 31, 2018	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$276	$—	$—	$276
Collectively evaluated for impairment	18,516	828	260	19,604
PCI	5	—	—	5
Total ending allowance balance	$18,797	$828	$260	$19,885

Loans:
Loans individually evaluated for impairment	$6,731	$183	$—	$6,914
Loans collectively evaluated for impairment	1,724,816	173,172	46,135	1,944,123
PCI	9,213	2,612	12	11,837
Total ending loans balance	$1,740,760	$175,967	$46,147	$1,962,874

December 31, 2017	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$306	$—	$—	$306
Collectively evaluated for impairment	17,918	800	275	18,993
PCI	43	2	—	45
Total ending allowance balance	$18,267	$802	$275	$19,344

Loans:
Loans individually evaluated for impairment	$6,886	$186	$—	$7,072
Loans collectively evaluated for impairment	1,694,948	178,204	45,671	1,918,823
PCI	9,416	2,338	—	11,754
Total ending loans balance	$1,711,250	$180,728	$45,671	$1,937,649

The following table presents information on Atlantic Capital’s impaired loans for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018					2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$1,035	$972	$—	$973	$13	$1,132	$1,069	$—	$1,550	$17
Commercial real estate	1,755	1,592	—	1,592	—	2,388	2,226	—	2,303	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	228	183	—	184	—	244	198	—	225	—
Home equity	—	—	—	—	—	549	549	—	549	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$3,018	$2,747	$—	$2,749	$13	$4,313	$4,042	$—	$4,627	$17
Impaired loans with an allowance recorded:
Commercial and industrial	$3,643	$3,643	$168	$3,691	$46	$8,316	$8,316	$2,077	$8,357	$108
Commercial real estate	524	524	108	544	6	750	750	159	753	7
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	147	147	4	147	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,167	$4,167	$276	$4,235	$52	$9,213	$9,213	$2,240	$9,257	$115
Total impaired loans	$7,185	$6,914	$276	$6,984	$65	$13,526	$13,255	$2,240	$13,884	$132

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of March 31, 2018 and December 31, 2017, the Company had a recorded investment in TDRs of $5.2 million and $5.3 million, respectively. The Company had commitments to lend additional funds of $28,000 and $26,000 on loans modified as TDRs, as of March 31, 2018 and December 31, 2017, respectively. The Company did not modify any new loans as a TDR during the three months ended March 31, 2018 or 2017 and there were no subsequent defaults on prior TDRs.

Atlantic Capital individually rates loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, consumer credit risk scores (FICO scores), rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. Atlantic Capital uses a dual rating system. The likelihood of default of a credit transaction is graded in the Obligor Rating. The risk of loss given default is graded in the Facility Rating. The Obligor Rating is determined through credit analysis. Facility Ratings are used to describe the value to the Company that the collateral represents. Facility Ratings are based on the collateral package or market expectations regarding the value and liquidity of the collateral. Ratings are generally reviewed at least annually or more frequently if there is a material change in creditworthiness. Exceptions to this policy may include well collateralized term loans and loans to individuals with limited exposure or complexity.
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

As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
March 31, 2018
Commercial and industrial	$593,133	$16,089	$21,656	$14	$—	$630,892
Commercial real estate	879,885	11,453	17,483	—	1,592	910,413
Construction and land	145,667	—	—	—	—	145,667
Residential mortgages	100,871	1,063	746	322	315	103,317
Home equity	68,869	642	304	223	—	70,038
Mortgage warehouse	44,575	—	—	—	—	44,575
Consumer/Other	45,895	—	240	—	—	46,135
Total loans, excluding PCI loans	$1,878,895	$29,247	$40,429	$559	$1,907	$1,951,037
Commercial and industrial	$—	$—	$5,289	$—	$—	$5,289
Commercial real estate	3,130	188	256	—	113	3,687
Construction and land	222	6	9	—	—	237
Residential mortgages	467	699	772	—	—	1,938
Home equity	34	288	352	—	—	674
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	—	12	—	—	12
Total PCI loans	$3,853	$1,181	$6,690	$—	$113	$11,837

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful	Total
	(in thousands)
December 31, 2017
Commercial and industrial	$572,942	$15,643	$21,332	$16	$2	$609,935
Commercial real estate	919,939	6,227	8,906	—	1,592	936,664
Construction and land	115,255	—	—	—	—	115,255
Residential mortgages	100,342	1,075	753	398	321	102,889
Home equity	74,841	64	310	285	—	75,500
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer/Other	45,422	57	192	—	—	45,671
Total loans, excluding PCI loans	$1,868,722	$23,066	$31,493	$699	$1,915	$1,925,895
Commercial and industrial	$—	$3,881	$1,543	$—	$—	$5,424
Commercial real estate	3,151	212	276	—	112	3,751
Construction and land	222	7	11	—	—	240
Residential mortgages	428	493	674	—	—	1,595
Home equity	34	354	356	—	—	744
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—
Total PCI loans	$3,835	$4,947	$2,860	$—	$112	$11,754

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans.

	As of March 31, 2018
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$627,685	$3,193	$—	$14	$5,289	$636,181
Commercial real estate	908,300	521	—	1,592	3,687	914,100
Construction and land	145,667	—	—	—	237	145,904
Residential mortgages	102,129	551	—	637	1,938	105,255
Home equity	69,775	5	35	223	674	70,712
Mortgage warehouse	44,575	—	—	—	—	44,575
Consumer	45,900	235	—	—	12	46,147
Total Loans	$1,944,031	$4,505	$35	$2,466	$11,837	$1,962,874

	As of December 31, 2017
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$606,677	$3,239	$—	$19	$5,424	$615,359
Commercial real estate	932,916	2,156	—	1,592	3,751	940,415
Construction and land	114,988	267	—	—	240	115,495
Residential mortgages	100,402	1,470	298	719	1,595	104,484
Home equity	75,081	135	—	284	744	76,244
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer	45,599	72	—	—	—	45,671
Total Loans	$1,915,644	$7,339	$298	$2,614	$11,754	$1,937,649

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets as of March 31, 2018 and December 31, 2017 is summarized below:

	March 31,	December 31,
	2018	2017
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(4,967)	(4,624)
Less: impairment related to divested branches	(2,286)	(2,286)
Core deposit intangible, net	2,291	2,634
Servicing assets, net	3,435	3,240
Total other intangibles, net	5,726	5,874
Goodwill	21,759	21,759
Total goodwill and other intangible assets, net	$27,485	$27,633

There were no goodwill impairment charges recorded in the three months ended March 31, 2018 and 2017. The following table presents activity for goodwill and other intangible assets:

	For the Three Months Ended March 31,
	Goodwill	Core Deposit Intangible	Total
	(in thousands)
2018
Balance, beginning of period	$21,759	$2,634	$24,393
Amortization	—	(343)	(343)
Balance, end of period	$21,759	$2,291	$24,050

2017
Balance, beginning of period	$21,759	$4,624	$26,383
Amortization	—	(470)	(470)
Balance, end of period	$21,759	$4,154	$25,913

NOTE 8 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other assets. As of March 31, 2018 and December 31, 2017, the balance of SBA loans sold and serviced by Atlantic Capital totaled $151.0 million and $135.8 million, respectively.

Changes in the balance of servicing assets for the three months ended March 31, 2018 and 2017 are presented in the following table.

	Three months ended March 31,
SBA Loan Servicing Assets	2018	2017
	(in thousands)
Beginning carrying value, net	$2,635	$2,359
Additions	371	267
Amortization	(134)	(131)
Impairment	—	—
Ending carrying value	$2,872	$2,495
At March 31, 2018 and December 31, 2017, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	March 31, 2018	December 31, 2017
	(dollars in thousands)
Fair value of retained servicing assets	$3,114	$2,865
Weighted average life	5.96 years	6.22 years
Prepayment speed:	9.45%	8.64%
Decline in fair value due to a 10% adverse change	$(111)	$(103)
Decline in fair value due to a 20% adverse change	$(199)	$(181)
Weighted average discount rate	12.98%	13.01%
Decline in fair value due to a 100 bps adverse change	$(103)	$(103)
Decline in fair value due to a 200 bps adverse change	$(185)	$(180)

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

TriNet Servicing Assets

Changes in the balance of TriNet servicing assets for the three months ended March 31, 2018 and 2017 are presented in the following table.

	Three months ended March 31,
TriNet Servicing Assets	2018	2017
	(in thousands)
Beginning carrying value, net	$605	$825
Additions	—	—
Amortization	(42)	(47)
Impairment	—	—
Ending carrying value	$563	$778

At March 31, 2018 and December 31, 2017, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	March 31, 2018	December 31, 2017
	(dollars in thousands)
Fair value of retained servicing assets	$652	$697
Weighted average life	7.35 years	7.37 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(9)	$(10)
Decline in fair value due to a 20% adverse change	$(18)	$(20)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(17)	$(19)
Decline in fair value due to a 200 bps adverse change	$(33)	$(37)

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

	For the Three Months Ended
	March 31, 2018
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(6,274)	$2,415	$(3,859)
Reclassification of tax effects from AOCI	—	(844)	(844)
Unrealized net gains (losses) on investment securities available-for-sale	(8,551)	2,137	(6,414)
Unrealized net gains (losses) on derivatives	(1,880)	470	(1,410)
Accumulated other comprehensive income (loss) end of period	$(16,705)	$4,178	$(12,527)

	For the Three Months Ended
	March 31, 2017
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(9,144)	$3,519	$(5,625)
Unrealized net gains (losses) on investment securities available-for-sale	591	(227)	364
Unrealized net gains (losses) on derivatives	(237)	91	(146)
Accumulated other comprehensive income (loss) end of period	$(8,790)	$3,383	$(5,407)

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
The following table represents the earnings per share calculations for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
(in thousands, except share and per share amounts)
Net income available to common shareholders	$5,038	$3,230
Weighted average shares outstanding
Basic (1)	25,750,824	25,320,690
Effect of dilutive securities:
Stock options and warrants	194,949	351,596
Diluted	25,945,773	25,672,286
Income per common share:
Basic	$0.20	$0.13
Diluted	$0.19	$0.13
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options outstanding of 432 at March 31, 2018 and 747 at March 31, 2017 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
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
At March 31, 2018, 25,772,208 shares of common stock were issued and outstanding. At December 31, 2017, 25,712,909 shares of common stock were issued and outstanding.
The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank has not paid any dividends to Atlantic Capital in 2018 or 2017. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

NOTE 11 – DERIVATIVES AND HEDGING
Risk Management
Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.
Cash Flow Hedges
At March 31, 2018, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2018 and December 31, 2017, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $100.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three months ended March 31, 2018 and 2017. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $83,000 will be reclassified as a decrease to loan interest income over the next twelve months related to these cash flow hedges.
Customer Swaps
Atlantic Capital also enters into derivative contracts, which consist of interest rate swaps, to facilitate the needs of customers desiring to manage interest rate risk. These swaps are not designated as accounting hedges under ASC 815, Derivatives and Hedging. To economically hedge the interest rate risk associated with offering this product, Atlantic Capital simultaneously enters into derivative contracts with third parties to offset the customer contracts, such that Atlantic Capital minimizes its net risk exposure resulting from such transactions. The derivative contracts are structured such that the notional amounts reduce over time to generally match the expected amortization of the underlying loans. These derivatives are not speculative and arise from a service provided to clients.
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. At March 31, 2018 and December 31, 2017, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $129.9 million and $142.3 million, respectively.
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
Counterparty Credit Risk
As a result of its derivative contracts, Atlantic Capital is exposed to credit risk. Specifically approved counterparties and exposure limits are defined. Quarterly, the customer derivative contracts and related counterparties are evaluated for credit risk and an adjustment is made to the contract’s fair value. This adjustment is recognized in the Consolidated Statements of Income.
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At March 31, 2018 and December 31, 2017, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $8.3 million and $8.8 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At March 31, 2018 and December 31, 2017, Atlantic Capital had credit risk participation agreements with a notional amount of $14.1 million and $14.8 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of March 31, 2018 and December 31, 2017:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		March 31, 2018		December 31, 2017
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other liabilities	$100,000	$2,739	$100,000	$887

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		March 31, 2018		December 31, 2017
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$64,958	$1,065	$71,160	$946
Zero premium collar	Other assets	94,189	1,549	94,953	2,072
		$159,147	$2,614	$166,113	$3,018

Dealer offsets to customer swap positions	Other liabilities	$64,958	$1,061	$71,160	$975
Credit risk participation	Other liabilities	14,058	2	14,807	4
Dealer offset to zero premium collar	Other liabilities	94,189	1,558	94,953	2,157
		$173,205	$2,621	$180,920	$3,136
The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017.

Derivatives not designated as hedging instruments under ASC 815

(in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2018	2017
Interest rate products	Other income / (expense)	$108	$(51)
Other contracts	Other income / (expense)	3	—
Total		$111	$(51)

Fee income	Other income / (expense)	$3	$—
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three months ended March 31, 2018 and 2017:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2018	2017	Location	2018	2017
Interest rate swaps	$(1,778)	$(100)	Interest income	$102	$137

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT
Federal Home Loan Bank borrowings as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
	Balance	Interest Rate		Balance	Interest Rate
	(in thousands)			(in thousands)
FHLB short-term borrowings:			FHLB short-term borrowings:
Fixed rate advance maturing April 3, 2018	40,000	1.61%	Fixed rate advance maturing January 16, 2018	45,000	1.40%
Fixed rate advance maturing April 6, 2018	40,000	1.70%
Fixed rate advance maturing April 12, 2018	30,000	1.70%
Fixed rate advance maturing April 16, 2018	45,000	1.86%
Fixed rate advance maturing April 23, 2018	30,000	1.85%
Total	$185,000		Total	$45,000

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
Subordinated debt is summarized as follows.

	March 31, 2018	December 31, 2017
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	423	465
Subordinated debt, net	$49,577	$49,535
All subordinated debt outstanding at March 31, 2018 matures after more than five years.
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
As of March 31, 2018, approximately 3,660,000 additional awards were available to be granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.
As of March 31, 2018 and December 31, 2017, no warrants were outstanding for the purchase of common stock.

The Company estimates the fair value of its options and warrants awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options or warrants granted during the three months ended March 31, 2017. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during the three months ended March 31, 2018:

2018
Risk‑free interest rate	1.66%
Expected term in years	0.25
Expected stock price volatility	24.2%
Dividend yield	—%
The following table represents stock option activity for the three months ended March 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	757,711	$12.66
Granted	15,000	14.64
Exercised	(25,376)	12.80
Forfeited	(15,000)	14.64
Expired	(118)	482.97
Outstanding, March 31, 2018	732,217	$12.58	5.31	$4,127

Exercisable, March 31, 2018	645,522	$12.32	5.02	$3,813
Atlantic Capital recognized compensation expense relating to stock options of $58,000 and $142,000 for the three months ended March 31, 2018 and 2017, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.
The following table represents restricted stock activity for the three months ended March 31, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	239,468	$15.69
Granted	19,882	12.61
Vested	(8,769)	4.93
Forfeited	(21,905)	15.94
Outstanding, March 31, 2018	228,676	$15.81
Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. For the three months ended March 31, 2018 and 2017, compensation expense of $401,000 and $229,000, respectively, was recognized related to restricted stock awards.
As of March 31, 2018, there was $2.2 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.83 years.
During the three months ended March 31, 2018, the Company modified options for 15,000 shares and 6,869 restricted stock awards to two individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $111,000 for the three months ended March 31, 2018.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three months ended March 31, 2018 and 2017.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.

	Fair Value Measurements at
	March 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$36,532	$—	$36,532
U.S. states and political subdivisions	—	85,813	—	85,813
Trust preferred securities	—	4,650	—	4,650
Corporate debt securities	—	12,457	—	12,457
Mortgage-backed securities	—	319,278	—	319,278
Total securities available-for-sale	$—	$458,730	$—	$458,730
Interest rate derivative assets	$—	$2,614	$—	$2,614
Interest rate derivative liabilities	$—	$5,360	$—	$5,360

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$34,111	$—	$34,111
U.S. states and political subdivisions	—	90,001	—	90,001
Trust preferred securities	—	4,650	—	4,650
Corporate debt securities	—	12,622	—	12,622
Mortgage-backed securities	—	307,733	—	307,733
Total securities available-for-sale	$—	$449,117	$—	$449,117
Interest rate derivative assets	$—	$3,018	$—	$3,018
Interest rate derivative liabilities	$—	$4,023	$—	$4,023

For the three months ended March 31, 2018 and 2017, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.

March 31, 2018	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$2,142	$2,142

December 31, 2017	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$2,199	$2,199

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

Assets and Liabilities Not Measured at Fair Value

For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate, are assumed to have a fair value that approximates the reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument. For loans held for investment, fair value is measured using the exit price notion. For off-balance sheet derivative instruments, fair value is estimated as the amount that Atlantic Capital would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at March 31, 2018 and December 31, 2017.

	Fair Value Measurements at
	March 31, 2018 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$39,985	$39,985	$—	$—
Interest bearing deposits in banks	62,787	62,787	—	—
Other short-term investments	9,669	9,669	—	—
Total securities available-for-sale	458,730	—	458,730	—
FHLB stock	10,485	—	—	10,485
Federal Reserve Bank stock	9,792	—	—	9,792
Loans held for investment, net	1,939,536	—	—	1,893,372
Loans held for sale	835	—	835	—
Derivative assets	2,614	—	2,614	—
Financial liabilities
Deposits	$2,096,300	$—	$2,037,010	$—
Federal funds purchased and securities sold under agreements to repurchase	47,855	47,855	—	—
Subordinated debt	49,577	—	48,823	—
FHLB advances	185,000	—	185,276	—
Derivative financial instruments	5,360	—	5,360	—

	Fair Value Measurements at
	December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$38,086	$38,086	$—	$—
Interest-bearing deposits in other banks	281,247	281,247	—	—
Other short-term investments	10,681	10,681	—	—
Total securities available-for-sale	449,117	—	449,117	—
FHLB stock	4,388	—	—	4,388
Federal Reserve Bank stock	9,792	—	—	9,792
Loans held for investment, net	1,914,495	—	—	1,955,705
Loans held for sale	1,487	—	1,487	—
Derivative assets	3,018	—	3,018	—
Financial liabilities
Deposits	$2,450,665	$—	$2,411,810	$—
Subordinated debt	49,535	—	49,888	—
FHLB advances	45,000	—	45,057	—
Derivative financial instruments	4,023	—	4,023	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$688,312	$689,753
Standby letters of credit	13,560	10,958
	$701,872	$700,711

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

NOTE 16 – REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2, Accounting Standards Updates and Recently Adopted Standards, the implementation of the new standard did not result in any significant changes to the Company’s methodology of recognizing revenue; as such, the Company recorded a cumulative effect adjustment to first quarter 2018 opening retained earnings in an amount less than $2,000. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with financial guarantees and derivatives are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as service charges on deposit accounts and trust and asset management income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams within the scope of Topic 606 are discussed below.
Service Charges on Deposit Accounts
Service charges represent general service fees for monthly account maintenance and activity, or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed, such as a wire transfer or ATM withdrawal. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
	(in thousands)
Deposit account analysis fees and charges	$571	$499
ATM fees	290	407
NSF fees	193	248
Wire fees	90	91
Foreign Exchange Fees	38	84
Other	10	20
	$1,192	$1,349
Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. The following table presents trust income by type of service provided for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
	(in thousands)
Personal trust and agency accounts	$313	$232
Employee benefit and retirement-related trust and agency accounts	60	52
Investment management and investment advisory agency accounts	107	88
Custody and safekeeping accounts	13	18
Other	25	17
	$518	$407
Other
Other noninterest income consists of other recurring revenue streams such as check printing income, safety deposit box rental fees, and other miscellaneous revenue streams. Check printing income is recognized ratably over the contract period as the Company satisfies its performance obligation to sell a specific number of check packages. Safe deposit box rental fees are charged to the customer annually and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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
The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
changes in our business strategy implemented following the integration with First Security Group, Inc. (“First Security”) may result in the expected benefits of the acquisition not being fully realized;

•	costs associated with, and fluctuations in income resulting from, strategic decisions with respect to particular markets, locations or lines of business;

•	loss of income from out trust business following our exit of this business;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of our products and services;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which we conduct operations may adversely affect our operating results;

•
the U.S. legal and regulatory framework, including those associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could adversely affect the operating results of the company;

•	an increasing interest rate environment may compress margins and adversely affect net interest income;

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;

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

•
risks related to security breaches, cybersecurity attacks and other significant disruptions in our information technology systems, including attacks focused on the financial industry, may result in costs and liabilities related to compromised personal information of our customers;

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017; or

•
other risks and factors identified in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2018 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors.”

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

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
Atlantic Capital reported net income of $5.0 million for the first quarter of 2018 compared to net income of $3.2 million for the first quarter of 2017. Diluted income per common share was $.19 for the first quarter of 2018 compared to diluted income per common share of $.13 for the first quarter of 2017.
The increase in net income for the three months ended March 31, 2018, compared to the same period in 2017, was primarily the result of a $2.1 million, or 11%, increase in taxable equivalent net interest income after provision for loan losses, offset by a $648,000, or 4%, increase in noninterest expense.
Taxable equivalent net interest income was $21.6 million for the first quarter of 2018, compared to $19.5 million for the first quarter of 2017. Taxable equivalent net interest margin increased to 3.51% for the three months ended March 31, 2018 from 3.20% for the three months ended March 31, 2017. The margin increase for the three months ended March 31, 2018 compared to the prior year was due to increases in the Fed Funds rate.
Provision for loan losses for the quarter ended March 31, 2018 totaled $772,000, an increase of $138,000 from the quarter ended March 31, 2017. The higher provision for the three months ended March 31, 2018 was primarily related to loan growth.
Noninterest income increased $126,000, or 3%, to $4.0 million from the first quarter of 2017. The increase was primarily due to a $165,000, or 324%, increase in derivatives income which was attributable to the quarterly credit valuation adjustment.
The closing on the sale of Southeastern Trust Company is expected to occur in the second quarter of 2018 and result in a gain of approximately $1.7 million. Quarterly expense savings are expected to be approximately $450,000 to $500,000, but will be offset by an expected decrease in quarterly trust income of approximately $518,000 based on first quarter 2018 results.
For the first quarter of 2018, noninterest expense increased $648,000, or 4%, to $18.4 million compared to the first quarter of 2017. The most significant component of the increase was salaries and employee benefits due to severance expense.

Table 1 - Quarterly Selected Financial Data
(dollars in thousands, except share and per share data; taxable equivalent)

	2018	2017
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest income	$26,085	$25,350	$24,566	$24,545	$22,716
Interest expense	4,465	4,028	4,060	3,833	3,208
Net interest income	21,620	21,322	20,506	20,712	19,508
Provision for loan losses	772	282	322	1,980	634
Net interest income after provision for loan losses	20,848	21,040	20,184	18,732	18,874
Noninterest income	3,983	3,568	3,477	5,287	3,857
Noninterest expense	18,392	20,594	17,504	17,623	17,744
Income before income taxes	6,439	4,014	6,157	6,396	4,987
Income tax expense	1,401	19,351	2,105	2,067	1,757
Net income (loss)	$5,038	$(15,337)	$4,052	$4,329	$3,230

PER SHARE DATA
Basic earnings per share	$0.20	$(0.60)	$0.16	$0.17	$0.13
Diluted earnings per share	0.19	(0.60)	0.16	0.17	0.13

PERFORMANCE MEASURES
Return on average equity	6.66%	(18.66)%	4.96%	5.48%	4.19%
Return on average assets	0.76	(2.24)	0.60	0.63	0.48
Taxable equivalent net interest margin	3.51	3.39	3.26	3.26	3.20
Efficiency ratio	72.13	83.45	73.65	68.37	76.78
Equity to assets	11.29	10.67	12.31	11.82	11.10

ASSET QUALITY
Allowance for loan losses to loans	1.01%	1.00%	0.99%	1.11%	1.05%
Net charge-offs	$231	$(192)	$3,322	$49	$1,290
Net charge-offs to average loans(1)	0.05%	(0.04)%	0.68%	0.01%	0.26%
NPAs to total assets	0.13	0.14	0.23	0.52	0.21

AVERAGE BALANCES
Total loans	$1,938,953	$1,898,745	$1,934,505	$1,962,374	$1,949,385
Investment securities	453,917	460,269	455,868	455,090	419,335
Total assets	2,704,822	2,720,070	2,701,387	2,762,389	2,694,715
Deposits	2,153,885	2,194,849	2,121,263	2,158,675	2,111,992
Shareholders’ equity	306,821	326,059	323,832	316,825	308,261
Number of common shares - basic	25,750,824	25,723,548	25,699,179	25,621,910	25,320,690
Number of common shares - diluted	25,945,773	25,888,064	25,890,779	25,831,281	25,672,286

AT PERIOD END
Total loans	$1,960,256	$1,935,326	$1,908,706	$1,963,835	$1,930,965
Investment securities	458,730	449,117	447,005	450,273	456,942
Total assets	2,718,665	2,891,421	2,638,412	2,702,575	2,802,078
Deposits	2,096,300	2,450,665	2,103,645	2,113,954	2,203,039
Shareholders’ equity	307,059	308,425	324,754	319,435	310,967
Number of common shares outstanding	25,772,208	25,712,909	25,716,418	25,654,521	25,535,013

(1) Annualized.

Non-GAAP Performance Measures Reconciliation
(dollars in thousands)
	2018	2017
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Taxable equivalent interest income reconciliation
Interest income - GAAP	$25,982	$25,137	$24,351	$24,322	$22,461
Taxable equivalent adjustment	103	213	215	223	255
Interest income - taxable equivalent	$26,085	$25,350	$24,566	$24,545	$22,716

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$21,517	$21,109	$20,291	$20,489	$19,253
Taxable equivalent adjustment	103	213	215	223	255
Net interest income - taxable equivalent	$21,620	$21,322	$20,506	$20,712	$19,508

Taxable equivalent net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$20,745	$20,827	$19,969	$18,509	$18,619
Taxable equivalent adjustment	103	213	215	223	255
Net interest income after provision for loan losses - taxable equivalent	$20,848	$21,040	$20,184	$18,732	$18,874

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$6,336	$3,801	$5,942	$6,173	$4,732
Taxable equivalent adjustment	103	213	215	223	255
Income before income taxes - taxable equivalent	$6,439	$4,014	$6,157	$6,396	$4,987

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$1,298	$19,138	$1,890	$1,844	$1,502
Taxable equivalent adjustment	103	213	215	223	255
Income tax expense - taxable equivalent	$1,401	$19,351	$2,105	$2,067	$1,757

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.49%	3.35%	3.23%	3.23%	3.16%
Impact of taxable equivalent adjustment	0.02	0.04	0.03	0.03	0.04
Net interest margin - taxable equivalent	3.51%	3.39%	3.26%	3.26%	3.20%

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for the first quarter of 2018 totaled $21.6 million, a $2.1 million, or 11%, increase compared to the first quarter of 2017. This increase was primarily driven by a $3.4 million, or 15%, increase in taxable equivalent interest income. The change in taxable equivalent interest income primarily resulted from the following:

•	a $2.7 million, or 13%, increase in interest income on loans, resulting from increases in the Fed Funds rate; and

•
a $422,000, or 19%, increase to $2.7 million in taxable equivalent interest income on investment securities, resulting from a $34.6 million, or 8%, increase in average balance, as well as a 46 basis point increase in the yield on taxable investments.

Interest expense for the three months ended March 31, 2018 totaled $4.5 million, a $1.3 million, or 39%, increase from the same period of 2017. The rate paid on interest bearing liabilities increased 30 basis points from the first quarter of 2017 to the first quarter of 2018, driven by an increase in interest rates on deposits and other borrowings. Average interest-bearing deposits were lower mainly due to the branch sale in the second quarter of 2017 and a reduction in brokered deposits. In addition, premium amortization of acquired time deposits reduced interest expense during the first quarter of 2018 in the amount of $65,000, compared to $119,000 in the first quarter of 2017.
Taxable equivalent net interest margin increased to 3.51% for the three months ended March 31, 2018 compared to 3.20% for the three months ended March 31, 2017. The primary reason for the increase in taxable equivalent net interest margin was higher interest rates on loans resulting from Fed Funds rate increases.
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

Table 2 - Average Balance Sheets and Net Interest Analysis
(dollars in thousands; taxable equivalent)
	Three months ended March 31,
	2018			2017
	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$78,207	$397	2.06%	$72,494	$165	0.92%
Other short-term investments	10,346	63	2.47	11,052	47	1.72
Investment securities:
Taxable investment securities	375,771	2,116	2.28	339,614	1,523	1.82
Non-taxable investment securities(1)	78,146	579	3.00	79,721	750	3.82
Total investment securities	453,917	2,695	2.41	419,335	2,273	2.20
Total loans	1,938,953	22,675	4.74	1,949,385	19,994	4.16
FHLB and FRB stock	17,895	255	5.78	19,608	237	4.90
Total interest-earning assets	2,499,318	26,085	4.23	2,471,874	22,716	3.73
Non-earning assets	205,504			222,841
Total assets	$2,704,822			$2,694,715
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,257,580	2,251	0.73	1,137,088	1,315	0.47
Time deposits	139,788	314	0.91	163,021	272	0.68
Brokered deposits	117,787	479	1.65	191,558	460	0.97
Total interest-bearing deposits	1,515,155	3,044	0.81	1,491,667	2,047	0.56
Other borrowings	156,822	592	1.53	194,478	338	0.70
Long-term debt	49,550	829	6.79	49,381	823	6.76
Total interest-bearing liabilities	1,721,527	4,465	1.05	1,735,526	3,208	0.75
Demand deposits	638,730			620,325
Other liabilities	37,744			30,603
Shareholders’ equity	306,821			308,261
Total liabilities and shareholders’ equity	$2,704,822			$2,694,715
Net interest spread			3.18%			2.98%
Net interest income and net interest margin (taxable equivalent)(2)		$21,620	3.51%		$19,508	3.20%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the three months ended March 31, 2018 and 35% for the three months ended March 31, 2017, reflecting the statutory federal income tax rates.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income
(dollars in thousands)
	Three Months Ended March 31, 2018 Compared to 2017 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$29	$203	$232
Other short-term investments	(4)	20	16
Investment securities:
Taxable investment securities	204	389	593
Non-taxable investment securities	(12)	(159)	(171)
Total investment securities	192	230	422
Total loans	(122)	2,803	2,681
FHLB and FRB stock	(24)	42	18
Total interest-earning assets	71	3,298	3,369
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	216	720	936
Time deposits	(52)	94	42
Brokered deposits	(300)	319	19
Total interest-bearing deposits	(136)	1,133	997
Total borrowings	(142)	396	254
Total long-term debt	3	3	6
Total interest-bearing liabilities	(275)	1,532	1,257
Change in net interest income	$346	$1,766	$2,112
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
For the three months ended March 31, 2018, the provision for loan losses was $772,000, an increase of $138,000, or 22%, compared to the three months ended March 31, 2017. The higher provision for the three months ended March 31, 2018 was primarily related to higher balances subject to the general reserve. At March 31, 2018, nonperforming loans totaled $2.5 million compared to $4.0 million at March 31, 2017. Net loan charge-offs were 0.05% of average loans (annualized) for the three months ended March 31, 2018 compared to 0.26% for the three months ended March 31, 2017. The allowance for loan losses to total loans at March 31, 2018 was 1.01%, compared to 1.05% at March 31, 2017.

Noninterest Income

Noninterest income for the three months ended March 31, 2018 was $4.0 million, a decrease of $126,000, or 3%, compared to the first quarter of 2017. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(dollars in thousands)
	Three months ended March 31,		Change
	2018	2017	$	%
Service charges	$1,192	$1,349	$(157)	(12)%
Gain (loss) on sales of other assets	(46)	78	(124)	(159)
Mortgage income	304	257	47	18
Trust income	518	407	111	27
Derivatives income (loss)	114	(51)	165	324
Bank owned life insurance	369	378	(9)	(2)
SBA lending activities	1,302	1,227	75	6
Other noninterest income	230	212	18	8
Total noninterest income	$3,983	$3,857	$126	3%
Service charges for the three months ended March 31, 2018 decreased $157,000, or 12%, from the same period in 2017. The decrease was primarily due to the divestiture of the Cleveland branch in the second quarter of 2017 and lower foreign exchange fees.
Gain on sales of other assets for the three months ended March 31, 2018 decreased $124,000, or 159%, from the same period in 2017 due to $78,000 in net gains on sales of other real estate owned in the first quarter of 2017 and a loss on disposition of fixed assets totaling $46,000 in the first quarter of 2018. Trust income for the three months ended March 31, 2018 increased $111,000, or 27%, from the same period in 2017 due to an increase in managed assets. The Bank entered into an agreement to sell Southeastern Trust Company, which is expected to close in the second quarter of 2018. Derivative income for the first quarter of 2018 increased $165,000, or 324%, from the same period in 2017 due to the quarterly credit valuation adjustment.
Income from SBA lending activities for the first quarter of 2018 increased $75,000, or 6%, from the same period in 2017, due to a higher level of loan sales. During the three months ended March 31, 2018 and 2017, guaranteed portions of 17 and 11 SBA loans totaling $17.7 million and $14.6 million, respectively, were sold in the secondary market.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(dollars in thousands)
	Three months ended March 31,		Change
	2018	2017	$	%
Salaries and employee benefits	$12,077	$11,065	$1,012	9%
Occupancy	1,355	1,230	125	10
Equipment and software	787	805	(18)	(2)
Professional services	832	904	(72)	(8)
Postage, printing and supplies	58	85	(27)	(32)
Communications and data processing	1,043	987	56	6
Marketing and business development	190	270	(80)	(30)
FDIC premiums	147	314	(167)	(53)
Amortization of intangibles	343	470	(127)	(27)
Foreclosed property/problem asset expense	282	3	279	9,300
Other noninterest expense	1,278	1,611	(333)	(21)
Total noninterest expense	$18,392	$17,744	$648	4%
Noninterest expense for the first quarter of 2018 was $18.4 million, an increase of $648,000, or 4%, from the first quarter of 2017. The increase from the prior year is primarily due to higher salaries and employee benefits due to severance expense.
Salaries and employee benefits expense for the three months ended March 31, 2018 totaled $12.1 million, an increase of $1.0 million, or 9%, from the same period in 2017. The increase was primarily attributable to severance expense of $1.1 million in the first quarter of 2018. Full time equivalent headcount totaled 339 at March 31, 2018, compared to 331 at March 31, 2017, an increase of 8 positions, mainly due to growth in the Bank’s SBA lending team.
Occupancy costs were $1.4 million for the first quarter of 2018, an increase of $125,000, or 10%, compared to the first quarter of 2017. The increase was the result of higher rent expense due to the overlap of leases from the relocation of the Atlanta headquarters.
Professional services costs were $832,000 for the first quarter of 2018, a decrease of $72,000, or 8%, compared to the first quarter of 2017. The decrease was due to lower legal and consulting fees.
Communications and data processing costs were $1.0 million for the first quarter of 2018, an increase of $56,000, or 6%, compared to the first quarter of 2017. The increase was due to a higher volume of transactions with the Bank’s core processor.
FDIC premiums were $147,000 for the first quarter of 2018, a decrease of $167,000, or 53%, compared to the first quarter of 2017. The decrease was due to a lower assessment rate.
Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $343,000 for the three months ended March 31, 2018 and $470,000 for the three months ended March 31, 2017. The decrease in 2018 was partly due to the write-off of core deposit intangibles related to one branch divested during the second quarter of 2017.
Foreclosed property expense for the three months ended March 31, 2018 totaled $282,000, an increase of $279,000 from the same period in 2017. The increase is due to the revaluation and subsequent write-down of an existing other real estate owned property.

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
The income tax provision for the three months ended March 31, 2018 was $1.3 million as compared with $1.5 million for the same period in 2017. The effective tax rate (as a percentage of pre-tax earnings) was 20.5% for the three months ended March 31, 2018 compared to 31.7% for the same period in 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 was due to the tax reform legislation signed into law in December 2017 that lowered the Federal corporate rate to 21%.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported in the consolidated balance sheet as a component of total assets. As of March 31, 2018, no remeasurement adjustments have been recorded as a result of the revaluation of deferred tax balances for the impact of the 2017 Tax Cuts and Jobs Act. The Company will continue to monitor and record any applicable adjustments in the period the amounts are determined.
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
Based on all evidence considered, as of March 31, 2018 and 2017, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At March 31, 2018 and 2017, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $8.5 million and $9.2 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION
Total assets at March 31, 2018 and December 31, 2017 were $2.72 billion and $2.89 billion, respectively. Average total assets for the first quarter of 2018 were $2.70 billion, compared to $2.69 billion in the first quarter of 2017.
Loans
At March 31, 2018, total loans increased $24.9 million, or 1%, to $1.96 billion compared to $1.94 billion at December 31, 2017, primarily due to a $20.8 million, or 3%, increase in commercial and industrial loans and a $30.4 million, or 26%, increase in construction and land loans. These increases were offset by a decrease of $32.7 million, or 6%, in non-owner occupied commercial real estate loans. Table 6 provides additional information regarding Atlantic Capital’s loan portfolio.

Table 6 - Loans
(dollars in thousands)
	March 31, 2018	% of Total Loans	December 31, 2017	% of Total Loans
Loans held for sale
Other loans held for sale	$835		$1,487
Total loans held for sale	$835		$1,487

Loans held for investment
Commercial loans:
Commercial and industrial	$636,181	32%	$615,359	32%
Commercial real estate:
Owner occupied	353,235	18	346,746	18
Non-owner occupied	560,865	29	593,669	30
Construction and land	145,904	7	115,495	6
Mortgage warehouse participations	44,575	2	39,981	2
Total commercial loans	1,740,760	88	1,711,250	88

Residential:
Residential mortgages	105,255	5	104,484	5
Home equity	70,712	4	76,244	4
Total residential loans	175,967	9	180,728	9

Consumer	30,966	2	29,393	2
Other	15,181	1	16,278	1
	1,962,874		1,937,649
Less net deferred fees and other unearned income	(3,453)		(3,810)
Total loans held for investment	1,959,421		1,933,839

Total loans	$1,960,256		$1,935,326

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at March 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At March 31, 2018, Atlantic Capital’s nonperforming assets totaled $3.4 million, or 0.13% of total assets, compared to $4.1 million, or 0.14% of total assets, at December 31, 2017. The decrease was primarily due to a loan relationship totaling $298,000 which was past due 90 days and still accruing as of December 31, 2017 but became current in the first quarter, as well as a $288,000, or 24%, decrease in other real estate owned due to write downs.
Nonaccrual loans totaled $2.5 million and $2.6 million as of March 31, 2018 and December 31, 2017, respectively. Loans past due 90 days and still accruing totaled $35,000 at March 31, 2018 compared to $298,000 at December 31, 2017. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(dollars in thousands)

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Nonaccrual loans	$2,466	$2,614	$4,058	$11,909	$3,212
Loans past due 90 days and still accruing	35	298	495	391	771
Total nonperforming loans* (NPLs)	2,501	2,912	4,553	12,300	3,983
Other real estate owned	927	1,215	1,494	1,819	1,869
Total nonperforming assets (NPAs)	$3,428	$4,127	$6,047	$14,119	$5,852
NPLs as a percentage of total loans	0.13%	0.15%	0.24%	0.63%	0.21%
NPAs as a percentage of total assets	0.13	0.14	0.23	0.52	0.21
*Nonperforming loans exclude those loans which are PCI loans
Troubled Debt Restructurings

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

Table 8 - Troubled Debt Restructurings
(dollars in thousands)
	March 31, 2018	December 31, 2017
Accruing TDRs	$5,167	$5,323
Nonaccruing TDRs	—	—
Total TDRs	$5,167	$5,323
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $69.7 million and $54.6 million, respectively, as of March 31, 2018 and December 31, 2017. Management closely tracks the financial performance of the borrower and the current values of collateral when assessing the collectability of these loans.
Allowance for Loan Losses
At March 31, 2018, the allowance for loan losses totaled $19.9 million, or 1.01% of loans, compared to $19.3 million, or 1.00% of loans, at December 31, 2017. The increase in the allowance was primarily related to an increase in outstanding loan balances.
Net charge-offs for the first quarter of 2018 and 2017 were $231,000 and $1.3 million, respectively. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(dollars in thousands)
	2018	2017
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$19,344	$18,870	$21,870	$19,939	$20,595
Provision for loan losses	811	312	314	2,048	565
Provision for PCI loan losses	(39)	(30)	8	(68)	69
Loans charged-off:
Commercial and industrial	(126)	—	(3,292)	—	(781)
Commercial real estate	—	—	—	—	(132)
Construction and land	—	—	(16)	—	—
Residential mortgages	(70)	—	—	—	(46)
Home equity	(58)	—	(31)	(8)	—
Consumer	(3)	(13)	(7)	(57)	(332)
Other	—	—	—	—	—
Total loans charged-off	(257)	(13)	(3,346)	(65)	(1,291)
Recoveries on loans previously charged-off:
Commercial and industrial	19	192	1	7	—
Commercial real estate	—	—	—	2	—
Construction and land	—	1	15	—	—
Residential mortgages	—	—	—	1	—
Home equity	—	—	—	1	—
Consumer	7	12	8	5	1
Other	—	—	—	—	—
Total recoveries	26	205	24	16	1
Net charge-offs	$(231)	$192	$(3,322)	$(49)	$(1,290)
Balance at period end	$19,885	$19,344	$18,870	$21,870	$19,939

Net charge-offs (annualized) to average loans	0.05%	(0.04)%	0.68%	0.01%	0.26%
Allowance for loan losses to loans held for investment	1.01	1.00	0.99	1.11	1.05

Investment Securities
Investment securities available-for-sale totaled $458.7 million at March 31, 2018, compared to $449.1 million at December 31, 2017. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of March 31, 2018, investment securities available-for-sale had a net unrealized loss of $14.1 million, compared to a net unrealized loss of $5.6 million as of December 31, 2017. Changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of March 31, 2018.
Changes in the amount of Atlantic Capital’s available-for-sale securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at March 31, 2018 and December 31, 2017 are provided in Table 10.

Table 10 - Securities
(dollars in thousands)
	March 31, 2018		December 31, 2017
Available-For-Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$37,364	$36,532	$34,699	$34,111
U.S. states and political divisions	92,005	85,813	92,169	90,001
Trust preferred securities	4,761	4,650	4,754	4,650
Corporate debt securities	12,925	12,457	12,948	12,622
Residential mortgage-backed securities	325,809	319,278	310,129	307,733
Total	$472,864	$458,730	$454,699	$449,117
The effective duration of Atlantic Capital’s securities at March 31, 2018 was 4.99 years.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at March 31, 2018 in Atlantic Capital’s other intangible assets.
Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.

LIQUIDITY AND CAPITAL RESOURCES
Deposits
At March 31, 2018, total deposits were $2.10 billion, a decrease of $354.4 million, or 14%, from December 31, 2017. Noninterest-bearing demand deposits decreased $132.6 million, or 18%, and money market deposits decreased $206.4 million, or 18%, from December 31, 2017 to March 31, 2018. The decrease was the result of seasonal volatility and a large increase in temporary deposits during the quarter ended December 31, 2017.
Total average deposits for the quarter ended March 31, 2018 were $2.15 billion, an increase of $41.9 million, or 2%, from the same period in 2017. Average interest-bearing demand deposits increased $38.3 million, or 13%, average money market deposits increased $82.9 million, or 10%, and average brokered deposits decreased $73.8 million, or 39%, for the quarter ended March 31, 2018 from the same period in 2017. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits
(dollars in thousands)

Period End Deposits

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	Linked Quarter Change	Year Over Year Change
DDA	$599,838	$732,442	$599,292	$612,744	$606,386	$(132,604)	$(6,548)
NOW	302,636	306,331	270,740	250,254	259,760	(3,695)	42,876
Savings	29,407	26,573	30,131	30,170	30,756	2,834	(1,349)
Money Market	911,449	1,117,891	865,238	882,824	916,390	(206,442)	(4,941)
Time	140,594	138,612	144,250	142,915	150,867	1,982	(10,273)
Brokered	112,376	128,816	193,994	195,047	209,385	(16,440)	(97,009)
Deposits to be assumed in branch sale	—	—	—	—	29,495	—	(29,495)
Total Deposits	$2,096,300	$2,450,665	$2,103,645	$2,113,954	$2,203,039	$(354,365)	$(106,739)

Payments Clients	$311,943	$405,873	$239,079	$250,104	$321,899	$(93,930)	$(9,956)

Average Deposits(1)

	2018	2017				Linked Quarter Change	Year Over Year Change
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
DDA	$638,730	$649,218	$628,029	$626,330	$620,325	$(10,488)	$18,405
NOW	329,171	338,741	291,810	293,160	290,862	(9,570)	38,309
Savings	29,609	29,851	30,236	30,468	30,306	(242)	(697)
Money Market	898,800	907,524	870,618	860,116	815,920	(8,724)	82,880
Time	139,788	140,921	143,862	149,898	163,021	(1,133)	(23,233)
Brokered	117,787	128,594	156,708	198,703	191,558	(10,807)	(73,771)
Total Deposits	$2,153,885	$2,194,849	$2,121,263	$2,158,675	$2,111,992	$(40,964)	$41,893

Payments Clients	$256,794	$234,558	$209,851	$244,157	$273,630	$22,236	$(16,836)

Noninterest bearing deposits as a percentage of average deposits	29.7%	29.6%	29.6%	29.0%	29.4%
Cost of deposits	0.57%	0.52%	0.50%	0.46%	0.39%

(1) Includes average balances of deposits to be assumed in branch sale.

Short-Term Borrowings
At March 31, 2018 and December 31, 2017, balances of federal funds purchased were $40.0 million and $0, respectively. There were securities sold under repurchase agreements with commercial checking customers totaling $7.9 million and $0 as of March 31, 2018 or December 31, 2017, respectively.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At March 31, 2018 and December 31, 2017, Atlantic Capital had FHLB advances of $185.0 million and $45.0 million, respectively. FHLB borrowings increased due to an increase in short-term funding needs.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at March 31, 2018.
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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At March 31, 2018, management believed that Atlantic Capital had sufficient on-balance sheet liquidity to meet its funding needs.
At March 31, 2018, Atlantic Capital had access to $335.0 million in unsecured borrowings and $711.6 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.

Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at March 31, 2018 was $307.1 million, a decrease of $1.4 million from December 31, 2017. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements. Tables 12 and 13 provide additional information regarding regulatory capital requirements and Atlantic Capital’s capital levels. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 12 - Capital Ratios
(dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	Minimum	Well capitalized	Minimum Capital plus capital conservation buffer 2019
Risk based ratios:
Common equity tier 1 capital	11.3%	11.2%	12.8%	12.7%	4.5%	6.5%	7.0%
Tier 1 Capital	11.3	11.2	12.8	12.7	6.0	8.0	8.5
Total capital	14.3	14.1	13.7	13.6	8.0	10.0	10.5
Leverage ratio	10.1	9.7	11.3	11.1	4.0	5.0	N/A

Common equity tier 1 capital	$266,769	$259,865	$303,540	$295,629
Tier 1 capital	266,769	259,865	303,540	295,629
Total capital	337,118	329,641	324,312	315,870

Risk weighted assets	2,364,023	2,330,574	2,363,349	2,330,171
Quarterly average total assets for leverage ratio	2,652,005	2,667,652	2,681,691	2,675,228
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
Under the revised rules, Atlantic Capital’s common equity tier 1 ratio was 11.3% at March 31, 2018, exceeding the fully phased-in minimum of 7.0%, which includes the 2.5% minimum capital conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 13 - Tier 1 Common Equity
(dollars in thousands)

March 31, 2018
Tier 1 capital	$266,769
Less: restricted core capital	—
Tier 1 common equity	$266,769

Risk-adjusted assets	$2,364,023
Tier 1 common equity ratio	11.3%
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At March 31, 2018, Atlantic Capital had issued commitments to extend credit of approximately $688.3 million and standby letters of credit of approximately $13.6 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations at March 31, 2018 compared to December 31, 2017.
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
Credit Risk Management
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and investment securities. Atlantic Capital manages credit risk closely by having appropriate policies and procedures for the types of loans we make. To ensure that lending policies and procedures are followed, Atlantic Capital has an independent credit review function that conducts risk reviews and analyses of loans to help assure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by industry, collateral type and product. Atlantic Capital has implemented policies and procedures designed to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan losses that are inherent in the loan portfolio.
Market Risk Management
Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Atlantic Capital’s market risk arises primarily from interest rate risk inherent in Atlantic Capital’s lending and deposit-taking activities. The structure of Atlantic Capital’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Atlantic Capital does not maintain a trading account nor is Atlantic Capital subject to currency exchange risk or commodity price risk. Since interest rate risk is by far the most significant element of Atlantic Capital’s market risk, we rely on the risk management methods noted below for interest rate risk to manage market risk.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of March 31, 2018, indicates that, over a 12-month period, net interest income is estimated to increase by 10.87% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan portfolio consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.

Table 14 provides the impact on net interest income resulting from various interest rate scenarios as of March 31, 2018 and December 31, 2017.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	March 31, 2018	December 31, 2017
-100	(6.46)%	(10.68)%
+100	5.63	7.68
+200	10.87	15.64
+300	16.09	23.30
Atlantic Capital also utilizes the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of March 31, 2018, the MVE calculated with a 200-basis point shock up in rates decreased by 4.16% from the base case MVE value. Table 15 presents the MVE profile as of March 31, 2018 and December 31, 2017.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	March 31, 2018	December 31, 2017
-100	(1.15)%	(3.09)%
+100	(1.45)	1.31
+200	(4.16)	1.38
+300	(17.60)	0.59
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2018, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, under Part I, Item 1A “Risk Factors,” because these risk factors may affect the operations and financial results of the Company. Our evaluation of our risk factors has not changed materially since those discussed in the Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1
Amended and Restated Articles of Incorporation of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015

3.2
Amended and Restated Bylaws of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on January 19, 2017

10.1
Executive Officer Long Term Incentive Plan (as Amended and Restated Effective April 19, 2018), which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on April 20, 2018.*

10.2	Form of Restricted Stock Award Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan*
10.3	Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan*
10.4	Form of Restricted Stock Unit Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan*
10.5	Form of Restricted Stock Unit Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan*
10.6	Form of Stock Option Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan*
10.7	Form of Stock Option Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan*
10.8	Form of Performance Share Award Agreement (Employees - with Employment Agreement) (Executive Officer Long Term Incentive Plan (“LTIP”) Award)*
10.9	Form of Performance Share Award Agreement (Employees - without Employment Agreement) (Executive Officer Long Term Incentive Plan (“LTIP”) Award)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) the Notes to the Unaudited Consolidated Financial Statements

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC CAPITAL BANCSHARES, INC.

/s/ Douglas L. Williams
Douglas L. Williams
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2018