Form 10-Q
period 2018-06-30
Atlantic Capital Bancshares, Inc.
filed 2018-08-08
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 26,104,053 shares outstanding as of August 1, 2018

Atlantic Capital Bancshares, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$55,612	$38,086
Interest-bearing deposits in banks	42,477	281,247
Other short-term investments	14,712	10,681
Cash and cash equivalents	112,801	330,014
Securities available-for-sale	453,968	449,117
Other investments	36,190	32,174
Loans held for sale	1,612	1,487
Loans held for investment	1,934,311	1,933,839
Less: Allowance for loan losses	(19,583)	(19,344)
Loans held for investment, net	1,914,728	1,914,495
Premises and equipment, net	16,878	12,054
Bank owned life insurance	64,391	63,667
Goodwill and intangible assets, net	27,012	27,633
Other real estate owned	1,288	1,215
Other assets	61,806	59,565
Total assets	$2,690,674	$2,891,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$595,867	$732,442
Interest-bearing checking	332,481	306,331
Savings	27,559	26,573
Money market	865,913	1,117,891
Time	152,111	138,612
Brokered deposits	92,656	128,816
Total deposits	2,066,587	2,450,665
Federal funds purchased and securities sold under agreements to repurchase	73,024	—
Federal Home Loan Bank borrowings	150,000	45,000
Long-term debt	49,620	49,535
Other liabilities	34,673	37,796
Total liabilities	2,373,904	2,582,996
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, no par value – 100,000,000 shares authorized; 26,102,217 and 25,712,909 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	304,793	299,474
Retained earnings	26,844	12,810
Accumulated other comprehensive (loss) income	(14,867)	(3,859)
Total shareholders’ equity	316,770	308,425
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,690,674	$2,891,421

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$23,779	$21,361	$46,454	$41,355
Investment securities available-for-sale	2,687	2,355	5,279	4,373
Interest and dividends on other interest-earning assets	880	606	1,595	1,055
Total interest income	27,346	24,322	53,328	46,783
INTEREST EXPENSE
Interest on deposits	3,651	2,481	6,695	4,528
Interest on Federal Home Loan Bank advances	766	452	1,275	754
Interest on federal funds purchased and securities sold under agreements to repurchase	92	76	175	112
Interest on long-term debt	823	824	1,652	1,647
Total interest expense	5,332	3,833	9,797	7,041
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	22,014	20,489	43,531	39,742
Provision for loan losses	(173)	1,980	599	2,614
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,187	18,509	42,932	37,128
NONINTEREST INCOME
Service charges	1,308	1,274	2,500	2,623
(Loss) gain on sales of securities available-for-sale	(2)	—	(2)	—
Gain (loss) on sales of other assets	(166)	666	(212)	744
Mortgage income	363	388	667	645
Trust income	507	488	1,025	895
Derivatives income	20	116	134	65
Bank owned life insurance	378	384	747	762
SBA lending activities	997	1,171	2,299	2,398
Gains on sale of branches	—	302	—	302
Gain on sale of trust business	1,681	—	1,681	—
Other noninterest income	245	498	475	710
Total noninterest income	5,331	5,287	9,314	9,144
NONINTEREST EXPENSE
Salaries and employee benefits	10,921	10,603	22,998	21,668
Occupancy	1,211	1,074	2,566	2,304
Equipment and software	904	996	1,691	1,801
Professional services	960	973	1,792	1,877
Postage, printing and supplies	61	78	119	163
Communications and data processing	1,003	1,069	2,046	2,056
Marketing and business development	191	179	381	449
FDIC premiums	197	132	344	446
Merger and conversion costs	—	304	—	304
Amortization of intangibles	319	425	662	895
Foreclosed property/problem asset expense	2	107	284	110
Other noninterest expense	1,592	1,683	2,870	3,294
Total noninterest expense	17,361	17,623	35,753	35,367
INCOME BEFORE PROVISION FOR INCOME TAXES	10,157	6,173	16,493	10,905
Provision for income taxes	2,006	1,844	3,304	3,346
NET INCOME	$8,151	$4,329	$13,189	$7,559
NET INCOME PER SHARE:
Net income per share – basic	$0.31	$0.17	$0.51	$0.30
Net income per share – diluted	$0.31	$0.17	$0.51	$0.29

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$8,151	$4,329	$13,189	$7,559
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of ($597), $1,951, ($2,734), and $2,178, respectively	(1,789)	3,118	(8,203)	3,482
Reclassification adjustment for losses (gains) included in net income net of tax of $1, $0, $1, and $0, respectively	1	—	1	—
Unrealized gains on available-for-sale securities, net of tax	(1,788)	3,118	(8,202)	3,482
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of ($184), $12, ($654), and ($79), respectively	(552)	19	(1,962)	(127)
Changes from cash flow hedges	(552)	19	(1,962)	(127)
Other comprehensive income (loss), net of tax	(2,340)	3,137	(10,164)	3,355
Comprehensive income	$5,811	$7,466	$3,025	$10,914

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Total
Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$303,658
Comprehensive income:
Net Income	—	—	7,559	—	7,559
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	3,482	3,482
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(127)	(127)
Total comprehensive income					10,914
Issuance of restricted stock	61,715	—	—	—	—
Issuance of common stock for option exercises	437,872	2,901	—	—	2,901
Issuance of common stock for long-term incentive plan	61,799	1,209	—	—	1,209
Restricted stock activity	—	473	—	—	473
Stock-based compensation	—	280	—	—	280
Balance - June 30, 2017	25,654,521	$297,610	$24,095	$(2,270)	$319,435

Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$308,425
Comprehensive income:
Net Income	—	—	13,189	—	13,189
Reclassification of tax effects from AOCI	—	—	844	(844)	—
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(8,202)	(8,202)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(1,962)	(1,962)
Total comprehensive income					3,025
Change in accounting principle - Revenue Recognition	—	—	1	—	1
Net issuance of restricted stock	65,013	—	—	—	—
Issuance of common stock for option exercises	285,454	3,986	—	—	3,986
Issuance of common stock for long-term incentive plan	38,841	687	—	—	687
Restricted stock activity	—	480	—	—	480
Stock-based compensation	—	98	—	—	98
Performance share compensation	—	68	—	—	68
Balance - June 30, 2018	26,102,217	$304,793	$26,844	$(14,867)	$316,770

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$13,189	$7,559
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	599	2,614
Depreciation, amortization, and accretion	2,279	2,757
Amortization of restricted stock and performance share compensation	548	473
Stock option compensation	98	280
Loss (gain) on sales of available-for-sale securities	2	—
Loss on disposition of premises and equipment, net	214	347
Net write downs and losses (gains) on sales of other real estate owned	276	(222)
Small Business Investment Company (SBIC) impairment	228	—
Gain on sale of tax credit	—	(426)
Net increase in cash value of bank owned life insurance	(724)	(741)
Net gains on sale of branches	—	(302)
Net gain on sale of trust business	(1,681)	—
Origination of servicing assets	(619)	(593)
Proceeds from sales of SBA loans	32,048	27,239
Net gains on sale of SBA loans	(1,819)	(1,901)
Changes in operating assets and liabilities -
Net change in loans held for sale	(125)	9,117
Net (increase) decrease in other assets	2,045	7,827
Net decrease in accrued expenses and other liabilities	(2,528)	(5,017)
Net cash provided by operating activities	44,030	49,011
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	25,137	22,563
Maturities and calls	215	1,690
Sales	24	—
Purchases	(42,596)	(121,417)
Net change in loans held for investment	(31,117)	(7,872)
(Purchases) proceeds of Federal Home Loan Bank stock, net	(4,609)	(3,059)
Purchases of Federal Reserve Bank stock, net	(50)	(91)
Proceeds from sales of other real estate	23	709
Net cash received (paid) for branch divestiture	—	5,379
(Purchases) of premises and equipment, net	(6,202)	(1,183)
Net cash (used in) investing activities	(59,175)	(103,281)
FINANCING ACTIVITIES
Net change in deposits	(384,078)	(101,062)
Net change in short-term borrowings	73,024	15,000
Proceeds from Federal Home Loan Bank advances	970,100	1,049,000
Repayments of Federal Home Loan Bank advances	(865,100)	(979,000)
Proceeds from exercise of stock options	3,986	3,245
Net cash (used in) financing activities	(202,068)	(12,817)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(217,213)	(67,087)
CASH AND CASH EQUIVALENTS – beginning of period	330,014	165,725
CASH AND CASH EQUIVALENTS – end of period	$112,801	$98,638

	Six Months Ended
	June 30,
SUPPLEMENTAL SCHEDULE OF CASH FLOWS	2018	2017
Interest paid	$9,861	$7,420
Income taxes paid	85	230

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

NOTE 3 – ACQUISITIONS AND DIVESTITURES
Sale of Southeastern Trust Company (“SETCO”)
On December 14, 2017, the Bank entered into an agreement with The Banc Group, LLC to sell its trust business, a division of the Bank known as Southeastern Trust Company (“SETCO”), for approximately $1.7 million. The Banc Group, LLC, which subsequently changed its name to Southeastern Trust Company, LLC, is controlled by a former director and Chief Operating Officer of the Company. The sale of SETCO closed on June 1, 2018 and Atlantic Capital recorded a gain of $1.7 million during the second quarter, which was net of goodwill impairment in the amount of $69,000.
NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of June 30, 2018 and December 31, 2017. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
June 30, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$14,712	$—	$14,712	$(14,712)	$—	$—
Derivatives	3,397	—	3,397	—	—	3,397
Total	$18,109	$—	$18,109	$(14,712)	$—	$3,397
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$8,024	$—	$8,024	$(10,697)	$—	$—
Derivatives	6,835	—	6,835	(5,512)	(1,323)	—
Total	$14,859	$—	$14,859	$(16,209)	$(1,323)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,681	$—	$10,681	$(10,681)	$—	$—
Derivatives	3,018	—	3,018	—	—	3,018
Total	$13,699	$—	$13,699	$(10,681)	$—	$3,018
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,023	—	4,023	(2,705)	(1,318)	—
Total	$4,023	$—	$4,023	$(2,705)	$(1,318)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at June 30, 2018 and December 31, 2017.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2018
Debt securities—
U.S. Government agencies	$37,114	$—	$(1,061)	$36,053
U.S. states and political divisions	91,755	17	(7,108)	84,664
Trust preferred securities	4,767	—	(117)	4,650
Corporate debt securities	12,902	—	(491)	12,411
Residential mortgage-backed securities	323,948	2,381	(10,139)	316,190
Total	$470,486	$2,398	$(18,916)	$453,968

December 31, 2017
Debt securities—
U.S. Government agencies	$34,699	$11	$(599)	$34,111
U.S. states and political divisions	92,169	237	(2,405)	90,001
Trust preferred securities	4,754	—	(104)	4,650
Corporate debt securities	12,948	60	(386)	12,622
Residential mortgage-backed securities	310,129	2,423	(4,819)	307,733
Total	$454,699	$2,731	$(8,313)	$449,117

The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$246	$245
Over 1 year through 5 years	30,293	29,230
5 years to 10 years	46,915	45,439
Over 10 years	69,084	62,864
	146,538	137,778
Residential mortgage-backed securities	323,948	316,190
Total	$470,486	$453,968

The following table summarizes available-for-sale securities in an unrealized loss position as of June 30, 2018 and December 31, 2017.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2018
U.S. Government agencies	$27,314	$(697)	$8,739	$(364)	$36,053	$(1,061)
U.S. states and political divisions	28,217	(1,296)	53,614	(5,812)	81,831	(7,108)
Trust preferred securities	—	—	4,650	(117)	4,650	(117)
Corporate debt securities	9,418	(186)	2,993	(305)	12,411	(491)
Residential mortgage-backed securities	192,564	(4,647)	114,211	(5,492)	306,775	(10,139)
Totals	$257,513	$(6,826)	$184,207	$(12,090)	$441,720	$(18,916)
December 31, 2017
U.S. Government agencies	$22,148	$(348)	$9,145	$(251)	$31,293	$(599)
U.S. states and political divisions	14,009	(183)	58,744	(2,222)	72,753	(2,405)
Trust preferred securities	—	—	4,650	(104)	4,650	(104)
Corporate debt securities	2,989	(27)	2,970	(359)	5,959	(386)
Residential mortgage-backed securities	155,637	(1,344)	126,580	(3,475)	282,217	(4,819)
Totals	$194,783	$(1,902)	$202,089	$(6,411)	$396,872	$(8,313)
At June 30, 2018, there were 327 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2018 and December 31, 2017 were attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and internal and external analyst reviews. No impairment charges on securities available-for-sale were recognized during the six months ended June 30, 2018 or 2017.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Proceeds from sales	$24	$—	$24	$—
Gross realized gains	—	—	—	—
Gross realized losses	(2)	—	(2)	—
Net losses on sales of securities	$(2)	$—	$(2)	$—
Investment securities with a carrying value of $232.4 million and $93.9 million were pledged to secure public funds and other borrowings at June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, Atlantic Capital had investments with a carrying value of $3.8 million in Small Business Investment Companies (“SBICs”) where Atlantic Capital is the limited partner. During the second quarter of 2018, and cumulatively, the Company recorded impairment in the amount of $228,000 on these SBICs. The impairment resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of June 30, 2018 and December 31, 2017, is summarized below.

	June 30, 2018	December 31, 2017
	(in thousands)
Loans held for sale
Other loans held for sale	$1,612	$1,487
Total loans held for sale	$1,612	$1,487

Loans held for investment
Commercial loans:
Commercial and industrial	$610,024	$615,359
Commercial real estate	921,982	940,415
Construction and land	146,204	115,495
Mortgage warehouse participations	38,352	39,981
Total commercial loans	1,716,562	1,711,250
Residential:
Residential mortgages	103,468	104,484
Home equity	66,974	76,244
Total residential loans	170,442	180,728
Consumer	32,231	29,393
Other	17,997	16,278
Total loans	1,937,232	1,937,649
Less net deferred fees and other unearned income	(2,921)	(3,810)
Less allowance for loan losses	(19,583)	(19,344)
Loans held for investment, net	$1,914,728	$1,914,495
At June 30, 2018 and December 31, 2017, loans with a carrying value of $675.2 million and $667.2 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At June 30, 2018, the carrying value and outstanding balance of Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 was $10.6 million and $12.9 million, respectively. At December 31, 2017, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $11.8 million and $14.1 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)
Balance at beginning of period	$2,409	$3,369	$2,316	$3,467
Accretion	(301)	(334)	(599)	(779)
Reclassification of nonaccretable discount due to change in expected cash flows	197	92	293	344
Other changes, net	151	3	446	98
Balance at end of period	$2,456	$3,130	$2,456	$3,130

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At June 30, 2018, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $2.4 million compared to $2.8 million at December 31, 2017.

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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2018 and 2017.

	2018				2017
Three Months Ended June 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,797	$828	$260	$19,885	$18,101	$1,406	$432	$19,939
Provision for loan losses	(283)	85	25	(173)	2,582	(540)	(62)	1,980
Loans charged-off	(50)	(102)	(10)	(162)	—	(8)	(57)	(65)
Recoveries	27	—	6	33	9	2	5	16
Total ending allowance balance	$18,491	$811	$281	$19,583	$20,692	$860	$318	$21,870

	2018				2017
Six Months Ended June 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,267	$802	$275	$19,344	$18,717	$1,418	$460	$20,595
Provision for loan losses	354	239	6	599	2,879	(506)	241	2,614
Loans charged-off	(176)	(230)	(13)	(419)	(913)	(54)	(389)	(1,356)
Recoveries	46	—	13	59	9	2	6	17
Total ending allowance balance	$18,491	$811	$281	$19,583	$20,692	$860	$318	$21,870
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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at June 30, 2018 or December 31, 2017, as the carrying value of the respective loan or pool of loans’ cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans accounted for under ASC 310-30.
The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of June 30, 2018 and December 31, 2017.

June 30, 2018	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	18,486	811	281	19,578
PCI	5	—	—	5
Total ending allowance balance	$18,491	$811	$281	$19,583

Loans:
Loans individually evaluated for impairment	$6,099	$210	$—	$6,309
Loans collectively evaluated for impairment	1,702,085	168,000	50,218	1,920,303
PCI	8,378	2,232	10	10,620
Total ending loans balance	$1,716,562	$170,442	$50,228	$1,937,232

December 31, 2017	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$306	$—	$—	$306
Collectively evaluated for impairment	17,918	800	275	18,993
PCI	43	2	—	45
Total ending allowance balance	$18,267	$802	$275	$19,344

Loans:
Loans individually evaluated for impairment	$6,886	$186	$—	$7,072
Loans collectively evaluated for impairment	1,694,948	178,204	45,671	1,918,823
PCI	9,416	2,338	—	11,754
Total ending loans balance	$1,711,250	$180,728	$45,671	$1,937,649

The following table presents information on Atlantic Capital’s impaired loans for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018					2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,522	$4,522	$—	$4,569	$57	$4,962	$4,899	$—	$4,866	$13
Commercial real estate	1,740	1,577	—	1,584	—	2,494	2,331	—	2,361	20
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	255	210	—	210	1	380	334	—	340	—
Home equity	—	—	—	—	—	534	534	—	541	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$6,517	$6,309	$—	$6,363	$58	$8,370	$8,098	$—	$8,108	$33
Impaired loans with an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$9,122	$9,122	$3,106	$9,160	$138
Commercial real estate	—	—	—	—	—	579	579	143	582	6
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$9,701	$9,701	$3,249	$9,742	$144
Total impaired loans	$6,517	$6,309	$—	$6,363	$58	$18,071	$17,799	$3,249	$17,850	$177

	For the Six Months Ended June 30,
	2018					2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,522	$4,522	$—	$4,617	$116	$4,962	$4,899	$—	$5,346	$30
Commercial real estate	1,740	1,577	—	1,584	—	2,494	2,331	—	2,439	20
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	255	210	—	212	2	380	334	—	366	—
Home equity	—	—	—	—	—	534	534	—	541	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$6,517	$6,309	$—	$6,413	$118	$8,370	$8,098	$—	$8,692	$50
Impaired loans with an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$9,122	$9,122	$3,106	$9,200	$246
Commercial real estate	—	—	—	—	—	579	579	143	585	13
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$9,701	$9,701	$3,249	$9,785	$259
Total impaired loans	$6,517	$6,309	$—	$6,413	$118	$18,071	$17,799	$3,249	$18,477	$309

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of June 30, 2018 and December 31, 2017, the Company had a recorded investment in TDRs of $4.5 million and $5.3 million, respectively. The Company had commitments to lend additional funds of $40,000 and $26,000 on loans modified as TDRs, as of June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2017, the modification of terms for one Home Equity loan included a short term extension of the maturity date. The Company did not modify any new loans as a TDR during the three and six months ended June 30, 2018. There were no subsequent defaults on prior TDRs during the three and six month periods ended June 30, 2018 and 2017.

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

As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
June 30, 2018
Commercial and industrial	$577,694	$5,360	$21,762	$62	$—	$604,878
Commercial real estate	891,321	10,262	15,872	—	1,577	919,032
Construction and land	145,922	—	—	—	—	145,922
Residential mortgages	99,156	1,006	956	331	309	101,758
Home equity	66,010	38	279	125	—	66,452
Mortgage warehouse	38,352	—	—	—	—	38,352
Consumer/Other	49,964	20	234	—	—	50,218
Total loans, excluding PCI loans	$1,868,419	$16,686	$39,103	$518	$1,886	$1,926,612
Commercial and industrial	$—	$—	$5,146	$—	$—	$5,146
Commercial real estate	2,376	467	—	—	107	2,950
Construction and land	269	6	7	—	—	282
Residential mortgages	412	575	723	—	—	1,710
Home equity	31	176	252	—	63	522
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	—	10	—	—	10
Total PCI loans	$3,088	$1,224	$6,138	$—	$170	$10,620

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful	Total
	(in thousands)
December 31, 2017
Commercial and industrial	$572,942	$15,643	$21,332	$16	$2	$609,935
Commercial real estate	919,939	6,227	8,906	—	1,592	936,664
Construction and land	115,255	—	—	—	—	115,255
Residential mortgages	100,342	1,075	753	398	321	102,889
Home equity	74,841	64	310	285	—	75,500
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer/Other	45,422	57	192	—	—	45,671
Total loans, excluding PCI loans	$1,868,722	$23,066	$31,493	$699	$1,915	$1,925,895
Commercial and industrial	$—	$3,881	$1,543	$—	$—	$5,424
Commercial real estate	3,151	212	276	—	112	3,751
Construction and land	222	7	11	—	—	240
Residential mortgages	428	493	674	—	—	1,595
Home equity	34	354	356	—	—	744
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—
Total PCI loans	$3,835	$4,947	$2,860	$—	$112	$11,754

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans.

	As of June 30, 2018
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$604,034	$782	$—	$62	$5,146	$610,024
Commercial real estate	916,587	868	—	1,577	2,950	921,982
Construction and land	145,760	162	—	—	282	146,204
Residential mortgages	99,906	1,212	—	640	1,710	103,468
Home equity	65,878	449	—	125	522	66,974
Mortgage warehouse	38,352	—	—	—	—	38,352
Consumer	50,002	214	2	—	10	50,228
Total Loans	$1,920,519	$3,687	$2	$2,404	$10,620	$1,937,232

	As of December 31, 2017
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$606,677	$3,239	$—	$19	$5,424	$615,359
Commercial real estate	932,916	2,156	—	1,592	3,751	940,415
Construction and land	114,988	267	—	—	240	115,495
Residential mortgages	100,402	1,470	298	719	1,595	104,484
Home equity	75,081	135	—	284	744	76,244
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer	45,599	72	—	—	—	45,671
Total Loans	$1,915,644	$7,339	$298	$2,614	$11,754	$1,937,649

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill and other intangible assets as of June 30, 2018 and December 31, 2017 is summarized below:

	June 30,	December 31,
	2018	2017
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(5,286)	(4,624)
Less: impairment related to divested branches	(2,286)	(2,286)
Core deposit intangible, net	1,972	2,634
Servicing assets, net	3,350	3,240
Total other intangibles, net	5,322	5,874
Goodwill	21,690	21,759
Total goodwill and other intangible assets, net	$27,012	$27,633

Goodwill impairment in the amount of $69,000 related to the sale of the trust business was recorded during the second quarter of 2018. There were no goodwill impairment charges recorded in the three and six months ended June 30, 2017. The following table presents activity for goodwill and other intangible assets:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Goodwill	Core Deposit Intangible	Total	Goodwill	Core Deposit Intangible	Total
	(in thousands)
2018
Balance, beginning of period	$21,759	$2,291	$24,050	$21,759	$2,634	$24,393
Amortization	—	(319)	(319)	—	(662)	(662)
Impairment, due to trust business sale	(69)	—	(69)	(69)	—	(69)
Balance, end of period	$21,690	$1,972	$23,662	$21,690	$1,972	$23,662

2017
Balance, beginning of period	$21,759	$4,154	$25,913	$21,759	$4,624	$26,383
Amortization	—	(425)	(425)	—	(895)	(895)
Impairment, due to branch divestiture	—	(337)	(337)	—	(337)	(337)
Balance, end of period	$21,759	$3,392	$25,151	$21,759	$3,392	$25,151

NOTE 8 – SERVICING ASSETS
SBA Servicing Assets
SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other assets. As of June 30, 2018 and December 31, 2017, the balance of SBA loans sold and serviced by Atlantic Capital totaled $156.0 million and $135.8 million, respectively.
Changes in the balance of servicing assets for the three and six months ended June 30, 2018 and 2017 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
SBA Loan Servicing Assets	2018	2017	2018	2017
	(in thousands)
Beginning carrying value, net	$2,872	$2,495	$2,635	$2,359
Additions	248	326	619	593
Amortization	(293)	(257)	(427)	(388)
Impairment	—	—	—	—
Ending carrying value	$2,827	$2,564	$2,827	$2,564
At June 30, 2018 and December 31, 2017, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	June 30, 2018	December 31, 2017
	(dollars in thousands)
Fair value of retained servicing assets	$3,020	$2,865
Weighted average life	5.49 years	6.22 years
Prepayment speed:	10.17%	8.64%
Decline in fair value due to a 10% adverse change	$(127)	$(103)
Decline in fair value due to a 20% adverse change	$(220)	$(181)
Weighted average discount rate	13.21%	13.01%
Decline in fair value due to a 100 bps adverse change	$(110)	$(103)
Decline in fair value due to a 200 bps adverse change	$(188)	$(180)
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

TriNet Servicing Assets
Changes in the balance of TriNet servicing assets for the three and six months ended June 30, 2018 and 2017 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
TriNet Servicing Assets	2018	2017	2018	2017
	(in thousands)
Beginning carrying value, net	$563	$778	$605	$825
Additions	—	—	—	—
Amortization	(40)	(47)	(82)	(94)
Impairment	—	—	—	—
Ending carrying value	$523	$731	$523	$731
At June 30, 2018 and December 31, 2017, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	June 30, 2018	December 31, 2017
	(dollars in thousands)
Fair value of retained servicing assets	$611	$697
Weighted average life	7.37 years	7.37 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(8)	$(10)
Decline in fair value due to a 20% adverse change	$(17)	$(20)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(16)	$(19)
Decline in fair value due to a 200 bps adverse change	$(31)	$(37)
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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018			June 30, 2018
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(16,705)	$4,178	$(12,527)	$(6,274)	$2,415	$(3,859)
Reclassification of tax effects from AOCI	—	—	—	—	(844)	(844)
Unrealized net gains (losses) on investment securities available-for-sale	(2,386)	597	(1,789)	(10,937)	2,734	(8,203)
Reclassification adjustment for net realized losses on investment securities available-for-sale	2	(1)	1	2	(1)	1
Unrealized net gains (losses) on derivatives	(736)	184	(552)	(2,616)	654	(1,962)
Accumulated other comprehensive income (loss) end of period	$(19,825)	$4,958	$(14,867)	$(19,825)	$4,958	$(14,867)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2017
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(8,790)	$3,383	$(5,407)	$(9,144)	$3,519	$(5,625)
Unrealized net gains (losses) on investment securities available-for-sale	5,069	(1,951)	3,118	5,660	(2,178)	3,482
Unrealized net gains (losses) on derivatives	31	(12)	19	(206)	79	(127)
Accumulated other comprehensive income (loss) end of period	$(3,690)	$1,420	$(2,270)	$(3,690)	$1,420	$(2,270)

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
The following table represents the earnings per share calculations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands, except share and per share amounts)
Net income available to common shareholders	$8,151	$4,329	$13,189	$7,559
Weighted average shares outstanding
Basic (1)	26,010,914	25,621,910	25,881,587	25,472,132
Effect of dilutive securities:
Stock options, warrants and performance share awards	189,112	209,371	192,015	281,501
Diluted	26,200,026	25,831,281	26,073,602	25,753,633
Income per common share:
Basic	$0.31	$0.17	$0.51	$0.30
Diluted	$0.31	$0.17	$0.51	$0.29
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options outstanding of 244 at June 30, 2018 and 550 at June 30, 2017 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share.
At June 30, 2018, 26,102,217 shares of common stock were issued and outstanding. At December 31, 2017, 25,712,909 shares of common stock were issued and outstanding.
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
Cash Flow Hedges
At June 30, 2018, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2018 and December 31, 2017, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $100.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three and six months ended June 30, 2018 and 2017. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $277,000 will be reclassified as a decrease to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. At June 30, 2018 and December 31, 2017, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $119.3 million and $142.3 million, respectively.
Atlantic Capital acquired a loan level hedging program, which First Security Group, Inc. (“First Security”) utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At June 30, 2018 and December 31, 2017, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $10.4 million and $8.8 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At June 30, 2018 and December 31, 2017, Atlantic Capital had credit risk participation agreements with a notional amount of $13.6 million and $14.8 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of June 30, 2018 and December 31, 2017:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		June 30, 2018		December 31, 2017
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other liabilities	$100,000	$3,447	$100,000	$887

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		June 30, 2018		December 31, 2017
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$59,637	$1,333	$71,160	$946
Zero premium collar	Other assets	93,457	2,064	94,953	2,072
		$153,094	$3,397	$166,113	$3,018

Dealer offsets to customer swap positions	Other liabilities	$59,637	$1,319	$71,160	$975
Credit risk participation	Other liabilities	13,589	1	14,807	4
Dealer offset to zero premium collar	Other liabilities	93,457	2,068	94,953	2,157
		$166,683	$3,388	$180,920	$3,136
The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017.

Derivatives not designated as hedging instruments under ASC 815

(in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Interest rate products	Other income / (expense)	$14	$(67)	$122	$(118)
Other contracts	Other income / (expense)	1	(6)	4	(6)
Total		$15	$(73)	$126	$(124)

Fee income	Other income / (expense)	$5	$189	$8	$189
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and six months ended June 30, 2018 and 2017:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)			Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2018	2017	Location	2018	2017	2018	2017	Location	2018	2017
Interest rate swaps	$(717)	$19	Interest income	$19	$110	$(2,495)	$(127)	Interest income	$121	$247

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT
Federal Home Loan Bank borrowings as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018			December 31, 2017
	Balance	Interest Rate		Balance	Interest Rate
	(in thousands)			(in thousands)
FHLB short-term borrowings:			FHLB short-term borrowings:
Fixed rate advance maturing July 23, 2018	$45,000	2.04%	Fixed rate advance maturing January 16, 2018	$45,000	1.40%
Fixed rate advance maturing July 26, 2018	45,000	2.04%
Fixed rate advance maturing July 27, 2018	30,000	2.01%
Fixed rate advance maturing July 31, 2018	30,000	2.00%
Total	$150,000		Total	$45,000
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
Subordinated debt is summarized as follows:

	June 30, 2018	December 31, 2017
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	380	465
Subordinated debt, net	$49,620	$49,535
All subordinated debt outstanding at June 30, 2018 matures after more than five years.
NOTE 13 – SHARE-BASED COMPENSATION
Atlantic Capital sponsors a stock incentive plan for the benefit of directors and employees. Under the Company’s 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018), there were approximately 4,525,000 shares reserved for issuance to directors and employees. The Compensation Committee has the authority to grant the following: an incentive or nonqualified option; a restricted stock award (including a restricted stock award or a restricted unit award); a performance award (including a performance share award or a performance unit award); a phantom stock award; a dividend equivalent award; or any other award granted under the plan.
As of June 30, 2018, approximately 3,516,000 additional awards were available to be granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.
As of June 30, 2018 and December 31, 2017, no warrants were outstanding for the purchase of common stock.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the six months ended June 30, 2017. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during 2018:

2018
Risk‑free interest rate	1.66%
Expected term in years	0.25
Expected stock price volatility	24.2%
Dividend yield	—%
The following table represents stock option activity for the six months ended June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	757,711	$12.66
Granted	15,000	14.64
Exercised	(299,676)	13.30
Forfeited	(19,935)	14.08
Expired	(306)	377.58
Outstanding, June 30, 2018	452,794	$11.98	4.49	$3,497

Exercisable, June 30, 2018	371,034	$11.41	3.86	$3,084
Atlantic Capital recognized compensation expense relating to stock options of $40,000 and $98,000 for the three and six months ended June 30, 2018, respectively, and $139,000 and $281,000 for the three and six months ended June 30, 2017. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.
In April 2018, the Company granted performance share awards to members of executive management under Atlantic Capital’s Long Term Incentive Plan (“LTIP”). The Company also granted restricted stock awards to certain employees in the second quarter of 2018 under the 2015 Stock Incentive Plan.
The following table represents restricted stock and performance share award activity for the six months ended June 30, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	239,468	$15.69
Granted	132,757	19.90
Vested	(55,400)	15.05
Forfeited	(29,561)	15.78
Outstanding, June 30, 2018	287,264	$17.75
Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards are based on the fair value of certain market conditions and the achievement of performance conditions. The value of restricted stock and performance share grants that are expected to vest is amortized into expense over the vesting period. For the three months ended June 30, 2018 and 2017, compensation expense of $413,000 and $243,000, respectively, was recognized related to restricted stock and performance share awards. For the six months ended June 30, 2018 and 2017, compensation expense of $814,000 and $473,000, respectively, was recognized related to restricted stock and performance share awards.
As of June 30, 2018, there was $3.2 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.69 years.

During the six months ended June 30, 2018, the Company modified options for 15,000 shares and 6,869 restricted stock awards to two individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $111,000 for the six months ended June 30, 2018.
NOTE 14 – FAIR VALUE MEASUREMENTS
Atlantic Capital follows the guidance pursuant to ASC 820-10, Fair Value Measurements and Disclosures. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This issuance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Atlantic Capital measures its investment securities and interest rate derivative assets and liabilities at fair value on a recurring basis. Fair value is used on a nonrecurring basis either when assets are evaluated for impairment or for disclosure purposes. Atlantic Capital measures its servicing assets, goodwill, intangible assets, SBIC investments, loans held for sale, impaired loans and other real estate owned at fair value on a nonrecurring basis if necessary.
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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the six months ended June 30, 2018 and 2017.
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
Derivative instruments are primarily transacted as over-the-counter trades and priced with observable market assumptions. Ongoing measurements include observable market assumptions with appropriate valuation adjustments for liquidity and for credit risk of counterparties and Atlantic Capital’s own credit. For these instruments, Atlantic Capital obtains fair value measurements from an independent pricing service. The fair value measurements consider factors such as the current level of interest rates, the likelihood of default by Atlantic Capital and its counterparties, total exposure and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each client counterparty is estimated using Atlantic Capital’s internal risk rating system. For financial institution counterparties that are rated by national rating agencies, those ratings are used in determining the credit risk. This approach used to estimate exposures to counterparties is also used by Atlantic Capital to estimate its own credit risk on derivative liability positions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.

	Fair Value Measurements at
	June 30, 2018 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$36,053	$—	$36,053
U.S. states and political subdivisions	—	84,664	—	84,664
Trust preferred securities	—	4,650	—	4,650
Corporate debt securities	—	12,411	—	12,411
Mortgage-backed securities	—	316,190	—	316,190
Total securities available-for-sale	$—	$453,968	$—	$453,968
Interest rate derivative assets	$—	$3,397	$—	$3,397
Interest rate derivative liabilities	$—	$6,835	$—	$6,835

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$34,111	$—	$34,111
U.S. states and political subdivisions	—	90,001	—	90,001
Trust preferred securities	—	4,650	—	4,650
Corporate debt securities	—	12,622	—	12,622
Mortgage-backed securities	—	307,733	—	307,733
Total securities available-for-sale	$—	$449,117	$—	$449,117
Interest rate derivative assets	$—	$3,018	$—	$3,018
Interest rate derivative liabilities	$—	$4,023	$—	$4,023

For the six months ended June 30, 2018 and 2017, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.

June 30, 2018	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$1,603	$1,603
Goodwill	—	—	21,690	21,690
SBIC Investments	—	—	772	772
Totals	$—	$—	$24,065	$24,065

December 31, 2017	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$2,199	$2,199
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
Goodwill was evaluated for impairment upon the sale of the trust business. An impairment charge of $69,000 was recorded during the second quarter of 2018, based on the relative fair value of the business being disposed.
The deterioration in the credit quality of an SBIC investment and the general partner’s inability to pay distributions until their financial position improves resulted in an impairment evaluation during the second quarter of 2018. No active market exists for the investment in this SBIC, so the partnership’s internal estimates of Atlantic Capital’s investment were used to determine the fair value.
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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at June 30, 2018 and December 31, 2017.

	Fair Value Measurements at
	June 30, 2018 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$55,612	$55,612	$—	$—
Interest bearing deposits in banks	42,477	42,477	—	—
Other short-term investments	14,712	14,712	—	—
Total securities available-for-sale	453,968	—	453,968	—
FHLB stock	8,997	—	—	8,997
Federal Reserve Bank stock	9,842	—	—	9,842
Loans held for investment, net	1,914,728	—	—	1,865,012
Loans held for sale	1,612	—	1,612	—
Derivative assets	3,397	—	3,397	—
Financial liabilities
Deposits	$2,066,587	$—	$2,003,331	$—
Federal funds purchased and securities sold under agreements to repurchase	73,024	73,024	—	—
Subordinated debt	49,620	—	48,927	—
FHLB advances	150,000	—	150,266	—
Derivative financial instruments	6,835	—	6,835	—

	Fair Value Measurements at
	December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$38,086	$38,086	$—	$—
Interest-bearing deposits in other banks	281,247	281,247	—	—
Other short-term investments	10,681	10,681	—	—
Total securities available-for-sale	449,117	—	449,117	—
FHLB stock	4,388	—	—	4,388
Federal Reserve Bank stock	9,792	—	—	9,792
Loans held for investment, net	1,914,495	—	—	1,955,705
Loans held for sale	1,487	—	1,487	—
Derivative assets	3,018	—	3,018	—
Financial liabilities
Deposits	$2,450,665	$—	$2,411,810	$—
Subordinated debt	49,535	—	49,888	—
FHLB advances	45,000	—	45,057	—
Derivative financial instruments	4,023	—	4,023	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$690,745	$689,753
Standby letters of credit	9,703	10,958
	$700,448	$700,711

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
Service Charges on Deposit Accounts
Service charges represent general service fees for monthly account maintenance and activity, or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed, such as a wire transfer or ATM withdrawal. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Deposit account analysis fees and charges	$635	$517	$1,206	$1,016
ATM fees	297	405	587	812
NSF fees	171	201	364	449
Wire fees	102	87	192	178
Foreign Exchange Fees	94	52	132	136
Other	9	12	19	32
	$1,308	$1,274	$2,500	$2,623
Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. During the second quarter of 2018, Atlantic Capital sold its trust business, Southeastern Trust Company. The following table presents trust income by type of service provided for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Personal trust and agency accounts	$303	$237	$616	$469
Employee benefit and retirement-related trust and agency accounts	60	56	120	108
Investment management and investment advisory agency accounts	110	86	217	174
Custody and safekeeping accounts	13	13	26	31
Other	21	96	46	113
	$507	$488	$1,025	$895
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
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

•	costs associated with, and fluctuations in income resulting from, strategic decisions with respect to particular markets, locations or lines of business;

•	loss of income from our trust business, and potential loss of customers, following our exit of this business;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of our products and services;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which we conduct operations may adversely affect our operating results;

•
the U.S. legal and regulatory framework, including those associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could adversely affect the operating results of the company;

•	changes in the interest rate environment may compress margins and adversely affect net interest income;

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;

•
our ability to anticipate or respond to interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	increased competitive pressure due to consolidation in the financial services industry, particularly the entry of larger financial institutions in our geographic markets;

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

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
Atlantic Capital reported net income of $8.2 million for the second quarter of 2018 compared to net income of $4.3 million for the second quarter of 2017. Diluted income per common share was $0.31 for the second quarter of 2018 compared to diluted income per common share of $0.17 for the second quarter of 2017.
For the six months ended June 30, 2018, Atlantic Capital reported net income of $13.2 million. This compared to net income $7.6 million for the six months ended June 30, 2017. Diluted income per common share was $0.51 for the six months ended June 30, 2018 compared to $0.29 for the same period in 2017.
The increase in net income for the three months ended June 30, 2018, compared to the same period in 2017, was primarily the result of a $2.2 million decrease in loan loss provision and a $1.7 million gain on sale of Southeastern Trust Company. In addition, net interest income before provision for loan losses increased $1.5 million, or 7%, for the three months ended June 30, 2018, compared to the same period in 2017.
For the six months ended June 30, 2018 compared to the first six months of 2017, the increase in net income was primarily attributable to a $3.8 million, or 10% increase in net interest income before provision for loan losses, a $2.0 million, or 77%, decrease in loan loss provision, and a $1.7 million gain on sale of Southeastern Trust Company.
Taxable equivalent net interest income was $22.1 million for the second quarter of 2018, compared to $20.7 million for the second quarter of 2017. Taxable equivalent net interest margin increased to 3.54% for the three months ended June 30, 2018 from 3.26% for the three months ended June 30, 2017. For the six months ended June 30, 2018, taxable equivalent net interest income was $43.7 million compared to $40.2 million for the same period of 2017. Taxable equivalent net interest margin increased to 3.52% for the six months ended June 30, 2018 from 3.23% for the six months ended June 30, 2017. The margin increase for the three and six months ended June 30, 2018 compared to the prior year was due to increases in the Fed Funds rate.
Provision for loan losses for the quarter ended June 30, 2018 totaled ($173,000), a decrease of $2.2 million from the quarter ended June 30, 2017. The lower provision for the three months ended June 30, 2018 was primarily related to a decrease in loan balances and improved credit quality. For the six months ended June 30, 2018, Atlantic Capital’s provision for loan losses was $599,000 compared to a provision of $2.6 million for the first six months of 2017. The decrease was primarily due to the same factors resulting in the quarterly decrease, as well as a lower level of net charge-offs for the six months ended June 30, 2018 compared to the first six months of 2017.
Noninterest income increased $44,000, or 1%, to $5.3 million from the second quarter of 2017. The increase was primarily due to the $1.7 million net gain on the sale of Southeastern Trust Company, which was offset by an $832,000 decrease in gains on sales of other assets and a $302,000 decrease in gains on sale of branches. For the second quarter of 2017, gains on sales of other assets included a $240,000 gain on sale of other real estate owned and a $426,000 gain on the sale of a tax credit investment. For the first six months of 2018, noninterest income increased $170,000, or 2%, to $9.3 million. The increase was primarily due to the same factors resulting in the quarterly increase.
For the second quarter of 2018, noninterest expense decreased $262,000, or 1%, to $17.4 million compared to the second quarter of 2017. The most significant component of the decrease was $304,000 in merger expenses in the second quarter of 2017 related to the rebranding of the legacy First Security branches. Noninterest expense totaled $35.8 million for the six months ended June 30, 2018, compared to $35.4 million for the same period in 2017. The most significant component of the increase was salaries and employee benefits related to severance expense.

Table 1 - Quarterly Selected Financial Data
(dollars in thousands, except share and per share data; taxable equivalent)

	2018		2017			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2018	2017
INCOME SUMMARY
Interest income	$27,444	$26,085	$25,350	$24,566	$24,545	$53,529	$47,261
Interest expense	5,332	4,465	4,028	4,060	3,833	9,797	7,041
Net interest income	22,112	21,620	21,322	20,506	20,712	43,732	40,220
Provision for loan losses	(173)	772	282	322	1,980	599	2,614
Net interest income after provision for loan losses	22,285	20,848	21,040	20,184	18,732	43,133	37,606
Noninterest income	5,331	3,983	3,568	3,477	5,287	9,314	9,144
Noninterest expense	17,361	18,392	20,594	17,504	17,623	35,753	35,367
Income before income taxes	10,255	6,439	4,014	6,157	6,396	16,694	11,383
Income tax expense	2,104	1,401	19,351	2,105	2,067	3,505	3,824
Net income (loss)	$8,151	$5,038	$(15,337)	$4,052	$4,329	$13,189	$7,559

PER SHARE DATA
Basic earnings per share	$0.31	$0.20	$(0.60)	$0.16	$0.17	$0.51	$0.30
Diluted earnings per share	0.31	0.19	(0.60)	0.16	0.17	0.51	0.29

PERFORMANCE MEASURES
Return on average equity	10.46%	6.66%	(18.66)%	4.96%	5.48%	8.59%	4.88%
Return on average assets	1.20	0.76	(2.24)	0.60	0.63	0.98	0.56
Taxable equivalent net interest margin	3.54	3.51	3.39	3.26	3.26	3.52	3.23
Efficiency ratio	67.65	72.13	83.45	73.65	68.37	69.88	72.35
Equity to assets	11.77	11.29	10.67	12.31	11.82	11.77	11.82

ASSET QUALITY
Allowance for loan losses to loans	1.01%	1.01%	1.00%	0.99%	1.11%	1.01%	1.11%
Net charge-offs	$129	$231	$(192)	$3,322	$49	$360	$1,339
Net charge-offs to average loans(1)	0.03%	0.05%	(0.04)%	0.68%	0.01%	0.04%	0.14%
NPAs to total assets	0.14	0.13	0.14	0.23	0.52	0.14	0.52

AVERAGE BALANCES
Total loans	$1,927,063	$1,938,953	$1,898,745	$1,934,505	$1,962,374	$1,932,975	$1,955,915
Investment securities	454,634	453,917	460,269	455,868	455,090	454,277	437,311
Total assets	2,718,071	2,704,822	2,720,070	2,701,387	2,762,389	2,711,483	2,728,739
Deposits	2,135,825	2,153,885	2,194,849	2,121,263	2,158,675	2,144,805	2,135,462
Shareholders’ equity	312,543	306,821	326,059	323,832	316,825	309,698	312,567
Number of common shares - basic	26,010,914	25,750,824	25,723,548	25,699,179	25,621,910	25,881,587	25,472,132
Number of common shares - diluted	26,200,026	25,945,773	25,888,064	25,890,779	25,831,281	26,073,602	25,753,633

AT PERIOD END
Total loans	$1,935,923	$1,960,256	$1,935,326	$1,908,706	$1,963,835	$1,935,923	$1,963,835
Investment securities	453,968	458,730	449,117	447,005	450,273	453,968	450,273
Total assets	2,690,674	2,718,665	2,891,421	2,638,412	2,702,575	2,690,674	2,702,575
Deposits	2,066,587	2,096,300	2,450,665	2,103,645	2,113,954	2,066,587	2,113,954
Shareholders’ equity	316,770	307,059	308,425	324,754	319,435	316,770	319,435
Number of common shares outstanding	26,102,217	25,772,208	25,712,909	25,716,418	25,654,521	26,102,217	25,654,521

(1) Annualized.

Non-GAAP Performance Measures Reconciliation
(dollars in thousands)
	2018		2017			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2018	2017
Taxable equivalent interest income reconciliation
Interest income - GAAP	$27,346	$25,982	$25,137	$24,351	$24,322	$53,328	$46,783
Taxable equivalent adjustment	98	103	213	215	223	201	478
Interest income - taxable equivalent	$27,444	$26,085	$25,350	$24,566	$24,545	$53,529	$47,261

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$22,014	$21,517	$21,109	$20,291	$20,489	$43,531	$39,742
Taxable equivalent adjustment	98	103	213	215	223	201	478
Net interest income - taxable equivalent	$22,112	$21,620	$21,322	$20,506	$20,712	$43,732	$40,220

Taxable equivalent net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$22,187	$20,745	$20,827	$19,969	$18,509	$42,932	$37,128
Taxable equivalent adjustment	98	103	213	215	223	201	478
Net interest income after provision for loan losses - taxable equivalent	$22,285	$20,848	$21,040	$20,184	$18,732	$43,133	$37,606

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$10,157	$6,336	$3,801	$5,942	$6,173	$16,493	$10,905
Taxable equivalent adjustment	98	103	213	215	223	201	478
Income before income taxes - taxable equivalent	$10,255	$6,439	$4,014	$6,157	$6,396	$16,694	$11,383

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$2,006	$1,298	$19,138	$1,890	$1,844	$3,304	$3,346
Taxable equivalent adjustment	98	103	213	215	223	201	478
Income tax expense - taxable equivalent	$2,104	$1,401	$19,351	$2,105	$2,067	$3,505	$3,824

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.52%	3.49%	3.35%	3.23%	3.23%	3.51%	3.19%
Impact of taxable equivalent adjustment	0.02	0.02	0.04	0.03	0.03	0.01	0.04
Net interest margin - taxable equivalent	3.54%	3.51%	3.39%	3.26%	3.26%	3.52%	3.23%

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for the second quarter of 2018 totaled $22.1 million, a $1.4 million, or 7%, increase compared to the second quarter of 2017. This increase was primarily driven by a $2.9 million, or 12%, increase in taxable equivalent interest income. The change in taxable equivalent interest income primarily resulted from the following:

•	a $2.4 million, or 11%, increase in interest income on loans, resulting from increases in the Fed Funds rate; and

•	a $207,000, or 8%, increase to $2.8 million in taxable equivalent interest income on investment securities, resulting from a 19 basis point increase in the yield on investment securities; and

•	a $329,000 increase to $562,000 in interest income on deposits in other banks, resulting from increased rates received on deposits.
Interest expense for the three months ended June 30, 2018 totaled $5.3 million, a $1.5 million, or 39%, increase from the same period of 2017. The rate paid on interest bearing liabilities increased 37 basis points from the second quarter of 2017 to the second quarter of 2018, driven by an increase in interest rates on deposits and other borrowings. Average interest-bearing deposits were lower mainly due to a reduction in brokered deposits. In addition, premium amortization of acquired time deposits reduced interest expense during the second quarter of 2018 in the amount of $57,000, compared to $86,000 in the second quarter of 2017.
Taxable equivalent net interest income for the six months ended June 30, 2018 totaled $43.7 million, a $3.5 million, or 9%, increase compared to the same period in 2017. This increase was primarily driven by a $6.3 million, or 13%, increase in taxable equivalent interest income. The interest income increase primarily resulted from the following:

•	a $5.1 million, or 12%, increase in interest income on loans, resulting from increases in the Fed Funds rate; and

•	a $629,000, or 13%, increase to $5.5 million in tax equivalent interest income on investment securities, resulting from a 19 basis point increase in the yield on investment securities; and

•	a $561,000 increase to $959,000 in interest income on deposits in other banks, resulting from increased rates received on deposits.
Interest expense for the six months ended June 30, 2018 totaled $9.8 million, a $2.8 million, or 39%, increase from the same period of 2017, primarily due to a $2.2 million, or 48%, increase in interest paid on deposits. The rate paid on interest bearing liabilities increased 34 basis points from the first six months of 2017 to the same period of 2018, driven by an increase in interest rates on deposits and other borrowings. In addition, premium amortization of acquired time deposits reduced interest expense during the first six months of 2018 in the amount of $122,000, as compared to $205,000 in the same period of 2017.
Taxable equivalent net interest margin increased to 3.54% for the three months ended June 30, 2018 compared to 3.26% for the three months ended June 30, 2017. Taxable equivalent net interest margin for the six months ended June 30, 2018 increased to 3.52% compared to 3.23% for the six months ended June 30, 2017. The primary reason for the increase in taxable equivalent net interest margin for the three and six month periods was higher interest rates on loans resulting from Fed Funds rate increases.
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

Table 2 - Average Balance Sheets and Net Interest Analysis
(dollars in thousands; taxable equivalent)
	Three months ended June 30,
	2018			2017
	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$97,501	$562	2.31%	$85,935	$233	1.09%
Other short-term investments	9,262	64	2.77	23,683	117	1.98
Investment securities:
Taxable investment securities	378,291	2,212	2.35	373,170	1,862	2.00
Non-taxable investment securities(1)	76,343	573	3.01	81,920	716	3.51
Total investment securities	454,634	2,785	2.46	455,090	2,578	2.27
Total loans	1,927,063	23,779	4.95	1,962,374	21,361	4.37
FHLB and FRB stock	19,357	254	5.26	19,352	256	5.31
Total interest-earning assets	2,507,817	27,444	4.39	2,546,434	24,545	3.87
Non-earning assets	210,254			215,955
Total assets	$2,718,071			$2,762,389
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,254,153	2,798	0.89	1,183,744	1,641	0.56
Time deposits	148,134	385	1.04	149,898	270	0.72
Brokered deposits	100,425	468	1.87	198,703	570	1.15
Total interest-bearing deposits	1,502,712	3,651	0.97	1,532,345	2,481	0.65
Other borrowings	185,856	858	1.85	214,931	528	0.99
Long-term debt	49,592	823	6.66	49,423	824	6.69
Total interest-bearing liabilities	1,738,160	5,332	1.23	1,796,699	3,833	0.86
Demand deposits	633,113			626,330
Other liabilities	34,255			22,535
Shareholders’ equity	312,543			316,825
Total liabilities and shareholders’ equity	$2,718,071			$2,762,389
Net interest spread			3.16%			3.01%
Net interest income and net interest margin (taxable equivalent)(2)		$22,112	3.54%		$20,712	3.26%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the three months ended June 30, 2018 and 35% for the three months ended June 30, 2017, reflecting the statutory federal income tax rates.

(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)
(dollars in thousands; taxable equivalent)
	Six months ended June 30,
	2018			2017
	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$87,907	$959	2.20%	$79,251	$398	1.01%
Other short-term investments	9,801	127	2.61	17,402	164	1.90
Investment securities:
Taxable investment securities	377,038	4,328	2.31	356,485	3,386	1.92
Non-taxable investment securities(1)	77,239	1,152	3.01	80,826	1,465	3.66
Total investment securities	454,277	5,480	2.43	437,311	4,851	2.24
Total loans	1,932,975	46,454	4.85	1,955,915	41,355	4.26
FHLB and FRB stock	18,630	509	5.51	19,479	493	5.10
Total interest-earning assets	2,503,590	53,529	4.31	2,509,358	47,261	3.80
Non-earning assets	207,893			219,381
Total assets	$2,711,483			$2,728,739
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,255,857	5,049	0.81	1,160,545	2,956	0.51
Time deposits	143,984	699	0.98	156,423	541	0.70
Brokered deposits	109,058	947	1.75	195,150	1,031	1.07
Total interest-bearing deposits	1,508,899	6,695	0.89	1,512,118	4,528	0.60
Other borrowings	171,419	1,450	1.71	204,761	866	0.85
Long-term debt	49,571	1,652	6.72	49,402	1,647	6.72
Total interest-bearing liabilities	1,729,889	9,797	1.14	1,766,281	7,041	0.80
Demand deposits	635,906			623,344
Other liabilities	35,990			26,547
Shareholders’ equity	309,698			312,567
Total liabilities and shareholders’ equity	$2,711,483			$2,728,739
Net interest spread			3.17%			3.00%
Net interest income and net interest margin (taxable equivalent)(2)		$43,732	3.52%		$40,220	3.23%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the six months ended June 30, 2018 and 35% for the six months ended June 30, 2017, reflecting the statutory federal income tax rates.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income
(dollars in thousands)
	Three Months Ended June 30, 2018 Compared to 2017 Increase (decrease) Due to Changes in:			Six Months Ended June 30, 2018 Compared to 2017 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$67	$262	$329	$94	$467	$561
Other short-term investments	(100)	47	(53)	(98)	61	(37)
Investment securities:
Taxable investment securities	30	320	350	236	706	942
Non-taxable investment securities	(42)	(101)	(143)	(53)	(260)	(313)
Total investment securities	(12)	219	207	183	446	629
Total loans	(436)	2,854	2,418	(551)	5,650	5,099
FHLB and FRB stock	—	(2)	(2)	(23)	39	16
Total interest-earning assets	(481)	3,380	2,899	(395)	6,663	6,268
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	157	1,000	1,157	383	1,710	2,093
Time deposits	(5)	120	115	(60)	218	158
Brokered deposits	(458)	356	(102)	(748)	664	(84)
Total interest-bearing deposits	(306)	1,476	1,170	(425)	2,592	2,167
Total borrowings	(134)	464	330	(282)	866	584
Total long-term debt	3	(4)	(1)	6	(1)	5
Total interest-bearing liabilities	(437)	1,936	1,499	(701)	3,457	2,756
Change in net interest income	$(44)	$1,444	$1,400	$306	$3,206	$3,512
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
For the three months ended June 30, 2018, the provision for loan losses was ($173,000), a decrease of $2.2 million compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, the provision for loan losses was $599,000, a decrease of $2.0 million, or 77%, compared to the six months ended June 30, 2017.
The lower provision for the three and six months ended June 30, 2018 was primarily related to lower balances subject to the general reserve and a reduction in specific reserves. At June 30, 2018, nonperforming loans totaled $2.4 million compared to $12.3 million at June 30, 2017. Net loan charge-offs were 0.03% and 0.04%, respectively, of average loans (annualized) for the three and six months ended June 30, 2018 compared to 0.01% and 0.14%, respectively, for the three and six months ended June 30, 2017. The allowance for loan losses to total loans at June 30, 2018 was 1.01%, compared to 1.11% at June 30, 2017.

Noninterest Income
Noninterest income for the three and six months ended June 30, 2018 was $5.3 million and $9.3 million, respectively, an increase of $44,000, or 1%, compared to the second quarter of 2017, and an increase of $170,000, or 2%, from the six months ended June 30, 2017. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Service charges	$1,308	$1,274	$34	3%	$2,500	$2,623	$(123)	(5)%
Securities gains, net	(2)	—	(2)	—	(2)	—	(2)	—
Gain (loss) on sales of other assets	(166)	666	(832)	(125)	(212)	744	(956)	(128)
Mortgage income	363	388	(25)	(6)	667	645	22	3
Trust income	507	488	19	4	1,025	895	130	15
Derivatives income	20	116	(96)	83	134	65	69	106
Bank owned life insurance	378	384	(6)	(2)	747	762	(15)	(2)
SBA lending activities	997	1,171	(174)	(15)	2,299	2,398	(99)	(4)
Gains on sale of branches	—	302	(302)	(100)	—	302	(302)	(100)
Gain on sale of trust business	1,681	—	1,681	—	1,681	—	1,681	—
Other noninterest income	245	498	(253)	(51)	475	710	(235)	(33)
Total noninterest income	$5,331	$5,287	$44	1%	$9,314	$9,144	$170	2%
Service charges for the three months ended June 30, 2018 totaled $1.3 million, an increase of $34,000, or 3%, from the same period in 2017. For the six months ended June 30, 2018, service charges totaled $2.5 million, a decrease of $123,000, or 5%, from the first six months of 2017. The decrease for the first six months of 2018 compared to the same period in 2017 was primarily due to the divestiture of the Cleveland branch in the second quarter of 2017 and lower foreign exchange fees.
Gain on sales of other assets for the three months ended June 30, 2018 decreased $832,000 from the same period in 2017 due to $240,000 in net gains on sales of other real estate owned and a $426,000 gain on the sale of a tax credit investment during the second quarter of 2017, and a loss on disposition of fixed assets totaling $170,000 in the second quarter of 2018 related to the relocation of our Atlanta headquarters. Trust income for the second quarter and first six months of 2018 increased $19,000, or 4%, and $130,000, or 15%, respectively, due to an increase in managed assets.
Derivative income for the second quarter of 2018 decreased $96,000, or 83%, from the same period in 2017 due to a $184,000, or 97%, decrease in interest rate swap fee income which was offset by an increase in credit valuation adjustment income of $81,000, or 121%. For the six months ended June 30, 2018, derivative income increased $69,000, or 106%, from the same period in 2017 due to an increase in credit valuation adjustment income of $240,000, or 203%, which was offset by a $181,000, or 96%, decrease in interest rate swap fee income. Following the sale of our trust business, we will no longer receive trust income.
Income from SBA lending activities for the second quarter of 2018 decreased $174,000, or 15%, from the same period in 2017, due to a decrease in principal sold and lower premiums paid. During the three months ended June 30, 2018 and 2017, guaranteed portions of 19 and 10 SBA loans totaling $13.9 million and $14.1 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first six months of 2018 decreased $99,000, or 4%, from the same period in 2017, due to lower premiums paid. During the six months ended June 30, 2018 and 2017, guaranteed portions of 36 and 21 SBA loans with principal balances of $29.3 million and $28.7 million, respectively, were sold in the secondary market.
Atlantic Capital sold one branch in Cleveland, Tennessee in the second quarter of 2017. The sale resulted in a net gain of $302,000 as well as a reduction of approximately $21.9 million in deposits and approximately $27.3 million in loans and other assets. During the second quarter of 2018, Atlantic Capital closed on the sale of the trust business, and recorded a net gain of $1.7 million.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Salaries and employee benefits	$10,921	$10,603	$318	3%	$22,998	$21,668	$1,330	6%
Occupancy	1,211	1,074	137	13	2,566	2,304	262	11
Equipment and software	904	996	(92)	(9)	1,691	1,801	(110)	(6)
Professional services	960	973	(13)	(1)	1,792	1,877	(85)	(5)
Postage, printing and supplies	61	78	(17)	(22)	119	163	(44)	(27)
Communications and data processing	1,003	1,069	(66)	(6)	2,046	2,056	(10)	—
Marketing and business development	191	179	12	7	381	449	(68)	(15)
FDIC premiums	197	132	65	49	344	446	(102)	(23)
Merger and conversion costs	—	304	(304)	(100)	—	304	(304)	(100)
Amortization of intangibles	319	425	(106)	(25)	662	895	(233)	(26)
Foreclosed property/problem asset expense	2	107	(105)	(98)	284	110	174	158
Other noninterest expense	1,592	1,683	(91)	(5)	2,870	3,294	(424)	(13)
Total noninterest expense	$17,361	$17,623	$(262)	(1)%	$35,753	$35,367	$386	1%
Noninterest expense for the second quarter of 2018 was $17.4 million, a decrease of $262,000, or 1%, from the second quarter of 2017. For the six months ended June 30, 2018, noninterest expense totaled $35.8 million, an increase of $386,000, or 1%, from the same period in 2017.
Salaries and employee benefits expense for the three months ended June 30, 2018 totaled $10.9 million, an increase of $318,000, or 3%, from the same period in 2017. For the first six months of 2018, salaries and employee benefits totaled $23.0 million, an increase of $1.3 million, or 6%, from the first six months of 2017. The increase was primarily attributable to severance expense of $1.1 million in the first quarter of 2018. Full time equivalent headcount totaled 331 at June 30, 2018, compared to 329 at June 30, 2017, an increase of 2 positions, mainly due to growth in the Bank’s SBA lending team.
Occupancy costs were $1.2 million for the second quarter of 2018, an increase of $137,000, or 13%, compared to the second quarter of 2017. For the six months ended June 30, 2018, occupancy costs were $2.6 million, an increase of $262,000, or 11%, from the first six months of 2017. The increase was the result of higher rent expense due to the overlap of leases from the relocation of the Atlanta headquarters.
Professional services costs were $960,000 for the second quarter of 2018, a decrease of $13,000, or 1%, compared to the second quarter of 2017. For the six months ended June 30, 2018, professional services costs were $1.8 million, a decrease of $85,000, or 5%, from the first six months of 2017. The decrease was due to lower legal fees.
Communications and data processing costs were $1.0 million for the second quarter of 2018, a decrease of $66,000, or 6%, compared to the second quarter of 2017. For the six months ended June 30, 2018, communications and data processing costs were $2.0 million, a decrease of $10,000 from the first six months of 2017. The decrease was due to elevated expenses in the prior period from the reissuance of cards with EMV technology.
FDIC premiums were $197,000 for the second quarter of 2018, an increase of $65,000, or 49%, compared to the second quarter of 2017. For the six months ended June 30, 2018, FDIC premiums were $344,000, a decrease of $102,000, or 23%, from the first six months of 2017. The decrease for the six months ended June 30, 2018 was due to a lower assessment rate.
Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $319,000 and $662,000 for the three and six months ended June 30, 2018, respectively, and $425,000 and $895,000 for the three and six months ended June 30, 2017. The decrease in 2018 was partly due to the write-off of core deposit intangibles related to one branch divested during the second quarter of 2017.

Foreclosed property expense for the three months ended June 30, 2018 totaled $2,000, a decrease of $105,000 from the same period in 2017. The decrease was due to higher write-downs on other real estate owned in the second quarter of 2017. For the six months ended June 30, 2018, foreclosed property expense was $284,000, an increase of $174,000, or 158%, from the first six months of 2017. The increase was due to the revaluation and subsequent write-down of an existing other real estate owned property in the first quarter of 2018.
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
The income tax provision for the three and six months ended June 30, 2018 was $2.0 million and $3.3 million, respectively, as compared with $1.8 million and $3.3 million for the same periods in 2017. The effective tax rate (as a percentage of pre-tax earnings) was 19.8% and 20.0%, respectively for the three and six months ended June 30, 2018 compared to 29.9% and 30.7%, respectively, for the same periods in 2017. The decrease in the effective tax rate for the three and six months ended June 30, 2018 was due to the tax reform legislation signed into law in December 2017 that lowered the Federal corporate rate to 21%.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported in the consolidated balance sheet as a component of total assets. As of June 30, 2018, no remeasurement adjustments have been recorded as a result of the revaluation of deferred tax balances for the impact of the tax reform legislation. The Company will continue to monitor and record any applicable adjustments in the period the amounts are determined.
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
Based on all evidence considered, as of June 30, 2018 and 2017, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At June 30, 2018 and 2017, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $8.5 million and $9.2 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION
Total assets at June 30, 2018 and December 31, 2017 were $2.69 billion and $2.89 billion, respectively. Average total assets for the second quarter of 2018 were $2.72 billion, compared to $2.76 billion in the second quarter of 2017.
Loans
At June 30, 2018 and December 31, 2017, total loans were $1.94 billion. The loan mix changed as non-owner occupied commercial real estate decreased $39.1 million, or 7%, and construction and land loans increased $30.7 million, or 27%. Table 6 provides additional information regarding Atlantic Capital’s loan portfolio.

Table 6 - Loans
(dollars in thousands)
	June 30, 2018	% of Total Loans	December 31, 2017	% of Total Loans
Loans held for sale
Other loans held for sale	$1,612		$1,487
Total loans held for sale	$1,612		$1,487

Loans held for investment
Commercial loans:
Commercial and industrial	$610,024	31%	$615,359	32%
Commercial real estate:
Owner occupied	367,441	19	346,746	18
Non-owner occupied	554,541	29	593,669	30
Construction and land	146,204	8	115,495	6
Mortgage warehouse participations	38,352	2	39,981	2
Total commercial loans	1,716,562	89	1,711,250	88

Residential:
Residential mortgages	103,468	5	104,484	5
Home equity	66,974	3	76,244	4
Total residential loans	170,442	8	180,728	9

Consumer	32,231	2	29,393	2
Other	17,997	1	16,278	1
	1,937,232		1,937,649
Less net deferred fees and other unearned income	(2,921)		(3,810)
Total loans held for investment	1,934,311		1,933,839

Total loans	$1,935,923		$1,935,326

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at June 30, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At June 30, 2018, Atlantic Capital’s nonperforming assets totaled $3.7 million, or 0.14% of total assets, compared to $4.1 million, or 0.14% of total assets, at December 31, 2017. The decrease was primarily due to a loan relationship totaling $298,000 which was past due 90 days and still accruing as of December 31, 2017 but became current in the first quarter.
Nonaccrual loans totaled $2.4 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively. Loans past due 90 days and still accruing totaled $2,000 at June 30, 2018 compared to $298,000 at December 31, 2017. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(dollars in thousands)

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Nonaccrual loans	$2,404	$2,466	$2,614	$4,058	$11,909
Loans past due 90 days and still accruing	2	35	298	495	391
Total nonperforming loans* (NPLs)	2,406	2,501	2,912	4,553	12,300
Other real estate owned	1,288	927	1,215	1,494	1,819
Total nonperforming assets (NPAs)	$3,694	$3,428	$4,127	$6,047	$14,119
NPLs as a percentage of total loans	0.12%	0.13%	0.15%	0.24%	0.63%
NPAs as a percentage of total assets	0.14	0.13	0.14	0.23	0.52
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

Table 8 - Troubled Debt Restructurings
(dollars in thousands)
	June 30, 2018	December 31, 2017
Accruing TDRs	$4,549	$5,323
Nonaccruing TDRs	—	—
Total TDRs	$4,549	$5,323
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $55.8 million and $54.6 million, respectively, as of June 30, 2018 and December 31, 2017. Management closely tracks the financial performance of the borrower and the current values of collateral when assessing the collectability of these loans.
Allowance for Loan Losses
At June 30, 2018, the allowance for loan losses totaled $19.6 million, or 1.01% of loans, compared to $19.3 million, or 1.00% of loans, at December 31, 2017. The increase in the allowance was primarily related to an increase in loss factors applied to loans collectively evaluated for impairment.
Net charge-offs for the second quarter of 2018 and 2017 were $129,000 and $49,000, respectively. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(dollars in thousands)
	2018		2017
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$19,885	$19,344	$18,870	$21,870	$19,939
Provision for loan losses	(173)	811	312	314	2,048
Provision for PCI loan losses	—	(39)	(30)	8	(68)
Loans charged-off:
Commercial and industrial	—	(126)	—	(3,292)	—
Commercial real estate	(50)	—	—	—	—
Construction and land	—	—	—	(16)	—
Residential mortgages	—	(70)	—	—	—
Home equity	(102)	(58)	—	(31)	(8)
Consumer	(10)	(3)	(13)	(7)	(57)
Other	—	—	—	—	—
Total loans charged-off	(162)	(257)	(13)	(3,346)	(65)
Recoveries on loans previously charged-off:
Commercial and industrial	—	19	192	1	7
Commercial real estate	28	—	—	—	2
Construction and land	—	—	1	15	—
Residential mortgages	—	—	—	—	1
Home equity	—	—	—	—	1
Consumer	5	7	12	8	5
Other	—	—	—	—	—
Total recoveries	33	26	205	24	16
Net charge-offs	$(129)	$(231)	$192	$(3,322)	$(49)
Balance at period end	$19,583	$19,885	$19,344	$18,870	$21,870

Net charge-offs (annualized) to average loans	0.03%	0.05%	(0.04)%	0.68%	0.01%
Allowance for loan losses to loans held for investment	1.01	1.01	1.00	0.99	1.11

Investment Securities
Investment securities available-for-sale totaled $454.0 million at June 30, 2018, compared to $449.1 million at December 31, 2017. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of June 30, 2018, investment securities available-for-sale had a net unrealized loss of $16.5 million, compared to a net unrealized loss of $5.6 million as of December 31, 2017. Changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of June 30, 2018.
Changes in the amount of Atlantic Capital’s available-for-sale securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at June 30, 2018 and December 31, 2017 are provided in Table 10.

Table 10 - Securities
(dollars in thousands)
	June 30, 2018		December 31, 2017
Available-For-Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$37,114	$36,053	$34,699	$34,111
U.S. states and political divisions	91,755	84,664	92,169	90,001
Trust preferred securities	4,767	4,650	4,754	4,650
Corporate debt securities	12,902	12,411	12,948	12,622
Residential mortgage-backed securities	323,948	316,190	310,129	307,733
Total	$470,486	$453,968	$454,699	$449,117
The effective duration of Atlantic Capital’s securities at June 30, 2018 was 5.13 years.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at June 30, 2018 in Atlantic Capital’s other intangible assets.
Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists. Goodwill impairment in the amount of $69,000 related to the sale of the trust business was recorded during the second quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES
Deposits
At June 30, 2018, total deposits were $2.07 billion, a decrease of $384.1 million, or 16%, from December 31, 2017. Noninterest-bearing demand deposits decreased $136.6 million, or 19%, and money market deposits decreased $252.0 million, or 23%, from December 31, 2017 to June 30, 2018. The decrease was the result of seasonal volatility and a large increase in temporary deposits during the quarter ended December 31, 2017.
Total average deposits for the quarter ended June 30, 2018 were $2.14 billion, a decrease of $22.9 million, or 1%, from the same period in 2017. Average interest-bearing demand deposits increased $71.2 million, or 24%, and average brokered deposits decreased $98.3 million, or 49%, for the quarter ended June 30, 2018 from the same period in 2017. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits
(dollars in thousands)

Period End Deposits

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	Linked Quarter Change	Year Over Year Change
DDA	$595,867	$599,838	$732,442	$599,292	$612,744	$(3,971)	$(16,877)
NOW	332,481	302,636	306,331	270,740	250,254	29,845	82,227
Savings	27,559	29,407	26,573	30,131	30,170	(1,848)	(2,611)
Money Market	865,913	911,449	1,117,891	865,238	882,824	(45,536)	(16,911)
Time	152,111	140,594	138,612	144,250	142,915	11,517	9,196
Brokered	92,656	112,376	128,816	193,994	195,047	(19,720)	(102,391)
Total Deposits	$2,066,587	$2,096,300	$2,450,665	$2,103,645	$2,113,954	$(29,713)	$(47,367)

Payments Clients	$251,748	$311,943	$405,873	$239,079	$250,104	$(60,195)	$1,644

Average Deposits

	2018		2017			Linked Quarter Change	Year Over Year Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter(1)
DDA	$633,113	$638,730	$649,218	$628,029	$626,330	$(5,617)	$6,783
NOW	364,362	329,171	338,741	291,810	293,160	35,191	71,202
Savings	28,239	29,609	29,851	30,236	30,468	(1,370)	(2,229)
Money Market	861,552	898,800	907,524	870,618	860,116	(37,248)	1,436
Time	148,134	139,788	140,921	143,862	149,898	8,346	(1,764)
Brokered	100,425	117,787	128,594	156,708	198,703	(17,362)	(98,278)
Total Deposits	$2,135,825	$2,153,885	$2,194,849	$2,121,263	$2,158,675	$(18,060)	$(22,850)

Payments Clients	$219,016	$256,794	$234,558	$209,851	$244,157	$(37,778)	$(25,141)

Noninterest bearing deposits as a percentage of average deposits	29.6%	29.7%	29.6%	29.6%	29.0%
Cost of deposits	0.69%	0.57%	0.52%	0.50%	0.46%

(1) Includes average balances of deposits to be assumed in branch sale for the period ended June 30, 2017.

Short-Term Borrowings
At June 30, 2018 and December 31, 2017, balances of federal funds purchased were $65.0 million and $0, respectively. There were securities sold under repurchase agreements with commercial checking customers totaling $8.0 million and $0 as of June 30, 2018 and December 31, 2017, respectively.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At June 30, 2018 and December 31, 2017, Atlantic Capital had FHLB advances of $150.0 million and $45.0 million, respectively. FHLB borrowings increased due to an increase in short-term funding needs.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at June 30, 2018.
Liquidity

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At June 30, 2018, management believed that Atlantic Capital had sufficient on-balance sheet liquidity to meet its funding needs.
At June 30, 2018, Atlantic Capital had access to $310.0 million in unsecured borrowings and $571.4 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.

Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at June 30, 2018 was $316.8 million, an increase of $8.3 million, or 3%, from December 31, 2017. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements. Tables 12 and 13 provide additional information regarding regulatory capital requirements and Atlantic Capital’s capital levels. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 12 - Capital Ratios
(dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	Minimum	Well capitalized	Minimum Capital plus capital conservation buffer 2019
Risk based ratios:
Common equity tier 1 capital	12.0%	11.2%	13.5%	12.7%	4.5%	6.5%	7.0%
Tier 1 Capital	12.0	11.2	13.5	12.7	6.0	8.0	8.5
Total capital	15.0	14.1	14.3	13.6	8.0	10.0	10.5
Leverage ratio	10.5	9.7	11.7	11.1	4.0	5.0	N/A

Common equity tier 1 capital	$280,460	$259,865	$314,536	$295,629
Tier 1 capital	280,460	259,865	314,536	295,629
Total capital	350,513	329,641	334,969	315,870

Risk weighted assets	2,337,007	2,330,574	2,336,731	2,330,171
Quarterly average total assets for leverage ratio	2,666,894	2,667,652	2,687,590	2,675,228
As of June 30, 2018, Atlantic Capital continued to exceed minimum capital standards and the Bank remained “well-capitalized” under regulatory guidelines.
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
Under the revised rules, Atlantic Capital’s common equity tier 1 ratio was 12.0% at June 30, 2018, exceeding the fully phased-in minimum of 7.0%, which includes the 2.5% minimum capital conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 13 - Tier 1 Common Equity
(dollars in thousands)

June 30, 2018
Tier 1 capital	$280,460
Less: restricted core capital	—
Tier 1 common equity	$280,460

Risk-adjusted assets	$2,337,007
Tier 1 common equity ratio	12.0%
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2018, Atlantic Capital had issued commitments to extend credit of approximately $690.7 million and standby letters of credit of approximately $9.7 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations at June 30, 2018 compared to December 31, 2017.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of June 30, 2018, indicates that, over a 12-month period, net interest income is estimated to increase by 12.64% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan portfolio consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 14 provides the impact on net interest income resulting from various interest rate scenarios as of June 30, 2018 and December 31, 2017.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	June 30, 2018	December 31, 2017
-200	(14.48)%	(15.61)%
-100	(6.46)	(10.68)
+100	6.63	7.68
+200	12.64	15.64
+300	18.26	23.30
Atlantic Capital also utilizes the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of June 30, 2018, the MVE calculated with a 200-basis point shock up in rates decreased by 3.06% from the base case MVE value. Table 15 presents the MVE profile as of June 30, 2018 and December 31, 2017.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	June 30, 2018	December 31, 2017
-200	(0.74)%	(3.79)%
-100	(0.55)	(3.09)
+100	(1.11)	1.31
+200	(3.06)	1.38
+300	(5.85)	0.59
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2018, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of operations, Atlantic Capital and the Bank are, from time to time, defendants in various legal proceedings. Additionally, in the ordinary course of business, Atlantic Capital and the Bank are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal or regulatory matter which would result in a material adverse change, either individually or in the aggregate, in the consolidated financial condition or results of operations of Atlantic Capital.

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

10.1	Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018)*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) the Notes to the Unaudited Consolidated Financial Statements

* Management contract or compensatory plan or arrangement.

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

Date: August 8, 2018