Form 10-Q
period 2018-09-30
Atlantic Capital Bancshares, Inc.
filed 2018-11-08
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 26,107,896 shares outstanding as of October 31, 2018

Atlantic Capital Bancshares, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$28,007	$38,086
Interest-bearing deposits in banks	140,682	281,247
Other short-term investments	20,898	10,681
Cash and cash equivalents	189,587	330,014
Securities available-for-sale	465,756	449,117
Other investments	33,021	32,174
Loans held for sale	1,886	1,487
Loans held for investment	2,038,434	1,933,839
Less: Allowance for loan losses	(20,443)	(19,344)
Loans held for investment, net	2,017,991	1,914,495
Premises and equipment, net	17,371	12,054
Bank owned life insurance	64,769	63,667
Goodwill and intangible assets, net	26,557	27,633
Other real estate owned	968	1,215
Other assets	64,815	59,565
Total assets	$2,882,721	$2,891,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$653,816	$732,442
Interest-bearing checking	486,456	306,331
Savings	27,192	26,573
Money market	977,552	1,117,891
Time	155,689	138,612
Brokered deposits	79,119	128,816
Total deposits	2,379,824	2,450,665
Federal funds purchased and securities sold under agreements to repurchase	8,904	—
Federal Home Loan Bank borrowings	83,000	45,000
Long-term debt	49,662	49,535
Other liabilities	41,094	37,796
Total liabilities	2,562,484	2,582,996
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, no par value – 100,000,000 shares authorized; 26,103,666 and 25,712,909 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	305,300	299,474
Retained earnings	33,357	12,810
Accumulated other comprehensive (loss) income	(18,420)	(3,859)
Total shareholders’ equity	320,237	308,425
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,882,721	$2,891,421

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$24,619	$21,491	$71,073	$62,846
Investment securities available-for-sale	2,789	2,298	8,068	6,671
Interest and dividends on other interest-earning assets	1,111	562	2,706	1,617
Total interest income	28,519	24,351	81,847	71,134
INTEREST EXPENSE
Interest on deposits	4,403	2,693	11,098	7,221
Interest on Federal Home Loan Bank advances	637	459	1,912	1,213
Interest on federal funds purchased and securities sold under agreements to repurchase	92	84	267	196
Interest on long-term debt	824	824	2,476	2,471
Total interest expense	5,956	4,060	15,753	11,101
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	22,563	20,291	66,094	60,033
Provision for loan losses	845	322	1,444	2,936
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,718	19,969	64,650	57,097
NONINTEREST INCOME
Service charges	1,278	1,247	3,778	3,870
(Loss) gain on sales of securities available-for-sale	—	(80)	(2)	(80)
Gain (loss) on sales of other assets	58	44	(154)	788
Mortgage income	315	320	982	965
Trust income	—	437	1,025	1,332
Derivatives income	20	(3)	154	62
Bank owned life insurance	379	384	1,126	1,146
SBA lending activities	882	888	3,181	3,286
Gains on sale of branches	—	—	—	302
Gain on sale of trust business	—	—	1,681	—
Other noninterest income	134	240	609	950
Total noninterest income	3,066	3,477	12,380	12,621
NONINTEREST EXPENSE
Salaries and employee benefits	10,152	10,409	33,150	32,077
Occupancy	1,288	1,129	3,854	3,433
Equipment and software	964	776	2,655	2,577
Professional services	803	1,595	2,595	3,472
Postage, printing and supplies	75	63	194	226
Communications and data processing	947	982	2,993	3,038
Marketing and business development	281	272	662	721
FDIC premiums	208	308	552	754
Merger and conversion costs	—	—	—	304
Amortization of intangibles	296	391	958	1,286
Foreclosed property/problem asset expense	12	7	296	117
Other noninterest expense	1,569	1,572	4,439	4,866
Total noninterest expense	16,595	17,504	52,348	52,871
INCOME BEFORE PROVISION FOR INCOME TAXES	8,189	5,942	24,682	16,847
Provision for income taxes	1,676	1,890	4,980	5,236
NET INCOME	$6,513	$4,052	$19,702	$11,611
NET INCOME PER SHARE:
Net income per share – basic	$0.25	$0.16	$0.76	$0.45
Net income per share – diluted	$0.25	$0.16	$0.75	$0.45

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income	$6,513	$4,052	$19,702	$11,611
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of ($1,041), $272, ($3,775), and $2,450, respectively	(3,119)	434	(11,322)	3,916
Reclassification adjustment for losses (gains) included in net income net of tax of $0, $31, $1, and $31, respectively	—	49	1	49
Unrealized gains (losses) on available-for-sale securities, net of tax	(3,119)	483	(11,321)	3,965
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of ($145), ($46), ($799), and ($125), respectively	(434)	(75)	(2,396)	(202)
Changes from cash flow hedges	(434)	(75)	(2,396)	(202)
Other comprehensive income (loss), net of tax	(3,553)	408	(13,717)	3,763
Comprehensive income	$2,960	$4,460	$5,985	$15,374

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Total
Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$303,658
Comprehensive income:
Net Income	—	—	11,611	—	11,611
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	3,965	3,965
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(202)	(202)
Total comprehensive income					15,374
Issuance of restricted stock	101,791	—	—	—	—
Issuance of common stock for option exercises	459,693	3,172	—	—	3,172
Issuance of common stock for long-term incentive plan	61,799	1,209	—	—	1,209
Restricted stock activity	—	869	—	—	869
Stock option compensation	—	472	—	—	472
Balance - September 30, 2017	25,716,418	$298,469	$28,147	$(1,862)	$324,754

Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$308,425
Comprehensive income:
Net Income	—	—	19,702	—	19,702
Reclassification of tax effects from AOCI	—	—	844	(844)	—
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(11,321)	(11,321)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(2,396)	(2,396)
Total comprehensive income					5,985
Change in accounting principle - Revenue Recognition	—	—	1	—	1
Net issuance of restricted stock	66,686	—	—	—	—
Issuance of common stock for option exercises	285,230	4,003	—	—	4,003
Issuance of common stock for long-term incentive plan	38,841	687	—	—	687
Restricted stock activity	—	832	—	—	832
Stock option compensation	—	168	—	—	168
Performance share compensation	—	136	—	—	136
Balance - September 30, 2018	26,103,666	$305,300	$33,357	$(18,420)	$320,237

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$19,702	$11,611
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,444	2,936
Depreciation, amortization, and accretion	3,508	4,088
Amortization of restricted stock and performance share compensation	968	869
Stock option compensation	168	472
Loss (gain) on sales of available-for-sale securities	2	80
Loss on disposition of premises and equipment, net	214	347
Net write downs and losses (gains) on sales of other real estate owned	222	(267)
Small Business Investment Company (SBIC) impairment	228	—
Gain on sale of tax credit	—	(426)
Net increase in cash value of bank owned life insurance	(1,102)	(1,124)
Net gains on sale of branches	—	(302)
Net gain on sale of trust business	(1,681)	—
Origination of servicing assets	(739)	(749)
Proceeds from sales of SBA loans	46,924	34,448
Net gains on sale of SBA loans	(2,578)	(2,367)
Changes in operating assets and liabilities -
Net change in loans held for sale	(399)	7,587
Net (increase) decrease in other assets	581	(4,115)
Net decrease in accrued expenses and other liabilities	3,893	9,454
Net cash provided by operating activities	71,355	62,542
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	37,854	35,271
Maturities and calls	215	5,190
Sales	24	1,813
Purchases	(71,942)	(139,465)
Net change in loans held for investment	(149,347)	38,720
(Purchases) proceeds of Federal Home Loan Bank stock, net	(1,762)	(721)
(Purchases) proceeds of Federal Reserve Bank stock, net	(50)	(91)
Proceeds from sales of other real estate	402	1,081
Net cash received (paid) for branch divestiture	—	5,379
(Purchases) of premises and equipment, net	(7,242)	(1,353)
Net cash (used in) investing activities	(191,848)	(54,176)
FINANCING ACTIVITIES
Net change in deposits	(70,841)	(111,371)
Net change in short-term borrowings	8,904	—
Proceeds from Federal Home Loan Bank advances	1,203,100	1,404,000
Repayments of Federal Home Loan Bank advances	(1,165,100)	(1,389,000)
Proceeds from exercise of stock options	4,003	3,531
Net cash (used in) financing activities	(19,934)	(92,840)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(140,427)	(84,474)
CASH AND CASH EQUIVALENTS – beginning of period	330,014	165,725
CASH AND CASH EQUIVALENTS – end of period	$189,587	$81,251

	Nine Months Ended
	September 30,
SUPPLEMENTAL SCHEDULE OF CASH FLOWS	2018	2017
Interest paid	$14,817	$12,270
Income taxes paid	155	840

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
Recently Adopted Accounting Pronouncements
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 31, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has established a CECL working group with the expertise needed to implement the guidance. Members of the working group have developed a project task plan and timeline and are also attending conferences and meetings with audit firms, bank regulators and other banks to keep current on evolving interpretations of the guidance. The Company is implementing a software package supported by a third-party vendor to automate the calculation of the allowance for loan losses under the new methodology. Atlantic Capital is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.

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
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of September 30, 2018 and December 31, 2017. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
September 30, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$20,898	$—	$20,898	$(20,898)	$—	$—
Derivatives	4,572	—	4,572	—	—	4,572
Total	$25,470	$—	$25,470	$(20,898)	$—	$4,572
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$8,904	$—	$8,904	$(10,828)	$—	$—
Derivatives	8,552	—	8,552	(7,226)	(1,326)	—
Total	$17,456	$—	$17,456	$(18,054)	$(1,326)	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,681	$—	$10,681	$(10,681)	$—	$—
Derivatives	3,018	—	3,018	—	—	3,018
Total	$13,699	$—	$13,699	$(10,681)	$—	$3,018
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,023	—	4,023	(2,705)	(1,318)	—
Total	$4,023	$—	$4,023	$(2,705)	$(1,318)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at September 30, 2018 and December 31, 2017.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2018
Debt securities—
U.S. Government agencies	$36,708	$—	$(1,263)	$35,445
U.S. states and political divisions	91,656	2	(8,993)	82,665
Trust preferred securities	4,774	—	(149)	4,625
Corporate debt securities	12,879	—	(510)	12,369
Residential mortgage-backed securities	340,417	2,427	(12,192)	330,652
Total	$486,434	$2,429	$(23,107)	$465,756

December 31, 2017
Debt securities—
U.S. Government agencies	$34,699	$11	$(599)	$34,111
U.S. states and political divisions	92,169	237	(2,405)	90,001
Trust preferred securities	4,754	—	(104)	4,650
Corporate debt securities	12,948	60	(386)	12,622
Residential mortgage-backed securities	310,129	2,423	(4,819)	307,733
Total	$454,699	$2,731	$(8,313)	$449,117

The following table presents the amortized cost and fair value of debt securities by contractual maturity at September 30, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$246	$245
Over 1 year through 5 years	30,299	29,151
5 years to 10 years	47,062	45,326
Over 10 years	68,410	60,382
	146,017	135,104
Residential mortgage-backed securities	340,417	330,652
Total	$486,434	$465,756

The following table summarizes available-for-sale securities in an unrealized loss position as of September 30, 2018 and December 31, 2017.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2018
U.S. Government agencies	$11,983	$(310)	$23,462	$(952)	$35,445	$(1,262)
U.S. states and political divisions	22,182	(1,301)	59,978	(7,693)	82,160	(8,994)
Trust preferred securities	4,625	(149)	—	—	4,625	(149)
Corporate debt securities	7,446	(141)	4,922	(369)	12,368	(510)
Residential mortgage-backed securities	133,239	(3,224)	184,247	(8,968)	317,486	(12,192)
Totals	$179,475	$(5,125)	$272,609	$(17,982)	$452,084	$(23,107)
December 31, 2017
U.S. Government agencies	$22,148	$(348)	$9,145	$(251)	$31,293	$(599)
U.S. states and political divisions	14,009	(183)	58,744	(2,222)	72,753	(2,405)
Trust preferred securities	—	—	4,650	(104)	4,650	(104)
Corporate debt securities	2,989	(27)	2,970	(359)	5,959	(386)
Residential mortgage-backed securities	155,637	(1,344)	126,580	(3,475)	282,217	(4,819)
Totals	$194,783	$(1,902)	$202,089	$(6,411)	$396,872	$(8,313)
At September 30, 2018, there were 337 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2018 and December 31, 2017 were attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and internal and external analyst reviews. No impairment charges on securities available-for-sale were recognized during the three or nine months ended September 30, 2018 or 2017.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Proceeds from sales	$—	$1,813	$24	$1,813
Gross realized gains	—	—	—	—
Gross realized losses	—	(80)	(2)	(80)
Net losses on sales of securities	$—	$(80)	$(2)	$(80)
Investment securities with a carrying value of $70.6 million and $93.9 million were pledged to secure public funds and other borrowings at September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, Atlantic Capital had investments with a carrying value of $4.1 million in Small Business Investment Companies (“SBICs”) where Atlantic Capital is the limited partner. During the second quarter of 2018, and cumulatively for the nine months ended September 30, 2018, the Company recorded impairment in the amount of $228,000 on these SBICs. The impairment resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of September 30, 2018 and December 31, 2017, is summarized below.

	September 30, 2018	December 31, 2017
	(in thousands)
Loans held for sale
Other loans held for sale	$1,886	$1,487
Total loans held for sale	$1,886	$1,487

Loans held for investment
Commercial loans:
Commercial and industrial	$648,349	$615,359
Commercial real estate	974,054	940,415
Construction and land	159,781	115,495
Mortgage warehouse participations	27,838	39,981
Total commercial loans	1,810,022	1,711,250
Residential:
Residential mortgages	109,522	104,484
Home equity	66,847	76,244
Total residential loans	176,369	180,728
Consumer	33,540	29,393
Other	21,399	16,278
Total loans	2,041,330	1,937,649
Less net deferred fees and other unearned income	(2,896)	(3,810)
Less allowance for loan losses	(20,443)	(19,344)
Loans held for investment, net	$2,017,991	$1,914,495
At September 30, 2018 and December 31, 2017, loans with a carrying value of $720.5 million and $667.2 million, respectively, were pledged as collateral to secure Federal Home Loan Bank of Atlanta (“FHLB”) advances and the Federal Reserve discount window.
At September 30, 2018, the carrying value and outstanding balance of Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 was $6.3 million and $8.3 million, respectively. At December 31, 2017, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $11.8 million and $14.1 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
Balance at beginning of period	$2,456	$3,130	$2,316	$3,467
Accretion	(299)	(427)	(898)	(1,206)
Reclassification of nonaccretable discount due to change in expected cash flows	180	(202)	473	142
Other changes, net	96	281	542	379
Balance at end of period	$2,433	$2,782	$2,433	$2,782

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At September 30, 2018, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $2.2 million compared to $2.8 million at December 31, 2017.

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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017.

	2018				2017
Three Months Ended September 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,491	$811	$281	$19,583	$20,692	$860	$318	$21,870
Provision for loan losses	761	109	(25)	845	273	55	(6)	322
Loans charged-off	—	—	—	—	(3,308)	(31)	(7)	(3,346)
Recoveries	—	—	15	15	16	—	8	24
Total ending allowance balance	$19,252	$920	$271	$20,443	$17,673	$884	$313	$18,870

	2018				2017
Nine Months Ended September 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,267	$802	$275	$19,344	$18,717	$1,418	$460	$20,595
Provision for loan losses	1,115	348	(19)	1,444	3,152	(451)	235	2,936
Loans charged-off	(176)	(230)	(13)	(419)	(4,221)	(85)	(396)	(4,702)
Recoveries	46	—	28	74	25	2	14	41
Total ending allowance balance	$19,252	$920	$271	$20,443	$17,673	$884	$313	$18,870
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
PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual at September 30, 2018 or December 31, 2017, as the carrying value of the respective loan or pool of loans’ cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), is being recognized on all acquired loans accounted for under ASC 310-30.
The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of September 30, 2018 and December 31, 2017.

September 30, 2018	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$257	$—	$—	$257
Collectively evaluated for impairment	18,995	827	271	20,093
PCI	—	93	—	93
Total ending allowance balance	$19,252	$920	$271	$20,443

Loans:
Loans individually evaluated for impairment	$10,633	$192	$—	$10,825
Loans collectively evaluated for impairment	1,795,176	174,093	54,929	2,024,198
PCI	4,213	2,084	10	6,307
Total ending loans balance	$1,810,022	$176,369	$54,939	$2,041,330

December 31, 2017	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$306	$—	$—	$306
Collectively evaluated for impairment	17,918	800	275	18,993
PCI	43	2	—	45
Total ending allowance balance	$18,267	$802	$275	$19,344

Loans:
Loans individually evaluated for impairment	$6,886	$186	$—	$7,072
Loans collectively evaluated for impairment	1,694,948	178,204	45,671	1,918,823
PCI	9,416	2,338	—	11,754
Total ending loans balance	$1,711,250	$180,728	$45,671	$1,937,649

The following table presents information on Atlantic Capital’s impaired loans for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018					2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,455	$4,455	$—	$4,488	$57	$2,424	$2,361	$—	$2,287	$14
Commercial real estate	1,725	1,562	—	1,569	—	1,946	1,783	—	1,889	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	237	192	—	201	1	236	190	—	191	—
Home equity	—	—	—	—	—	529	529	—	531	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$6,417	$6,209	$—	$6,258	$58	$5,135	$4,863	$—	$4,898	$14
Impaired loans with an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$4,333	$4,333	$356	$4,375	$49
Commercial real estate	4,616	4,616	257	4,616	—	572	572	134	576	6
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,616	$4,616	$257	$4,616	$—	$4,905	$4,905	$490	$4,951	$55
Total impaired loans	$11,033	$10,825	$257	$10,874	$58	$10,040	$9,768	$490	$9,849	$69

	For the Nine Months Ended September 30,
	2018					2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,455	$4,455	$—	$4,584	$173	$2,424	$2,361	$—	$2,717	$42
Commercial real estate	1,725	1,562	—	1,577	—	1,946	1,783	—	1,925	1
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	237	192	—	203	2	236	190	—	221	—
Home equity	—	—	—	—	—	529	529	—	264	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$6,417	$6,209	$—	$6,364	$175	$5,135	$4,863	$—	$5,127	$43
Impaired loans with an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$4,333	$4,333	$356	$4,454	$149
Commercial real estate	4,616	4,616	257	4,616	—	572	572	134	581	19
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,616	$4,616	$257	$4,616	$—	$4,905	$4,905	$490	$5,035	$168
Total impaired loans	$11,033	$10,825	$257	$10,980	$175	$10,040	$9,768	$490	$10,162	$211

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of September 30, 2018 and December 31, 2017, the Company had a recorded investment in TDRs of $9.1 million and $5.3 million, respectively. The Company had commitments to lend additional funds of $18,000 and $26,000 on loans modified as TDRs, as of September 30, 2018 and December 31, 2017, respectively. During the three months ended September 30, 2018, the Company extended the interest-only repayment period on a large commercial and industrial loan, resulting in its reclassification to a TDR. During the three months ended September 30, 2017, a large commercial and industrial borrower was sold. As a part of the deficiency agreement, part of the credit relationship was restructured. The restructure included a charge off and the reclassification of the remaining balance to a TDR of $980,000. Additionally, during the nine months ended September 30, 2017, the modification of terms for one home equity loan included a short term extension of the maturity date. There were no subsequent defaults on prior TDRs during the three and nine month periods ended September 30, 2018 and 2017.
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

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful	Total
	(in thousands)
September 30, 2018
Commercial and industrial	$622,599	$3,157	$21,221	$318	$—	$647,295
Commercial real estate	952,182	2,079	15,327	—	1,562	971,150
Construction and land	159,505	21	—	—	—	159,526
Residential mortgages	105,232	1,178	859	315	289	107,873
Home equity	66,002	—	353	57	—	66,412
Mortgage warehouse	27,838	—	—	—	—	27,838
Consumer/Other	54,677	19	58	175	—	54,929
Total loans, excluding PCI loans	$1,988,035	$6,454	$37,818	$865	$1,851	$2,035,023
Commercial and industrial	$—	$—	$1,054	$—	$—	$1,054
Commercial real estate	2,370	427	—	—	107	2,904
Construction and land	243	5	7	—	—	255
Residential mortgages	631	325	693	—	—	1,649
Home equity	195	74	166	—	—	435
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	—	10	—	—	10
Total PCI loans	$3,439	$831	$1,930	$—	$107	$6,307

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful	Total
	(in thousands)
December 31, 2017
Commercial and industrial	$572,942	$15,643	$21,332	$16	$2	$609,935
Commercial real estate	919,939	6,227	8,906	—	1,592	936,664
Construction and land	115,255	—	—	—	—	115,255
Residential mortgages	100,342	1,075	753	398	321	102,889
Home equity	74,841	64	310	285	—	75,500
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer/Other	45,422	57	192	—	—	45,671
Total loans, excluding PCI loans	$1,868,722	$23,066	$31,493	$699	$1,915	$1,925,895
Commercial and industrial	$—	$3,881	$1,543	$—	$—	$5,424
Commercial real estate	3,151	212	276	—	112	3,751
Construction and land	222	7	11	—	—	240
Residential mortgages	428	493	674	—	—	1,595
Home equity	34	354	356	—	—	744
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—
Total PCI loans	$3,835	$4,947	$2,860	$—	$112	$11,754

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans.

	As of September 30, 2018
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$646,461	$516	$—	$318	$1,054	$648,349
Commercial real estate	969,116	472	—	1,562	2,904	974,054
Construction and land	159,518	8	—	—	255	159,781
Residential mortgages	106,343	926	—	604	1,649	109,522
Home equity	66,131	224	—	57	435	66,847
Mortgage warehouse	27,838	—	—	—	—	27,838
Consumer	54,747	7	—	175	10	54,939
Total Loans	$2,030,154	$2,153	$—	$2,716	$6,307	$2,041,330

	As of December 31, 2017
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$606,677	$3,239	$—	$19	$5,424	$615,359
Commercial real estate	932,916	2,156	—	1,592	3,751	940,415
Construction and land	114,988	267	—	—	240	115,495
Residential mortgages	100,402	1,470	298	719	1,595	104,484
Home equity	75,081	135	—	284	744	76,244
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer	45,599	72	—	—	—	45,671
Total Loans	$1,915,644	$7,339	$298	$2,614	$11,754	$1,937,649

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill and other intangible assets as of September 30, 2018 and December 31, 2017 is summarized below:

	September 30,	December 31,
	2018	2017
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(5,582)	(4,624)
Less: impairment related to divested branches	(2,286)	(2,286)
Core deposit intangible, net	1,676	2,634
Servicing assets, net	3,191	3,240
Total other intangibles, net	4,867	5,874
Goodwill	21,690	21,759
Total goodwill and other intangible assets, net	$26,557	$27,633

Goodwill impairment in the amount of $69,000 related to the sale of the trust business was recorded during the second quarter of 2018. There were no goodwill impairment charges recorded in the three months ended September 30, 2018 or the three and nine months ended September 30, 2017. The following table presents activity for goodwill and other intangible assets:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Goodwill	Core Deposit Intangible	Total	Goodwill	Core Deposit Intangible	Total
	(in thousands)
2018
Balance, beginning of period	$21,690	$1,972	$23,662	$21,759	$2,634	$24,393
Amortization	—	(296)	(296)	—	(958)	(958)
Impairment, due to trust business sale	—	—	—	(69)	—	(69)
Balance, end of period	$21,690	$1,676	$23,366	$21,690	$1,676	$23,366

2017
Balance, beginning of period	$21,759	$3,392	$25,151	$21,759	$4,624	$26,383
Amortization	—	(391)	(391)	—	(1,286)	(1,286)
Impairment, due to branch divestiture	—	—	—	—	(337)	(337)
Balance, end of period	$21,759	$3,001	$24,760	$21,759	$3,001	$24,760

NOTE 8 – SERVICING ASSETS
SBA Servicing Assets
SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other assets. As of September 30, 2018 and December 31, 2017, the balance of SBA loans sold and serviced by Atlantic Capital totaled $152.2 million and $135.8 million, respectively.
Changes in the balance of servicing assets for the three and nine months ended September 30, 2018 and 2017 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
SBA Loan Servicing Assets	2018	2017	2018	2017
	(in thousands)
Beginning carrying value, net	$2,827	$2,564	$2,635	$2,359
Additions	120	157	739	750
Amortization	(239)	(221)	(666)	(609)
Impairment	—	—	—	—
Ending carrying value	$2,708	$2,500	$2,708	$2,500
At September 30, 2018 and December 31, 2017, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	September 30, 2018	December 31, 2017
	(dollars in thousands)
Fair value of retained servicing assets	$2,731	$2,865
Weighted average life	5.10 years	6.22 years
Prepayment speed:	11.06%	8.64%
Decline in fair value due to a 10% adverse change	$(123)	$(103)
Decline in fair value due to a 20% adverse change	$(214)	$(181)
Weighted average discount rate	15.72%	13.01%
Decline in fair value due to a 100 bps adverse change	$(99)	$(103)
Decline in fair value due to a 200 bps adverse change	$(167)	$(180)
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

TriNet Servicing Assets
Changes in the balance of TriNet servicing assets for the three and nine months ended September 30, 2018 and 2017 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
TriNet Servicing Assets	2018	2017	2018	2017
	(in thousands)
Beginning carrying value, net	$523	$731	$605	$825
Additions	—	—	—	—
Amortization	(40)	(46)	(122)	(140)
Impairment	—	—	—	—
Ending carrying value	$483	$685	$483	$685
At September 30, 2018 and December 31, 2017, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	September 30, 2018	December 31, 2017
	(dollars in thousands)
Fair value of retained servicing assets	$565	$697
Weighted average life	7.34 years	7.37 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(8)	$(10)
Decline in fair value due to a 20% adverse change	$(15)	$(20)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(14)	$(19)
Decline in fair value due to a 200 bps adverse change	$(27)	$(37)
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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2018			September 30, 2018
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(19,825)	$4,958	$(14,867)	$(6,274)	$2,415	$(3,859)
Reclassification of tax effects from AOCI	—	—	—	—	(844)	(844)
Unrealized net gains (losses) on investment securities available-for-sale	(4,160)	1,041	(3,119)	(15,097)	3,775	(11,322)
Reclassification adjustment for net realized losses on investment securities available-for-sale	—	—	—	2	(1)	1
Unrealized net gains (losses) on derivatives	(579)	145	(434)	(3,195)	799	(2,396)
Accumulated other comprehensive income (loss) end of period	$(24,564)	$6,144	$(18,420)	$(24,564)	$6,144	$(18,420)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2017
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(3,690)	$1,420	$(2,270)	$(9,144)	$3,519	$(5,625)
Unrealized net gains (losses) on investment securities available-for-sale	706	(272)	434	6,366	(2,450)	3,916
Reclassification adjustment for net realized losses on investment securities available-for-sale	80	(31)	49	80	(31)	49
Unrealized net gains (losses) on derivatives	(121)	46	(75)	(327)	125	(202)
Accumulated other comprehensive income (loss) end of period	$(3,025)	$1,163	$(1,862)	$(3,025)	$1,163	$(1,862)

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
The following table represents the earnings per share calculations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands, except share and per share amounts)
Net income available to common shareholders	$6,513	$4,052	$19,702	$11,611
Weighted average shares outstanding
Basic (1)	26,103,397	25,699,179	25,956,336	25,548,646
Effect of dilutive securities:
Stock options, warrants and performance share awards	151,375	191,600	178,319	251,205
Diluted	26,254,772	25,890,779	26,134,655	25,799,851
Income per common share:
Basic	$0.25	$0.16	$0.76	$0.45
Diluted	$0.25	$0.16	$0.75	$0.45
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options outstanding of 244 at September 30, 2018 and 550 at September 30, 2017 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share.
At September 30, 2018, 26,103,666 shares of common stock were issued and outstanding. At December 31, 2017, 25,712,909 shares of common stock were issued and outstanding.
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
Cash Flow Hedges
At September 30, 2018, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2018 and December 31, 2017, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $100.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three and nine months ended September 30, 2018 and 2017. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $461,000 will be reclassified as a decrease to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in other noninterest income in the Consolidated Statements of Income. At September 30, 2018 and December 31, 2017, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $111.0 million and $142.3 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At September 30, 2018 and December 31, 2017, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $9.1 million and $8.8 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At September 30, 2018 and December 31, 2017, Atlantic Capital had credit risk participation agreements with a notional amount of $10.0 million and $14.8 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of September 30, 2018 and December 31, 2017:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		September 30, 2018		December 31, 2017
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other liabilities	$100,000	$3,998	$100,000	$887

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		September 30, 2018		December 31, 2017
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$55,483	$1,650	$71,160	$946
Zero premium collar	Other assets	91,534	2,922	94,953	2,072
		$147,017	$4,572	$166,113	$3,018

Dealer offsets to customer swap positions	Other liabilities	$55,483	$1,631	$71,160	$975
Credit risk participation	Other liabilities	10,001	1	14,807	4
Dealer offset to zero premium collar	Other liabilities	91,534	2,922	94,953	2,157
		$157,018	$4,554	$180,920	$3,136
The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017.

Derivatives not designated as hedging instruments under ASC 815

(in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate products	Other income / (expense)	$10	$(3)	$132	$(121)
Other contracts	Other income / (expense)	—	—	4	(6)
Total		$10	$(3)	$136	$(127)

Fee income	Other income / (expense)	$10	$—	$18	$189
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and nine months ended September 30, 2018 and 2017:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)			Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2018	2017	Location	2018	2017	2018	2017	Location	2018	2017
Interest rate swaps	$(598)	$(75)	Interest income	$(18)	$84	$(3,093)	$(202)	Interest income	$103	$331

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT
Federal Home Loan Bank borrowings as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018			December 31, 2017
	Balance	Interest Rate		Balance	Interest Rate
	(in thousands)			(in thousands)
FHLB short-term borrowings:			FHLB short-term borrowings:
Fixed rate advance maturing October 1, 2018	$30,000	2.09%	Fixed rate advance maturing January 16, 2018	$45,000	1.40%
Fixed rate advance maturing October 2, 2018	53,000	2.09%
Total	$83,000		Total	$45,000
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
Subordinated debt is summarized as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	338	465
Subordinated debt, net	$49,662	$49,535
All subordinated debt outstanding at September 30, 2018 matures after more than five years.
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
As of September 30, 2018, approximately 3,515,000 additional awards were available to be granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.
As of September 30, 2018 and December 31, 2017, no warrants were outstanding for the purchase of common stock.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30,
	2018	2017
Risk‑free interest rate	1.66%	1.00-1.99%
Expected term in years	0.25	0.25-8
Expected stock price volatility	24.2%	23.2-25.3%
Dividend yield	—%	—%
The following table represents stock option activity for the nine months ended September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	757,711	$12.66
Granted/modified(1)	15,000	14.64
Exercised	(300,616)	13.32
Forfeited(1)	(19,935)	14.08
Expired	(306)	105.97
Outstanding, September 30, 2018	451,854	$11.97	4.25	$2,185

Exercisable, September 30, 2018	371,974	$11.39	3.63	$2,022

(1) During the nine months ended September 30, 2018, the Company modified options for 15,000 shares. The modifications are included as shares granted/modified and as shares forfeited in this table.
Atlantic Capital recognized compensation expense relating to stock options of $70,000 and $167,000 for the three and nine months ended September 30, 2018, respectively, and $191,000 and $472,000 for the three and nine months ended September 30, 2017, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. In April 2018, the Company granted performance share awards to members of executive management under Atlantic Capital’s Long Term Incentive Plan (“LTIP”). The Company also granted restricted stock awards to certain employees in 2018 under the 2015 Stock Incentive Plan.
The following table represents restricted stock and performance share award activity for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	239,468	$15.69
Granted/modified(1)	135,757	19.89
Exercised	(59,300)	15.16
Forfeited(1)	(30,888)	15.97
Outstanding, September 30, 2018	285,037	$17.78

(1) During the nine months ended September 30, 2018, the Company modified 6,869 restricted stock awards. The modifications are included as shares granted/modified and as shares forfeited in this table.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards are based on the fair value of certain market conditions and the achievement of performance conditions. The value of restricted stock and performance share grants that are expected to vest is amortized into expense over the vesting period. For the three months ended September 30, 2018 and 2017, compensation expense of $444,000 and $396,000, respectively, was recognized related to restricted stock and performance share awards. For the nine months ended September 30, 2018 and 2017, compensation expense of $1.3 million and $869,000, respectively, was recognized related to restricted stock and performance share awards.
As of September 30, 2018, there was $2.9 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.53 years.
During the nine months ended September 30, 2018, the Company modified options for 15,000 shares and 6,869 restricted stock awards to two individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $111,000 for the nine months ended September 30, 2018.
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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the nine months ended September 30, 2018 and 2017.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

	Fair Value Measurements at
	September 30, 2018 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$35,445	$—	$35,445
U.S. states and political subdivisions	—	82,665	—	82,665
Trust preferred securities	—	4,625	—	4,625
Corporate debt securities	—	12,369	—	12,369
Mortgage-backed securities	—	330,652	—	330,652
Total securities available-for-sale	$—	$465,756	$—	$465,756
Interest rate derivative assets	$—	$4,572	$—	$4,572
Interest rate derivative liabilities	$—	$8,552	$—	$8,552

	Fair Value Measurements at
	December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$34,111	$—	$34,111
U.S. states and political subdivisions	—	90,001	—	90,001
Trust preferred securities	—	4,650	—	4,650
Corporate debt securities	—	12,622	—	12,622
Mortgage-backed securities	—	307,733	—	307,733
Total securities available-for-sale	$—	$449,117	$—	$449,117
Interest rate derivative assets	$—	$3,018	$—	$3,018
Interest rate derivative liabilities	$—	$4,023	$—	$4,023

For the nine months ended September 30, 2018 and 2017, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

September 30, 2018	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$1,588	$1,588

December 31, 2017	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$2,199	$2,199
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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at September 30, 2018 and December 31, 2017.

	Fair Value Measurements at
	September 30, 2018 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$28,007	$28,007	$—	$—
Interest bearing deposits in banks	140,682	140,682	—	—
Other short-term investments	20,898	20,898	—	—
Total securities available-for-sale	465,756	—	465,756	—
FHLB stock	6,150	—	—	6,150
Federal Reserve Bank stock	9,842	—	—	9,842
Loans held for investment, net	2,017,991	—	—	1,963,794
Loans held for sale	1,886	—	1,886	—
Derivative assets	4,572	—	4,572	—
Financial liabilities
Deposits	$2,379,824	$—	$2,208,910	$—
Federal funds purchased and securities sold under agreements to repurchase	8,904	8,904	—	—
Subordinated debt	49,662	—	48,995	—
FHLB advances	83,000	—	83,011	—
Derivative financial instruments	8,552	—	8,552	—

	Fair Value Measurements at
	December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$38,086	$38,086	$—	$—
Interest-bearing deposits in other banks	281,247	281,247	—	—
Other short-term investments	10,681	10,681	—	—
Total securities available-for-sale	449,117	—	449,117	—
FHLB stock	4,388	—	—	4,388
Federal Reserve Bank stock	9,792	—	—	9,792
Loans held for investment, net	1,914,495	—	—	1,955,705
Loans held for sale	1,487	—	1,487	—
Derivative assets	3,018	—	3,018	—
Financial liabilities
Deposits	$2,450,665	$—	$2,411,810	$—
Subordinated debt	49,535	—	49,888	—
FHLB advances	45,000	—	45,057	—
Derivative financial instruments	4,023	—	4,023	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$717,847	$689,753
Standby letters of credit	13,006	10,958
	$730,853	$700,711

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
Service Charges on Deposit Accounts
Service charges represent general service fees for monthly account maintenance and activity, or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed, such as a wire transfer or ATM withdrawal. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Deposit account analysis fees and charges	$654	$551	$1,860	$1,567
ATM fees	276	370	863	1,182
NSF fees	177	176	541	625
Wire fees	110	88	302	266
Foreign Exchange Fees	54	50	186	186
Other	7	12	26	44
	$1,278	$1,247	$3,778	$3,870
Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. During the second quarter of 2018, Atlantic Capital sold its trust business, Southeastern Trust Company. The following table presents trust income by type of service provided for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Personal trust and agency accounts	$—	$259	$616	$728
Employee benefit and retirement-related trust and agency accounts	—	58	120	166
Investment management and investment advisory agency accounts	—	89	217	263
Custody and safekeeping accounts	—	12	26	43
Other	—	19	46	132
	$—	$437	$1,025	$1,332
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
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

•	costs associated with, and fluctuations in income resulting from, strategic decisions with respect to particular markets, locations or lines of business;

•	loss of income from our trust business, and potential loss of customers, following our exit of this business;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of our products and services, particularly new deposit products;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which we conduct operations may adversely affect our operating results;

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

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	increased competitive pressure due to consolidation in the financial services industry, particularly the entry of larger financial institutions in our geographic markets;

•	our ability to recruit and retain talented executive officers, and key employees and their customer and community relationships;

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

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
Atlantic Capital reported net income of $6.5 million for the third quarter of 2018 compared to net income of $4.1 million for the third quarter of 2017. Diluted income per common share was $0.25 for the third quarter of 2018 compared to diluted income per common share of $0.16 for the third quarter of 2017.
For the nine months ended September 30, 2018, Atlantic Capital reported net income of $19.7 million. This compared to net income $11.6 million for the nine months ended September 30, 2017. Diluted income per common share was $0.75 for the nine months ended September 30, 2018 compared to $0.45 for the same period in 2017.
The increase in net income for the three months ended September 30, 2018, compared to the same period in 2017, was primarily attributable to a $2.3 million, or 11%, increase in net interest income before provision for loan losses.
For the nine months ended September 30, 2018 compared to the first nine months of 2017, the increase in net income was primarily attributable to a $6.1 million, or 10%, increase in net interest income before provision for loan losses, a $1.5 million, or 51%, decrease in loan loss provision, and a $1.7 million gain on the sale of Southeastern Trust Company.
Taxable equivalent net interest income was $22.7 million for the third quarter of 2018, compared to $20.5 million for the third quarter of 2017. Taxable equivalent net interest margin increased to 3.47% for the three months ended September 30, 2018 from 3.26% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, taxable equivalent net interest income was $66.4 million compared to $60.7 million for the same period of 2017. Taxable equivalent net interest margin increased to 3.50% for the nine months ended September 30, 2018 from 3.24% for the nine months ended September 30, 2017. The margin increase for the three and nine months ended September 30, 2018 compared to the prior year was due to increases in the Fed Funds rate.
Provision for loan losses for the quarter ended September 30, 2018 totaled $845,000, an increase of $523,000 from the quarter ended September 30, 2017. The increase was primarily related to an increase in loan balances. For the nine months ended September 30, 2018, Atlantic Capital’s provision for loan losses was $1.4 million compared to a provision of $2.9 million for the first nine months of 2017. The decrease was primarily due to a lower level of net charge-offs for the nine months ended September 30, 2018 compared to the first nine months of 2017.
Noninterest income decreased $411,000, or 12%, to $3.1 million from the third quarter of 2017. The decrease was primarily due to a $437,000, or 100%, decrease in trust income due to the sale of the trust business in the second quarter of 2018.
For the first nine months of 2018, noninterest income decreased $241,000, or 2%, to $12.4 million. The decrease was primarily due to a $942,000 decrease in gains on sales of other assets, a $307,000 decrease in trust income, and a $302,000 decrease in gains on sale of branches. These decreases were offset by a $1.7 million net gain on the sale of Southeastern Trust Company in 2018. For the first nine months of 2017, gains on sales of other assets included a $240,000 gain on sale of other real estate owned and a $426,000 gain on the sale of a tax credit investment.
For the third quarter of 2018, noninterest expense decreased $909,000, or 5%, to $16.6 million compared to the third quarter of 2017. The most significant component of the decrease was a $792,000, or 50%, decrease in professional services primarily related to a reduction in legal fees.
Noninterest expense totaled $52.3 million for the nine months ended September 30, 2018, compared to $52.9 million for the same period in 2017. The most significant components of the decrease were an $877,000, or 25%, decrease in professional services and a $304,000 decrease in merger expenses related to the rebranding of the legacy First Security branches during the second quarter of 2017. These decreases were offset by a $1.1 million, or 3%, increase in salary and employee benefits primarily related to severance expense, as well as a $421,000, or 12%, increase in occupancy expense due to the move of the Atlanta headquarters.

Table 1 - Quarterly Selected Financial Data
(dollars in thousands, except share and per share data; taxable equivalent)

	2018			2017		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2018	2017
INCOME SUMMARY
Interest income	$28,616	$27,444	$26,085	$25,350	$24,566	$82,145	$71,827
Interest expense	5,956	5,332	4,465	4,028	4,060	15,753	11,101
Net interest income	22,660	22,112	21,620	21,322	20,506	66,392	60,726
Provision for loan losses	845	(173)	772	282	322	1,444	2,936
Net interest income after provision for loan losses	21,815	22,285	20,848	21,040	20,184	64,948	57,790
Noninterest income	3,066	5,331	3,983	3,568	3,477	12,380	12,621
Noninterest expense	16,595	17,361	18,392	20,594	17,504	52,348	52,871
Income before income taxes	8,286	10,255	6,439	4,014	6,157	24,980	17,540
Income tax expense	1,773	2,104	1,401	19,351	2,105	5,278	5,929
Net income (loss)	$6,513	$8,151	$5,038	$(15,337)	$4,052	$19,702	$11,611

PER SHARE DATA
Basic earnings per share	$0.25	$0.31	$0.20	$(0.60)	$0.16	$0.76	$0.45
Diluted earnings per share	0.25	0.31	0.19	(0.60)	0.16	0.75	0.45

PERFORMANCE MEASURES
Return on average equity	8.07%	10.46%	6.66%	(18.66)%	4.96%	8.41%	4.91%
Return on average assets	0.92	1.20	0.76	(2.24)	0.60	0.96	0.57
Taxable equivalent net interest margin	3.47	3.54	3.51	3.39	3.26	3.50	3.24
Efficiency ratio	64.75	67.65	72.13	83.45	73.65	68.17	72.77
Equity to assets	11.11	11.77	11.29	10.67	12.31	11.11	12.31

ASSET QUALITY
Allowance for loan losses to loans	1.00%	1.01%	1.01%	1.00%	0.99%	1.00%	0.99%
Net charge-offs	$(15)	$129	$231	$(192)	$3,322	$345	$4,661
Net charge-offs to average loans(1)	(0.00)%	0.03%	0.05%	(0.04)%	0.68%	0.02%	0.32%
NPAs to total assets	0.13	0.14	0.13	0.14	0.23	0.13	0.23

AVERAGE BALANCES
Total loans	$1,963,817	$1,927,063	$1,938,953	$1,898,745	$1,934,505	$1,943,369	$1,948,700
Investment securities	461,348	454,634	453,917	460,269	455,868	456,660	443,565
Total assets	2,805,740	2,718,071	2,704,822	2,720,070	2,701,387	2,743,247	2,719,519
Deposits	2,254,072	2,135,825	2,153,885	2,194,849	2,121,263	2,181,628	2,130,677
Shareholders’ equity	320,090	312,543	306,821	326,059	323,832	313,200	316,361
Number of common shares - basic	26,103,397	26,010,914	25,750,824	25,723,548	25,699,179	25,956,336	25,548,646
Number of common shares - diluted	26,254,772	26,200,026	25,945,773	25,888,064	25,890,779	26,134,655	25,799,851

AT PERIOD END
Total loans	$2,040,320	$1,935,923	$1,960,256	$1,935,326	$1,908,706	$2,040,320	$1,908,706
Investment securities	465,756	453,968	458,730	449,117	447,005	465,756	447,005
Total assets	2,882,721	2,690,674	2,718,665	2,891,421	2,638,412	2,882,721	2,638,412
Deposits	2,379,824	2,066,587	2,096,300	2,450,665	2,103,645	2,379,824	2,103,645
Shareholders’ equity	320,237	316,770	307,059	308,425	324,754	320,237	324,754
Number of common shares outstanding	26,103,666	26,102,217	25,772,208	25,712,909	25,716,418	26,103,666	25,716,418

(1) Annualized.

Non-GAAP Performance Measures Reconciliation
(dollars in thousands)
	2018			2017		For the nine months ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2018	2017
Taxable equivalent interest income reconciliation
Interest income - GAAP	$28,519	$27,346	$25,982	$25,137	$24,351	$81,847	$71,134
Taxable equivalent adjustment	97	98	103	213	215	298	693
Interest income - taxable equivalent	$28,616	$27,444	$26,085	$25,350	$24,566	$82,145	$71,827

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$22,563	$22,014	$21,517	$21,109	$20,291	$66,094	$60,033
Taxable equivalent adjustment	97	98	103	213	215	298	693
Net interest income - taxable equivalent	$22,660	$22,112	$21,620	$21,322	$20,506	$66,392	$60,726

Taxable equivalent net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$21,718	$22,187	$20,745	$20,827	$19,969	$64,650	$57,097
Taxable equivalent adjustment	97	98	103	213	215	298	693
Net interest income after provision for loan losses - taxable equivalent	$21,815	$22,285	$20,848	$21,040	$20,184	$64,948	$57,790

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$8,189	$10,157	$6,336	$3,801	$5,942	$24,682	$16,847
Taxable equivalent adjustment	97	98	103	213	215	298	693
Income before income taxes - taxable equivalent	$8,286	$10,255	$6,439	$4,014	$6,157	$24,980	$17,540

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$1,676	$2,006	$1,298	$19,138	$1,890	$4,980	$5,236
Taxable equivalent adjustment	97	98	103	213	215	298	693
Income tax expense - taxable equivalent	$1,773	$2,104	$1,401	$19,351	$2,105	$5,278	$5,929

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.45%	3.52%	3.49%	3.35%	3.23%	3.49%	3.21%
Impact of taxable equivalent adjustment	0.02	0.02	0.02	0.04	0.03	0.01	0.03
Net interest margin - taxable equivalent	3.47%	3.54%	3.51%	3.39%	3.26%	3.50%	3.24%

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income for the third quarter of 2018 totaled $22.7 million, a $2.2 million, or 11%, increase compared to the third quarter of 2017. This increase was primarily driven by a $4.1 million, or 16%, increase in taxable equivalent interest income. The change in taxable equivalent interest income primarily resulted from the following:

•	a $3.1 million, or 15%, increase in interest income on loans, resulting from increases in the Fed Funds rate and an increase in average loan balances; and

•	a $373,000, or 15%, increase to $2.9 million in taxable equivalent interest income on investment securities, resulting from a 29 basis point increase in the yield on investment securities; and

•	a $431,000 increase to $647,000 in interest income on deposits in other banks, resulting from increases in the Fed Funds rate.
Interest expense for the three months ended September 30, 2018 totaled $6.0 million, a $1.9 million, or 47%, increase from the same period of 2017. The rate paid on interest bearing liabilities increased 41 basis points from the third quarter of 2017 to the third quarter of 2018, driven by an increase in interest rates on deposits and other borrowings. In addition, premium amortization of acquired time deposits reduced interest expense during the third quarter of 2018 in the amount of $52,000, compared to $75,000 in the third quarter of 2017.
Taxable equivalent net interest income for the nine months ended September 30, 2018 totaled $66.4 million, a $5.7 million, or 9%, increase compared to the same period in 2017. This increase was primarily driven by a $10.3 million, or 14%, increase in taxable equivalent interest income. The interest income increase primarily resulted from the following:

•	an $8.2 million, or 13%, increase in interest income on loans, resulting from increases in the Fed Funds rate and an increase in average loan balances; and

•	a $1.0 million, or 14%, increase to $8.4 million in tax equivalent interest income on investment securities, resulting from a 23 basis point increase in the yield on investment securities; and

•	a $992,000 increase to $1.6 million in interest income on deposits in other banks, resulting from increases in the Fed Funds rate.
Interest expense for the nine months ended September 30, 2018 totaled $15.8 million, a $4.7 million, or 42%, increase from the same period of 2017, primarily due to a $3.9 million, or 54%, increase in interest paid on deposits. The rate paid on interest bearing liabilities increased 36 basis points from the first nine months of 2017 to the same period of 2018, driven by an increase in interest rates on deposits and other borrowings. In addition, premium amortization of acquired time deposits reduced interest expense during the first nine months of 2018 in the amount of $174,000, as compared to $280,000 in the same period of 2017.
Taxable equivalent net interest margin increased to 3.47% for the three months ended September 30, 2018 compared to 3.26% for the three months ended September 30, 2017. Taxable equivalent net interest margin for the nine months ended September 30, 2018 increased to 3.50% compared to 3.24% for the nine months ended September 30, 2017. The primary reason for the increase in taxable equivalent net interest margin for the three and nine month periods was higher interest rates on loans resulting from Fed Funds rate increases.
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

Table 2 - Average Balance Sheets and Net Interest Analysis
(dollars in thousands; taxable equivalent)
	Three months ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$128,248	$647	2.00%	$69,839	$216	1.23%
Other short-term investments	21,985	157	2.83	13,830	67	1.92
Investment securities:
Taxable investment securities	385,834	2,315	2.38	373,087	1,812	1.93
Non-taxable investment securities(1)	75,514	571	3.00	82,781	701	3.36
Total investment securities	461,348	2,886	2.48	455,868	2,513	2.19
Total loans	1,963,817	24,619	4.97	1,934,505	21,491	4.41
FHLB and FRB stock	17,624	307	6.91	18,494	279	5.99
Total interest-earning assets	2,593,022	28,616	4.38	2,492,536	24,566	3.91
Non-earning assets	212,718			208,851
Total assets	$2,805,740			$2,701,387
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,333,701	3,491	1.04	1,192,664	1,886	0.63
Time deposits	154,507	551	1.41	143,862	292	0.81
Brokered deposits	67,937	361	2.11	156,708	515	1.30
Total interest-bearing deposits	1,556,145	4,403	1.12	1,493,234	2,693	0.72
Other borrowings	143,148	729	2.02	179,808	543	1.20
Long-term debt	49,634	824	6.59	49,465	824	6.61
Total interest-bearing liabilities	1,748,927	5,956	1.35	1,722,507	4,060	0.94
Demand deposits	697,927			628,029
Other liabilities	38,796			27,019
Shareholders’ equity	320,090			323,832
Total liabilities and shareholders’ equity	$2,805,740			$2,701,387
Net interest spread			3.03%			2.97%
Net interest income and net interest margin (taxable equivalent)(2)		$22,660	3.47%		$20,506	3.26%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the three months ended September 30, 2018 and 35% for the three months ended September 30, 2017, reflecting the statutory federal income tax rates.

(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)
(dollars in thousands; taxable equivalent)
	Nine months ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$101,502	$1,606	2.12%	$76,079	$614	1.08%
Other short-term investments	13,907	284	2.73	16,198	231	1.91
Investment securities:
Taxable investment securities	380,002	6,643	2.34	362,080	5,197	1.92
Non-taxable investment securities(1)	76,658	1,723	3.01	81,485	2,167	3.56
Total investment securities	456,660	8,366	2.45	443,565	7,364	2.22
Total loans	1,943,369	71,073	4.89	1,948,700	62,846	4.31
FHLB and FRB stock	18,291	816	5.96	19,147	772	5.39
Total interest-earning assets	2,533,729	82,145	4.33	2,503,689	71,827	3.84
Non-earning assets	209,518			215,830
Total assets	$2,743,247			$2,719,519
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,296,370	8,637	0.89	1,171,369	4,842	0.55
Time deposits	147,531	1,249	1.13	152,190	833	0.73
Brokered deposits	80,920	1,212	2.00	182,195	1,546	1.13
Total interest-bearing deposits	1,524,821	11,098	0.97	1,505,754	7,221	0.64
Other borrowings	161,892	2,179	1.80	196,352	1,409	0.96
Long-term debt	49,592	2,476	6.68	49,423	2,471	6.68
Total interest-bearing liabilities	1,736,305	15,753	1.21	1,751,529	11,101	0.85
Demand deposits	656,807			624,923
Other liabilities	36,935			26,706
Shareholders’ equity	313,200			316,361
Total liabilities and shareholders’ equity	$2,743,247			$2,719,519
Net interest spread			3.12%			2.99%
Net interest income and net interest margin (taxable equivalent)(2)		$66,392	3.50%		$60,726	3.24%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the nine months ended September 30, 2018 and 35% for the nine months ended September 30, 2017, reflecting the statutory federal income tax rates.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income
(dollars in thousands)
	Three Months Ended September 30, 2018 Compared to 2017 Increase (decrease) Due to Changes in:			Nine Months Ended September 30, 2018 Compared to 2017 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$295	$136	$431	$402	$590	$992
Other short-term investments	58	32	90	(47)	100	53
Investment securities:
Taxable investment securities	76	427	503	313	1,133	1,446
Non-taxable investment securities	(55)	(75)	(130)	(108)	(336)	(444)
Total investment securities	21	352	373	205	797	1,002
Total loans	367	2,761	3,128	(195)	8,422	8,227
FHLB and FRB stock	(15)	43	28	(38)	82	44
Total interest-earning assets	726	3,324	4,050	327	9,991	10,318
Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	369	1,236	1,605	833	2,962	3,795
Time deposits	38	221	259	(39)	455	416
Brokered deposits	(472)	318	(154)	(1,517)	1,183	(334)
Total interest-bearing deposits	(65)	1,775	1,710	(723)	4,600	3,877
Total borrowings	(187)	373	186	(464)	1,234	770
Total long-term debt	3	(3)	—	8	(3)	5
Total interest-bearing liabilities	(249)	2,145	1,896	(1,179)	5,831	4,652
Change in net interest income	$975	$1,179	$2,154	$1,506	$4,160	$5,666
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
For the three months ended September 30, 2018, the provision for loan losses was $845,000, an increase of $523,000 compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, the provision for loan losses was $1.4 million, a decrease of $1.5 million, or 51%, compared to the nine months ended September 30, 2017.
The higher provision for the three months ended September 30, 2018 was primarily related to an increase in balances subject to the general reserve. The lower provision for the nine months ended September 30, 2018 was primarily related to a decrease in charge-offs in 2018. At September 30, 2018, nonperforming loans totaled $2.7 million compared to $4.6 million at September 30, 2017. Net loan charge-offs were 0% and 0.02%, respectively, of average loans (annualized) for the three and nine months ended September 30, 2018 compared to 0.68% and 0.32%, respectively, for the three and nine months ended September 30, 2017. The allowance for loan losses to total loans at September 30, 2018 was 1.00%, compared to 0.99% at September 30, 2017.

Noninterest Income
Noninterest income for the three and nine months ended September 30, 2018 was $3.1 million and $12.4 million, respectively, a decrease of $411,000, or 12%, compared to the third quarter of 2017, and a decrease of $241,000, or 2%, from the nine months ended September 30, 2017. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(dollars in thousands)
	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Service charges	$1,278	$1,247	$31	2%	$3,778	$3,870	$(92)	(2)%
Securities gains, net	—	(80)	80	(100)	(2)	(80)	78	(98)
Gain (loss) on sales of other assets	58	44	14	32	(154)	788	(942)	(120)
Mortgage income	315	320	(5)	(2)	982	965	17	2
Trust income	—	437	(437)	(100)	1,025	1,332	(307)	(23)
Derivatives income (loss)	20	(3)	23	767	154	62	92	148
Bank owned life insurance	379	384	(5)	(1)	1,126	1,146	(20)	(2)
SBA lending activities	882	888	(6)	(1)	3,181	3,286	(105)	(3)
Gains on sale of branches	—	—	—	—	—	302	(302)	(100)
Gain on sale of trust business	—	—	—	—	1,681	—	1,681	—
Other noninterest income	134	240	(106)	(44)	609	950	(341)	(36)
Total noninterest income	$3,066	$3,477	$(411)	(12)%	$12,380	$12,621	$(241)	(2)%
Service charges for the three months ended September 30, 2018 totaled $1.3 million, an increase of $31,000, or 2%, from the same period in 2017. For the nine months ended September 30, 2018, service charges totaled $3.8 million, a decrease of $92,000, or 2%, from the first nine months of 2017. The decrease for the first nine months of 2018 compared to the same period in 2017 was primarily due to lower ATM fees.
Gain on sales of other assets for the nine months ended September 30, 2018 decreased $942,000 from the same period in 2017 due to a $302,000, or 83%, decrease in net gains on sales of other real estate owned and a $426,000 gain on the sale of a tax credit investment during the second quarter of 2017. In addition, the company recorded a loss on disposition of fixed assets totaling $170,000 in the second quarter of 2018 related to the relocation of its Atlanta headquarters. Trust income for the third quarter and first nine months of 2018 decreased $437,000, or 100%, and $307,000, or 23%, respectively, due to the sale of the trust business in the second quarter of 2018.
Derivative income for the third quarter of 2018 increased $23,000 from the same period in 2017. For the nine months ended September 30, 2018, derivative income increased $92,000, or 148%, from the same period in 2017 due to an increase in credit valuation adjustment income of $253,000, which was offset by a $171,000, or 90%, decrease in interest rate swap fee income.
Income from SBA lending activities for the third quarter of 2018 decreased $6,000, or 1%, from the same period in 2017, due to lower premiums received. During the three months ended September 30, 2018 and 2017, guaranteed portions of 8 and 13 SBA loans totaling $11.4 million and $6.5 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first nine months of 2018 decreased $105,000, or 3%, from the same period in 2017, due to lower premiums received. During the nine months ended September 30, 2018 and 2017, guaranteed portions of 44 and 34 SBA loans with principal balances of $43.0 million and $35.2 million, respectively, were sold in the secondary market.
Atlantic Capital sold one branch in Cleveland, Tennessee in the second quarter of 2017. The sale resulted in a net gain of $302,000 as well as a reduction of approximately $21.9 million in deposits and approximately $27.3 million in loans and other assets. During the second quarter of 2018, Atlantic Capital closed on the sale of the trust business, and recorded a net gain of $1.7 million.

Noninterest Expense
The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(dollars in thousands)
	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Salaries and employee benefits	$10,152	$10,409	$(257)	(2)%	$33,150	$32,077	$1,073	3%
Occupancy	1,288	1,129	159	14	3,854	3,433	421	12
Equipment and software	964	776	188	24	2,655	2,577	78	3
Professional services	803	1,595	(792)	(50)	2,595	3,472	(877)	(25)
Postage, printing and supplies	75	63	12	19	194	226	(32)	(14)
Communications and data processing	947	982	(35)	(4)	2,993	3,038	(45)	(1)
Marketing and business development	281	272	9	3	662	721	(59)	(8)
FDIC premiums	208	308	(100)	(32)	552	754	(202)	(27)
Merger and conversion costs	—	—	—	—	—	304	(304)	(100)
Amortization of intangibles	296	391	(95)	(24)	958	1,286	(328)	(26)
Foreclosed property/problem asset expense	12	7	5	71	296	117	179	153
Other noninterest expense	1,569	1,572	(3)	—	4,439	4,866	(427)	(9)
Total noninterest expense	$16,595	$17,504	$(909)	(5)%	$52,348	$52,871	$(523)	(1)%
Noninterest expense for the third quarter of 2018 was $16.6 million, a decrease of $909,000, or 5%, from the third quarter of 2017. For the nine months ended September 30, 2018, noninterest expense totaled $52.3 million, a decrease of $523,000, or 1%, from the same period in 2017.
Salaries and employee benefits expense for the three months ended September 30, 2018 totaled $10.2 million, a decrease of $257,000, or 2%, from the same period in 2017. For the first nine months of 2018, salaries and employee benefits totaled $33.2 million, an increase of $1.1 million, or 3%, from the first nine months of 2017. The increase for the nine months ended September 30, 2018, was primarily attributable to severance expense of $1.1 million in the first quarter of 2018. Full time equivalent headcount totaled 334 at September 30, 2018, compared to 343 at September 30, 2017, a decrease of 9 positions, primarily due to a reduction in support staff.
Occupancy costs were $1.3 million for the third quarter of 2018, an increase of $159,000, or 14%, compared to the third quarter of 2017. For the nine months ended September 30, 2018, occupancy costs were $3.9 million, an increase of $421,000, or 12%, from the first nine months of 2017. The increase for the nine months ended September 30, 2018, was the result of higher rent expense due to the overlap of leases and their expenses from the relocation of the Atlanta headquarters.
Equipment and software costs were $964,000 for the third quarter of 2018, an increase of $188,000, or 24%, compared to the third quarter of 2017. For the nine months ended September 30, 2018, equipment and software costs were $2.7 million, an increase of $78,000, or 3%, from the first nine months of 2017. The increase for both periods was the result of higher depreciation expense from the Bank’s new headquarters and additional investment in software licenses.
Professional services costs were $803,000 for the third quarter of 2018, a decrease of $792,000, or 50%, compared to the third quarter of 2017. For the nine months ended September 30, 2018, professional services costs were $2.6 million, a decrease of $877,000, or 25%, from the first nine months of 2017. The decrease was primarily due to higher legal and accounting fees paid in 2017 related to a secondary offering of shares by certain institutional shareholders.
Communications and data processing costs were $947,000 for the third quarter of 2018, a decrease of $35,000, or 4%, compared to the third quarter of 2017. For the nine months ended September 30, 2018, communications and data processing costs were $3.0 million, a decrease of $45,000, or 1%, from the first nine months of 2017. The decrease for both periods was due to elevated expenses in the prior period from the reissuance of cards with EMV technology.

FDIC premiums were $208,000 for the third quarter of 2018, a decrease of $100,000, or 32%, compared to the third quarter of 2017. For the nine months ended September 30, 2018, FDIC premiums were $552,000, a decrease of $202,000, or 27%, from the first nine months of 2017. The decrease for the three and nine months ended September 30, 2018 was due to a lower assessment rate.
Amortization of intangibles includes the amortization of core deposit intangible related to the acquisition of First Security and totaled $296,000 and $958,000 for the three and nine months ended September 30, 2018, respectively, and $391,000 and $1.3 million for the three and nine months ended September 30, 2017, respectively. The decrease in 2018 was partly due to the write-off of core deposit intangibles related to one branch divested during the second quarter of 2017.
For the nine months ended September 30, 2018, foreclosed property expense was $296,000, an increase of $179,000, or 153%, from the first nine months of 2017. The increase was due to the revaluation and subsequent write-down of an existing other real estate owned property in the first quarter of 2018.
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
The income tax provision for the three and nine months ended September 30, 2018 was $1.7 million and $5.0 million, respectively, as compared with $1.9 million and $5.2 million for the same periods in 2017. The effective tax rate (as a percentage of pre-tax earnings) was 20.5% and 20.2%, respectively, for the three and nine months ended September 30, 2018 compared to 31.8% and 31.1%, respectively, for the same periods in 2017. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 was due to the tax reform legislation signed into law in December 2017 that lowered the Federal corporate rate to 21%.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported in the consolidated balance sheet as a component of total assets. As of September 30, 2018, no remeasurement adjustments have been recorded as a result of the revaluation of deferred tax balances for the impact of the tax reform legislation. The Company will continue to monitor and record any applicable adjustments in the period the amounts are determined.
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
Based on all evidence considered, as of September 30, 2018 and 2017, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At September 30, 2018 and 2017, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $8.5 million and $9.2 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION
Total assets at September 30, 2018 and December 31, 2017 were $2.88 billion and $2.89 billion, respectively. Average total assets for the third quarter of 2018 were $2.81 billion, compared to $2.70 billion in the third quarter of 2017.
Loans
At September 30, 2018, total loans increased $105.0 million, or 5%, to $2.04 billion compared to $1.94 billion at December 31, 2017, primarily due to a $44.3 million, or 38%, increase in construction and land loans, a $43.8 million, or 13%, increase in owner occupied commercial real estate loans, and a $33.0 million, or 5%, increase in commercial and industrial loans. Table 6 provides additional information regarding Atlantic Capital’s loan portfolio.

Table 6 - Loans
(dollars in thousands)
	September 30, 2018	% of Total Loans	December 31, 2017	% of Total Loans
Loans held for sale
Other loans held for sale	$1,886		$1,487
Total loans held for sale	$1,886		$1,487

Loans held for investment
Commercial loans:
Commercial and industrial	$648,349	32%	$615,359	32%
Commercial real estate:
Owner occupied	390,563	19	346,746	18
Non-owner occupied	583,491	29	593,669	30
Construction and land	159,781	8	115,495	6
Mortgage warehouse participations	27,838	1	39,981	2
Total commercial loans	1,810,022	89	1,711,250	88

Residential:
Residential mortgages	109,522	5	104,484	5
Home equity	66,847	3	76,244	4
Total residential loans	176,369	8	180,728	9

Consumer	33,540	2	29,393	2
Other	21,399	1	16,278	1
	2,041,330		1,937,649
Less net deferred fees and other unearned income	(2,896)		(3,810)
Total loans held for investment	2,038,434		1,933,839

Total loans	$2,040,320		$1,935,326

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at September 30, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.
At September 30, 2018, Atlantic Capital’s nonperforming assets totaled $3.7 million, or 0.13% of total assets, compared to $4.1 million, or 0.14% of total assets, at December 31, 2017. The decrease was primarily due to a loan relationship totaling $298,000 which was past due 90 days and still accruing as of December 31, 2017 but became current in the first quarter of 2018.
Nonaccrual loans totaled $2.7 million and $2.6 million as of September 30, 2018 and December 31, 2017, respectively. Loans past due 90 days and still accruing totaled $0 at September 30, 2018 compared to $298,000 at December 31, 2017. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(dollars in thousands)

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans	$2,716	$2,404	$2,466	$2,614	$4,058
Loans past due 90 days and still accruing	—	2	35	298	495
Total nonperforming loans* (NPLs)	2,716	2,406	2,501	2,912	4,553
Other real estate owned	968	1,288	927	1,215	1,494
Total nonperforming assets (NPAs)	$3,684	$3,694	$3,428	$4,127	$6,047
NPLs as a percentage of total loans	0.13%	0.12%	0.13%	0.15%	0.24%
NPAs as a percentage of total assets	0.13	0.14	0.13	0.14	0.23
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

Table 8 - Troubled Debt Restructurings
(dollars in thousands)
	September 30, 2018	December 31, 2017
Accruing TDRs	$9,097	$5,323
Nonaccruing TDRs	—	—
Total TDRs	$9,097	$5,323
The increase in TDRs was due to the Company extending the interest-only repayment period on a large commercial and industrial loan, resulting in its reclassification to a TDR.
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $44.3 million and $54.6 million, respectively, as of September 30, 2018 and December 31, 2017. Management closely tracks the financial performance of the borrower and the current values of collateral when assessing the collectability of these loans.

Allowance for Loan Losses
At September 30, 2018, the allowance for loan losses totaled $20.4 million, or 1.00% of loans, compared to $19.3 million, or 1.00% of loans, at December 31, 2017. The increase in the allowance was primarily related to an increase in loans collectively evaluated for impairment.
Net charge-offs for the three months ended September 30, 2018 and 2017 were ($15,000) and $3.3 million, respectively. Net charge-offs for the nine months ended September 30, 2018 and 2017 were $345,000 and $4.7 million, respectively. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(dollars in thousands)
	2018			2017
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$19,583	$19,885	$19,344	$18,870	$21,870
Provision for loan losses	758	(173)	811	312	314
Provision for PCI loan losses	87	—	(39)	(30)	8
Loans charged-off:
Commercial and industrial	—	—	(126)	—	(3,292)
Commercial real estate	—	(50)	—	—	—
Construction and land	—	—	—	—	(16)
Residential mortgages	—	—	(70)	—	—
Home equity	—	(102)	(58)	—	(31)
Consumer	—	(10)	(3)	(13)	(7)
Other	—	—	—	—	—
Total loans charged-off	—	(162)	(257)	(13)	(3,346)
Recoveries on loans previously charged-off:
Commercial and industrial	—	—	19	192	1
Commercial real estate	—	28	—	—	—
Construction and land	—	—	—	1	15
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	15	5	7	12	8
Other	—	—	—	—	—
Total recoveries	15	33	26	205	24
Net charge-offs	$15	$(129)	$(231)	$192	$(3,322)
Balance at period end	$20,443	$19,583	$19,885	$19,344	$18,870

Net charge-offs (annualized) to average loans	(0.00)%	0.03%	0.05%	(0.04)%	0.68%
Allowance for loan losses to loans held for investment	1.00	1.01	1.01	1.00	0.99

Investment Securities
Investment securities available-for-sale totaled $465.8 million at September 30, 2018, compared to $449.1 million at December 31, 2017. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2018, investment securities available-for-sale had a net unrealized loss of $20.7 million, compared to a net unrealized loss of $5.6 million as of December 31, 2017. Changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of September 30, 2018.
Changes in the amount of Atlantic Capital’s available-for-sale securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at September 30, 2018 and December 31, 2017 are provided in Table 10.

Table 10 - Securities
(dollars in thousands)
	September 30, 2018		December 31, 2017
Available-For-Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$36,708	$35,445	$34,699	$34,111
U.S. states and political divisions	91,656	82,665	92,169	90,001
Trust preferred securities	4,774	4,625	4,754	4,650
Corporate debt securities	12,879	12,369	12,948	12,622
Residential mortgage-backed securities	340,417	330,652	310,129	307,733
Total	$486,434	$465,756	$454,699	$449,117
The effective duration of Atlantic Capital’s securities at September 30, 2018 was 5.10 years.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at September 30, 2018 in Atlantic Capital’s other intangible assets.
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

LIQUIDITY AND CAPITAL RESOURCES
Deposits
At September 30, 2018, total deposits were $2.38 billion, a decrease of $70.8 million, or 3%, from December 31, 2017. Noninterest-bearing demand deposits decreased $78.6 million, or 11%, and money market deposits decreased $140.3 million, or 13%, from December 31, 2017 to September 30, 2018. The decrease was the result of seasonal volatility and a large increase in temporary deposits during the quarter ended December 31, 2017.
Total average deposits for the quarter ended September 30, 2018 were $2.25 billion, an increase of $132.8 million, or 6%, from the same period in 2017. Average noninterest-bearing demand deposits increased $69.9 million, or 11%, average interest-bearing demand deposits increased $97.8 million, or 34%, and average brokered deposits decreased $88.8 million, or 57%, for the quarter ended September 30, 2018 from the same period in 2017. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits
(dollars in thousands)

Period End Deposits

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	Year To Date Change	Year Over Year Change
DDA	$653,816	$595,867	$599,838	$732,442	$599,292	$(78,626)	$54,524
NOW	486,456	332,481	302,636	306,331	270,740	180,125	215,716
Savings	27,192	27,559	29,407	26,573	30,131	619	(2,939)
Money Market	977,552	865,913	911,449	1,117,891	865,238	(140,339)	112,314
Time	155,689	152,111	140,594	138,612	144,250	17,077	11,439
Brokered	79,119	92,656	112,376	128,816	193,994	(49,697)	(114,875)
Total Deposits	$2,379,824	$2,066,587	$2,096,300	$2,450,665	$2,103,645	$(70,841)	$276,179

Payments Clients	$258,320	$251,748	$311,943	$405,873	$239,079	$(147,553)	$19,241

Average Deposits

	2018			2017		Third Quarter 2018 to Fourth Quarter 2017 Change	Third Quarter 2018 to Third Quarter 2017 Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
DDA	$697,927	$633,113	$638,730	$649,218	$628,029	$48,709	$69,898
NOW	389,649	364,362	329,171	338,741	291,810	50,908	97,839
Savings	27,257	28,239	29,609	29,851	30,236	(2,594)	(2,979)
Money Market	916,795	861,552	898,800	907,524	870,618	9,271	46,177
Time	154,507	148,134	139,788	140,921	143,862	13,586	10,645
Brokered	67,937	100,425	117,787	128,594	156,708	(60,657)	(88,771)
Total Deposits	$2,254,072	$2,135,825	$2,153,885	$2,194,849	$2,121,263	$119,880	$132,809

Payments Clients	$227,029	$219,016	$256,794	$234,558	$209,851	$(7,529)	$17,178

Noninterest bearing deposits as a percentage of average deposits	31.0%	29.6%	29.7%	29.6%	29.6%
Cost of deposits	0.77%	0.69%	0.57%	0.52%	0.50%

Short-Term Borrowings
At September 30, 2018 and December 31, 2017, there were no balances of federal funds purchased. There were securities sold under repurchase agreements with commercial checking customers totaling $8.9 million and $0 as of September 30, 2018 and December 31, 2017, respectively.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At September 30, 2018 and December 31, 2017, Atlantic Capital had FHLB advances of $83.0 million and $45.0 million, respectively. FHLB borrowings increased due to an increase in short-term funding needs.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which were outstanding at September 30, 2018.
Liquidity
Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At September 30, 2018, management believed that Atlantic Capital had sufficient on-balance sheet liquidity to meet its funding needs.
At September 30, 2018, Atlantic Capital had access to $440.0 million in unsecured borrowings and $722.1 million in secured borrowings through various sources, including FHLB advances and access to federal funds. Atlantic Capital also has the ability to attract more retail deposits by offering aggressively priced rates.
Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at September 30, 2018 was $320.2 million, an increase of $11.8 million, or 4%, from December 31, 2017. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements. Tables 12 and 13 provide additional information regarding regulatory capital requirements and Atlantic Capital’s and the Bank’s capital levels. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 12 - Capital Ratios
(dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	Minimum	Well capitalized	Minimum Capital plus capital conservation buffer 2019
Risk based ratios:
Common equity tier 1 capital	11.8%	11.2%	13.2%	12.7%	4.5%	6.5%	7.0%
Tier 1 Capital	11.8	11.2	13.2	12.7	6.0	8.0	8.5
Total capital	14.7	14.1	14.1	13.6	8.0	10.0	10.5
Leverage ratio	10.7	9.7	11.7	11.1	4.0	5.0	N/A

Common equity tier 1 capital	$288,988	$259,865	$323,804	$295,629
Tier 1 capital	288,988	259,865	323,804	295,629
Total capital	359,952	329,641	345,106	315,870

Risk weighted assets	2,452,772	2,330,574	2,452,501	2,330,171
Quarterly average total assets for leverage ratio	2,693,578	2,667,652	2,773,257	2,675,228
As of September 30, 2018, Atlantic Capital continued to exceed minimum capital standards and the Bank remained “well-capitalized” under regulatory guidelines.
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
Under the revised rules, Atlantic Capital’s common equity tier 1 ratio was 11.8% at September 30, 2018, exceeding the fully phased-in minimum of 7.0%, which includes the 2.5% minimum capital conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 13 - Tier 1 Common Equity
(dollars in thousands)

September 30, 2018
Tier 1 capital	$288,988
Less: restricted core capital	—
Tier 1 common equity	$288,988

Risk-adjusted assets	$2,452,772
Tier 1 common equity ratio	11.8%
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2018, Atlantic Capital had issued commitments to extend credit of approximately $717.8 million and standby letters of credit of approximately $13.0 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations at September 30, 2018 compared to December 31, 2017.
RISK MANAGEMENT
Effective risk management is critical to Atlantic Capital’s success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although Atlantic Capital does not have total assets in excess of $10 billion, the Bank’s board of directors has an Audit and Risk Committee that, among other responsibilities, provides oversight of enterprise-wide risk management activities. The Audit and Risk Committee reviews the Bank’s activities in identifying, measuring and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, operational, strategic and reputational risks). The committee monitors management’s execution of risk management practices in accordance with the board of directors’ risk appetite, reviews supervisory examination reports together with management’s response to such examinations, monitors internal risk management reports and responses, and discusses legal matters that may have a material impact on the financial statements or Atlantic Capital’s compliance policies. With guidance from and oversight by the Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of September 30, 2018, indicates that, over a 12-month period, net interest income is estimated to increase by 16.40% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan portfolio consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 14 provides the impact on net interest income resulting from various interest rate scenarios as of September 30, 2018 and December 31, 2017.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	September 30, 2018	December 31, 2017
-200	(18.54)%	(15.61)%
-100	(8.42)	(10.68)
+100	8.62	7.68
+200	16.40	15.64
+300	24.02	23.30
Atlantic Capital also utilizes the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of September 30, 2018, the MVE calculated with a 200-basis point shock up in rates increased by 1.70% from the base case MVE value. Table 15 presents the MVE profile as of September 30, 2018 and December 31, 2017.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	September 30, 2018	December 31, 2017
-200	(7.76)%	(3.79)%
-100	(3.54)	(3.09)
+100	1.25	1.31
+200	1.70	1.38
+300	1.61	0.59
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2018, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.1
Amended and Restated Articles of Incorporation of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on September 10, 2015

3.2
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

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

Date: November 8, 2018