Form 10-K
period 2018-12-31
Atlantic Capital Bancshares, Inc.
filed 2019-03-14
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
COMMISSION FILE NO. 001-37615
ATLANTIC CAPITAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	20-5728270
(State of Incorporation)	(I.R.S. Employer Identification No.)

945 East Paces Ferry Road NE, Suite 1600 Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 995-6050
Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Title of each class	The NASDAQ Stock Market LLC
Common Stock, no par value	(NASDAQ Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No  [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]  No  [x]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]  No  [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]  No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[x]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[x]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]  No  [x]
As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $427.5 million based upon the closing sale price as reported on NASDAQ. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2019
Common Stock, no par value per share	24,821,995 shares

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its Proxy Statement for its 2019 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

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
The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the cost savings from our exit of the Tennessee and northwest Georgia markets may not be fully realized or may take longer to realize than expected;

•	the funding impact from the loss of deposits following the sale of our Tennessee and northwest Georgia branches;

•	our strategic decision to focus on the greater Atlanta market may not positively impact our financial condition in the expected timeframe, or at all;

•	costs associated with our growth initiatives in the Atlanta market area;

•	changes in asset quality and credit risk;

•
risks associated with increased geographic concentration, borrower concentration and concentration in commercial real estate and commercial and industrial loans resulting from our exit of the Tennessee and northwest Georgia markets;

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

•	the impact of the transition from LIBOR and our ability to adequately manage such transition;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	adequacy of our risk management program;

•	increased competitive pressure due to consolidation in the financial services industry;

•	risks related to security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017; and

•	other risks and factors identified in this Form 10-K under the heading “Risk Factors.”

Background
Atlantic Capital Bancshares, Inc. (“we,” “us,” “Atlantic Capital,” or the “Company”), a Georgia corporation organized in 2006 and headquartered in Atlanta, Georgia, is the parent of Atlantic Capital Bank, N.A. (the “Bank”). We provide a competitive array of credit, treasury management, capital markets, electronic banking and deposit products and services through dedicated and experienced banking teams.
In 2015, we acquired First Security Group, Inc. and FSG Bank, N.A. (“First Security”), a Tennessee-based financial institution with approximately $1.14 billion in assets. Since 2016, we have steadily refocused our efforts on key geographic markets, ultimately developing a strategy focused on Atlanta and the surrounding market areas as well as select national client segments. From 2016 to 2018, we completed the sale of eight branches and the consolidation of two additional branches in Tennessee, closed our loan production office in Charlotte, North Carolina, and sold our trust and wealth management division, which primarily operated in the Tennessee and northwest Georgia markets. During 2018, we decided to exit the Tennessee and northwest Georgia markets and the residential mortgage banking business, and on November 14, 2018, we entered into an agreement to sell the remaining 11 branches in Tennessee and three branches in northwest Georgia to FirstBank (the “Branch Sale”). The Branch Sale is expected to close in the second quarter of 2019. We are currently in the process of opening a loan production office in Cobb County, Georgia, and have submitted applications to establish a branch in Atlanta’s Buckhead Community and to convert our Athens, Georgia loan production office to a branch. The new branches and the loan production office are expected to open in the second or third quarter of 2019.
Although we expect to incur expenses in connection with these transactions in the short term, we expect our recent strategic changes to have a positive impact on our financial results, including long-term cost savings, the reallocation of resources to the Atlanta market and in high-growth businesses, improved capital to support our strategic initiatives, and improved returns on average assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our Business Strategy
Our objective is to build Atlantic Capital as Atlanta’s premier hometown business bank.
We are a team of talented, experienced and entrepreneurial bankers focused on serving commercial and not-for-profit enterprises, commercial real estate developers and individual clients that value high-touch relationships and deep expertise.
We believe our strengths differentiate us from our competitors and allow us to address the financial needs of our clients. We also believe that these clients will present us with opportunities to originate loans and utilize our treasury management expertise. We will continue to focus on maintaining industry diversity in our target client base in order to mitigate our loan portfolio risk, increase market presence and leverage the diverse industry experience of our corporate and business banking teams.
We recognize that the success of our franchise depends upon the success of our bankers. We are focused on hiring and retaining experienced bankers, providing them with the business development and client service tools they need to build and maintain long-term banking relationships through a deep understanding of each client’s business. We also construct client service teams with the range of expertise necessary to provide collaborative and seamless high-touch service across product lines. We are committed to continued investment through recruiting and employee development as well as product innovation, both in our core business of commercial and private banking and in high-growth businesses, including Small Business Administration (“SBA”) lending, franchise lending, payments and technology banking and treasury management. We continually evaluate our product offerings, and we rely heavily on input from our bankers as we refine our products to provide creative financial solutions tailored to the evolving needs of our clients.
To support our strategic initiatives, we focus on maintaining a balance sheet with strong capital levels and excellent credit quality, which we believe enable us to not only nimbly expand our teams of service providers as hiring opportunities arise, but also to originate larger loans, invest in specialty financing and other high-growth business lines, and attract deposits from high transaction volume payments and financial technology businesses.
We continually evaluate the profitability and viability of our existing lines of business, the strategic advantages associated with investment in the organic development or acquisition of lines of business that better serve our core banking customers, and the termination of under-used or unprofitable lines of business.
Commercial and Not-for-Profit Banking
We offer a full range of commercial and business banking products to fund our Georgia-based clients’ strategic growth, capital expenditures, working capital requirements and strategic corporate finance activities. Our solutions include working capital and equipment loans, loans supported by owner-occupied real estate and strategic corporate financing funded through revolving lines of credit, term loans and letters of credit, as well as cash and treasury management services.

We focus on banking commercial companies with revenues in excess of $10 million and small businesses with revenues of $1 million to $10 million based in Georgia. In addition, we offer SBA loans and franchise finance programs to small businesses and franchisees across a wide range of industries in the southeast and nationally through a dedicated team of bankers with expertise in these specialized forms of lending.
The terms of our commercial and not-for-profit enterprises and business banking loans vary by purpose and by the underlying collateral. The vast majority of these loans are secured by assets of the borrower; however, we periodically make unsecured loans to our most credit worthy clients when circumstances support such activity. Loans to support working capital typically have terms not exceeding one year and are usually fully-secured by accounts receivable and inventory, as well as by personal guarantees of the principals or owners of the business. For loans secured by accounts receivable or inventory, the principal balance is repaid as the assets securing the loan are converted into cash. For loans secured with other types of collateral, the principal balance generally amortizes over the term of the loan. The quality of the commercial borrower’s management and its ability to both properly evaluate and respond to changes affecting its business operations and operating environment are significant factors we evaluate with respect to a commercial borrower’s creditworthiness.
Specialty Corporate Financial Services
Through our highly experienced specialty corporate financial services team, we provide an array of specialty commercial lending, treasury management, payment processing, deposit, and capital markets services.
Our specialty corporate financial services are tailored to the needs of clients in particular industries, such as payroll services, financial technology, financial services and banking. Our corporate treasury management services are designed to improve our clients’ financial efficiency by facilitating domestic and international collection and disbursement of funds and other transactions with real time online execution and reporting capabilities. Our electronic payments services are designed to assist high transaction volume clients with payment processing through the FedWire and Automated Clearing House (ACH) systems as well as transaction risk monitoring and management. We offer money market deposit accounts that allow financial institution clients to earn a higher return than that available on other short term investment or on balances at the Federal Reserve Bank. In addition, we offer capital markets services, including interest rate swaps and foreign exchange transactions, designed to assist clients in managing financial risk exposure.
Private Banking
Through our private banking business team, we offer personal credit products, an array of checking and savings products and online and mobile banking services.
Our private banking credit products include loans to individuals and professional services businesses for personal and investment purposes, such as secured installment and term loans and home equity lines of credit. Repayment of these loans is often primarily dependent upon the borrower’s financial profile and is more likely to be adversely affected by personal hardships as compared to other types of loans. Credit decisions are based on a review of a borrower’s credit and debt history, past income levels and cash flow to assess the ability of the borrower to make future payments. Home equity lines of credit are underwritten based upon our assessment of the borrower’s credit profile and ability to repay the entirety of the obligation.
Commercial Real Estate Finance
Through our commercial real estate team, we offer a wide variety of loan products, including secured construction loans, secured mini‑permanent loans and, less frequently, secured or unsecured lines of credit. A large majority of our commercial real estate loan portfolio is secured by a first mortgage security interest in the property financed. Our primary focus is providing loans for our core commercial real estate property types: multifamily (primarily for-rent) housing, office, industrial and retail properties. We occasionally extend unsecured credit to public real estate investment trusts and to certain other commercial real estate clients, which we believe to have exceptional credit quality. The majority of our commercial real estate customers and the largest proportion of our commercial real estate collateral are located in the Atlanta area. We have occasionally extended credit to select clients in markets outside our primary markets, and expect to continue to do this in certain circumstances. In addition, we will retain select loans to borrowers with collateral located in the Tennessee and northwest Georgia markets following the Branch Sale.
The majority of our commercial real estate loans finance stabilized income producing assets of our borrowers. We also extend loans for construction and development purposes and lines of credit. We seek to actively manage and balance our commercial real estate loan portfolio across various property types and industries to assure appropriate diversification and to manage our exposure to market conditions. We have arranged and participated in syndicated commercial real estate loans to diversify and mitigate our client concentration risk and to support our loan growth goals, and we may continue both in the future.

Competition
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
The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance agency and underwriting, and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
As of June 30, 2018, there were approximately 80 banks and thrifts operating in metropolitan Atlanta. Large national, super-regional and regional banks may lack the consistency of decision‑making authority and local focus necessary to provide superior service to our target clients. Conversely, smaller community banks typically lack the sophisticated products, capital and management experience to provide the level of service that our target clients demand. We believe that our product offerings are more robust than those offered by community banks and more tailored to suit our clients’ needs than those offered by large regional and national competitors. In addition, we believe that our collaborative team approach, the decision-making authority vested in our seasoned bankers and our streamlined credit approval process allow us to provide high-touch service at a level not offered by any of our competitors.
Employees
As of December 31, 2018, we employed 340 individuals (334 of whom were full-time equivalent employees). Most of our employees are only employees of the Bank. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.
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
Under the Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in 2018, federal banking agencies are required to develop a new Community Bank Leverage Ratio for banks with assets of less than $10 billion.  Banks that exceed this ratio will be deemed to be in compliance with all other capital and leverage requirements.  The federal banking agencies will be permitted to consider an institution’s risk profile in determining whether the institution qualifies as a “community bank” for purposes of this requirement.  The federal banking agencies have not developed the Community Bank Leverage Ratio.
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
An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2018, the Bank had capital levels that qualify as “well capitalized” under such regulations.
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
FDIC Insurance Assessments
The FDIC, through the Deposit Insurance Fund (“DIF”), insures the deposits of the Bank up to prescribed limits for each depositor (currently, $250,000 per depositor). The assessment paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. The deposit insurance assessment is calculated on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2018, 2017, and 2016 were $745,000, $966,000, and $1.6 million, respectively.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financing vehicle for the Federal Savings & Loan Insurance Corporation, which formerly insured savings and loan associations. These assessments will continue until the debt matures in 2019.
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
Community Reinvestment Act
The CRA requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income areas and borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.
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
The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest examination. In its last CRA examination, the Bank received a “Satisfactory” rating which was disclosed in its CRA Performance Evaluation dated October 3, 2016.

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
Risks Related to the Company and its Banking Operations
Our strategic realignment may not have the anticipated results, exposes us to additional operational risks, and may be negatively perceived in the markets.
We have recently implemented a strategic realignment, including the pending Branch Sale, the exit of the Tennessee and northwest Georgia markets, the exit of the mortgage business and trust and wealth management business, and the proposed addition of branches and loan production offices in Atlanta and the surrounding areas. We may not fully realize the anticipated benefits of our strategic realignment if the negative impacts on our business, including the loss of deposits as a source of funding, the loss of customers and revenue from the affected branches and the lines of business we have decided to exit, outweigh the anticipated benefits. In addition, the implementation of our strategic realignment is expected to result in an increased geographic concentration as well as increased reliance on large lending and deposit relationships. Accordingly, we will be increasingly subject to negative conditions affecting the Atlanta area, including property values, occupancy rates for commercial real estate and general business and economic conditions in the Atlanta area. In addition, our strategic realignment may not be viewed positively by shareholders and analysts, which may cause our stock price to decline or become volatile.
If we are unable to complete the pending Branch Sale, our ability to implement our strategic realignment will be negatively impacted.
The consummation of the Branch Sale is subject to a number of conditions, including receipt of necessary regulatory approvals and other customary closing conditions. If we are unable to consummate the Branch Sale, then we will not derive the expected benefits to our results of operations and financial condition that we anticipate as a result of the Branch Sale. In addition, our strategic exit of the Tennessee and northwest Georgia markets and the mortgage business will be delayed if we are required to solicit other strategic partners, we may not be able to reach agreement with third parties on terms as favorable as the pending Branch Sale, and we will incur additional expenses in connection with pursuing transactions with other parties.
Our exit of the Tennessee and northwest Georgia markets will result in a significant loss of deposits and increased geographic and customer concentration, which could negatively impact our ability to maintain asset quality at a level sufficient to support our balance sheet, maintain liquidity through deposits and operate profitably.
Following the completion of the Branch Sale, we expect an increase in the percentage of our loan portfolio that involved borrowers or collateral located in the Atlanta metropolitan area. In addition, following the completion of the Branch Sale, our reliance on large borrowers and large depositors will increase. Accordingly, in the event of adverse changes affecting the Atlanta market generally or our larger borrowers specifically we will be exposed to risks related to increases in loan delinquencies, increases in problem assets and foreclosures, decreases in the demand for our products and services, decreases in the value of collateral for loans, especially real estate, and related decreases in customers’ borrowing power. Any decline in our credit quality, which could be disproportionately impacted by deterioration of one or more large individual credit exposures, could require us to record increased allowance for loan losses, restructure loans or suffer credit losses.
In connection with the Branch Sale, we expect to transfer approximately $585 million of deposits and $373 million of loans to FirstBank, which will decrease our liquidity available for making loans. We will also become more dependent on large deposit customers, and a significant deterioration of our financial condition could have an adverse impact on the Bank’s capitalization and liquidity. As a result, we may be required to raise interest rates on deposits in an effort to increase deposits and thus incur increased interest expense. All of these risks associated with geographic and customer concentration could have a material adverse impact on our operating results and financial condition.
A key focus of our strategy is originating commercial real estate and commercial and industrial loans. Because our loan portfolio consists largely of these types of loans, our portfolio carries a higher degree of risk than would a portfolio with larger amounts of other types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.
We offer commercial real estate and commercial and industrial loans, and as of December 31, 2018, we had $794.8 million of commercial real estate loans and $645.4 million of commercial and industrial loans outstanding, representing 38% and 31%, respectively, of our total loan portfolio. We expect our concentrations in these loans to increase as a result of the Branch Sale and our exit of the mortgage business and as a result of implementing our strategic realignment. These types of loans have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial real estate and commercial and industrial products.
Commercial real estate and commercial and industrial loans may present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the related commercial venture. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of a commercial loan in comparison to other loans such as residential loans, as well as the collateral which is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations. In addition, commercial loan customers often have the ability to fund current interest payments through additional borrowings, and as a result the actual credit risk associated with these customers may be worse than anticipated. In addition, some of our commercial borrowers have more than one loan outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration or other loss in advance of liquidation of such collateral. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates.
We offer land acquisition and development and construction loans for builders and developers, and as of December 31, 2018, we had $156.2 million in such loans outstanding, representing 9% of total loans outstanding. Similar to commercial and industrial and commercial real estate loans, land acquisition and development and construction loans are more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with rental or sale of the completed projects. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing or that renters cannot afford rents at the projects, product design risk, and risks posed by competing projects.
Because of the risks associated with commercial real estate, commercial and industrial and acquisition and development and construction loans, we may experience higher rates of default than a portfolio more heavily weighted towards smaller or residential mortgage loans. Losses in our commercial real estate, commercial and industrial, or construction and land loan portfolio could exceed our reserves, which would adversely impact our capital and earnings.
Future strategic initiatives may not be implemented successfully. We may not realize the benefits of our strategic initiatives in the anticipated timeline or at all, and the implementation of our strategy may result in costs or loss of revenue that could adversely impact our results of operations.
Implementation of our strategy may involve organic growth initiatives, hiring individual bankers or groups of bankers, developing new product lines, engaging in marketing initiatives, acquiring other financial institutions, or expanding our branch network. Strategic transactions and other initiatives involve additional expense and also put a strain on our management, financial, operational and technical resources. In addition, strategic initiatives involve a number of risks, which could have a material adverse effect on our business, financial condition and results of operations, including:

•	there may be a substantial lag time between the time we incur the expenses associated with implementing strategic initiatives and the time when we realize the anticipated benefits of the initiative;

•	expenses and diversion of management’s attention in connection with product development, evaluation, market studies and roll-out;

•	new products or services that are ultimately not utilized by customers, or do not attract other business from customers utilizing them, may not be profitable;

•	declines in the business conditions impacting clients in industries that are targets of strategic initiatives;

•	the use of inaccurate estimates and judgments in evaluating credit, operations, management and market risks with respect to any target institution or assets;

•	the diligence we conduct with respect to any expansion opportunity may not be sufficient to properly evaluate the prospects and risks of any such opportunity;

•	diluting our existing shareholders in an acquisition;

•	the time associated with negotiating a transaction or working on strategic plans, resulting in management’s attention being diverted from our existing business;

•
the time and expense of obtaining required regulatory approvals for any transaction and complying with the terms and conditions of regulatory approvals, which may require us to dispose of acquired branches, sell certain segments of acquired loan portfolios, or impose other restrictions on our operations;

•	negotiations for any transaction generally may be terminated by either party for a variety of reasons resulting in sunk costs associated with the particular transaction;

•	the time and expense of integrating new operations and personnel resulting from any transaction or branch expansion opportunity;

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

•	our asset quality could decline if we are not able to attract quality loan customers in new markets or if high-quality customers are lost in connection with a market exit;

•
the loss of customer deposits in connection with a branch closure, sale or consolidation eliminates a relatively inexpensive source of funding that we may not be able to replace without incurring additional expense;

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

•	reputational damage associated with strategic initiatives, particularly closing or selling branches or exiting lines of business.
We may be unable to successfully implement our strategic plan or meet our goals. The occurrence of any of the foregoing risks, or other risks not mentioned above, could have a material adverse impact on our financial condition and results of operations.
Regulatory changes related to widely used reference interest rates could adversely affect our revenue, expenses, the value of our loans and other financial instruments, and our interest rate risk.
The London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. Although alternative reference rates have been proposed, the scope of acceptance of any such reference rate and the impact on calculated rates, pricing and the ability to manage risk, including through derivatives, remain uncertain. We have a significant number of floating rate obligations, loans, deposits, derivatives and other financial instruments that are directly or indirectly dependent on LIBOR. If LIBOR ceases to exist, if the methods of calculating LIBOR change from current methods or if we are required to utilize alternative reference rates, interest rates on, and revenue and expenses associated with, those financial instruments may be adversely affected. Additionally, timing differences and different definitions of any new benchmark could create mismatches which would negatively impact interest income, interest rate risk management, liquidity. Our management of the transition from LIBOR may prompt changes in accounting treatment, risk and pricing models, valuation tools, hedging strategy and product design and offerings, all of which could cause us to incur significant expense. Reliance on “fallback” provisions also could result in customer uncertainty and disputes regarding how variable rates should be calculated, and negotiations with customers and counterparties regarding the calculation of interest will cause us to incur significant expense. If we are unable to successfully negotiate calculations, amend loans on terms that are satisfactory to our customers, or are unable to adequately hedge risks related to certain customers, we could experience a loss of customers and reputational damage. Any of these risks, and our failure to adequately manage the transition from LIBOR generally, could have a material adverse impact on our financial condition and results of operations.
An economic downturn in the commercial loan market, the commercial real estate industry, and/or in our markets generally could adversely affect our financial condition, results of operations or cash flows.
If the communities in which the Bank operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. If market conditions deteriorate, our non-performing assets may increase and we may need to take valuation adjustments on our loan portfolios and real estate owned.
We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition and results of operations.
Like other lenders, we face the risk that our customers will not repay their loans in full. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral when and if customers default on their loans. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Elevated levels of delinquencies and bankruptcies in our market area generally and among our customers specifically can be precursors of future charge-offs and may require us to increase our allowance for loan losses. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses that represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan losses and our methodology for calculating the allowance are fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2018 under “Allowance for Loan Losses,” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses” section. In general, an increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.
The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments that are different than those of management. As we are continually adjusting our loan portfolio and underwriting standards to reflect current market conditions, we can provide no assurance that our methodology will not change, which could result in a charge to earnings.
We continually reassess the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses as part of the Bank’s credit functions. Any significant amount of additional non-performing assets, loan charge-offs, increases in the provision for loan losses or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, and results of operations. Our allowance for loan losses may not be sufficient to cover future credit losses.
If the value of real estate in our core markets declines, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2018, approximately 63% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
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
The Bank’s results of operations are affected by policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets and the economic and political situations in certain parts of the world, we cannot predict with certainty possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the U.S. government and other governments in responding to such terrorist attacks or events in these or other regions may result in currency fluctuations, exchange controls, market disruption and other adverse effects.
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
Our earnings are significantly dependent on our net interest income, as we realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We are unable to predict future fluctuations in interest rates, which are affected by many factors, including inflation, economic growth, employment rates, fiscal and monetary policy and disorder and instability in domestic and foreign financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key interest driver rates, as well as balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables. Our net interest income also may decline based on our exposure to a difference in short-term and long-term interest rates. A relatively high cost for securing deposits, combined with lower interest rates that can be charged on customer loans, will place downward pressure on our net interest income. Our asset-liability management strategy may not be effective in preventing changes in interest rates from having a material adverse effect on our business, financial condition and results of operations.
Certain changes in interest rates, inflation, deflation or the financial markets could affect demand for our products and our results of operations and cash flows.
Loan originations, and potentially loan revenues, could be materially adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio and fixed rate loans lowering interest earnings. An unanticipated increase in inflation could cause our operating costs related to salaries and benefits, technology and supplies to increase at a faster pace than revenues.
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
Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of our loans and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the allowance for loan losses, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to the orderly function of our business. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.
Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely affect our liquidity.
We use brokered deposits to fund a portion of our operations. Our liquidity and our funding costs may be negatively affected if this funding source experiences reduced availability due to regulatory restrictions, loss of investor confidence or a move to other investments or as a result of increased Federal Deposit Insurance Corporation (“FDIC”) insurance costs for these deposits. As of December 31, 2018, 4% of the Bank’s total deposits were composed of brokered deposits. These deposits are a mix between short-term brokered certificates of deposit and brokered money market accounts. Depositors that invest in brokered deposits are generally interest rate sensitive and well-informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to our deposit base or provide the same enterprise value as traditional local retail deposit relationships. Brokered deposits are also considered wholesale funding by bank regulators and a dependence on wholesale funding may warrant increased regulatory review and higher FDIC insurance costs. Banks that are no longer “well capitalized” for bank regulatory purposes are limited in accepting or renewing brokered deposits. In addition, our costs of funds and profitability are likely to be adversely affected to the extent we have to rely upon higher cost borrowings from other institutional investors or brokers to fund loan demand and origination needs.
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
Our relatively small geographic footprint limits our ability to diversify macro-economic risk. We lend primarily to privately held small and mid-sized businesses, not for profit institutions, institutional caliber commercial real estate developers and investors, and individuals in the Metropolitan Atlanta area which may expose us to greater lending risks than those of banks lending to larger, better capitalized businesses with longer operating histories. Following the Branch Sale, we expect to lend primarily to entities and individuals in the Metropolitan Atlanta area, and as a result will be less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market area if they do occur.
Unpredictable economic conditions or a natural disaster in our market areas may have a material adverse effect on our financial performance.
Substantially all of our borrowers and depositors are individuals and businesses located and doing business in our markets. Therefore, our success will depend on the general economic conditions in the Metropolitan Atlanta area. As a result, our operations and profitability may be more adversely affected by a local economic downturn or natural disaster in such markets than those of larger, more geographically diverse competitors. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects any of the markets in which we operate, including existing or prospective property or borrowers in such markets may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As of December 31, 2018, we had $26.1 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.
Risks Related to Legislative and Regulatory Events
The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.
The Dodd-Frank Act created a new agency, the CFPB, with power to promulgate and enforce consumer protection laws. Smaller depository institutions, including those with $10 billion or less in assets, are subject to the CFPB’s rule-writing authority, and existing depository institution regulatory agencies retain examination and enforcement authority for such institutions. The Dodd-Frank Act also established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting:

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
The CFPB has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit unfair, deceptive or abusive acts and practices. In addition, the Dodd-Frank Act enhanced the regulation of mortgage banking and gave to the CFPB oversight of many of the core laws which regulate the mortgage industry and the authority to implement mortgage regulations. New regulations adopted and anticipated to be adopted by the CFPB impact consumer mortgage lending and servicing.
The CFPB’s “ability-to-repay” and “qualified mortgage” rules could have a negative impact on our loan origination process and foreclosure proceedings.
The CFPB has adopted rules that impact our residential mortgage lending practices, and the residential mortgage market generally including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The rules define a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. Although the new “qualified mortgage” rules may provide better definition and more certainty regarding regulatory requirements, the rules may also increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Additionally, qualified “higher priced mortgages” only provide a rebuttable presumption of compliance and thus may be more susceptible to challenges from borrowers.
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
The law of choice for enforcement against such business practices generally has been Section 5 of the Federal Trade Commission Act-the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published and periodically updates its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP and has enacted a number of regulations governing the conduct of consumer lending activities. The CFPB has broad rulemaking and enforcement authority with respect to UDAAP and any future regulations adopted or practices targeted for enforcement by the CFPB could have wide-ranging implications on the operations of financial institutions offering consumer financial products or services, including the Bank.
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
From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017, represented a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes impacting our overall U.S. federal tax liability. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, that could significant and adversely affect our U.S. federal income tax position. As previously disclosed, the reduction of the federal corporate tax rate to 21%, caused our net deferred tax asset to be revalued in 2017. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. Additional guidance may be issued by the Internal Revenue Service, the Department of Treasury, or other governing bodies that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.
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
The Federal Reserve and the OCC periodically examine our business, including our compliance with laws and regulations, and we may become subject to other regulatory agency examinations in the future. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may require us to take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth by preventing us from acquiring other financial institutions or limiting our ability to expand our business by engaging in new activities, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.
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

Our stock repurchase program may not enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.
In November 2018, our Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, available cash, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which impacts our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities and pay dividends and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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
As of December 31, 2018, we had $50 million of subordinated notes outstanding. The subordinated notes are senior to shares of our common stock. As a result, we must make payments on the subordinated notes before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution, or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made to the holders of the common stock. Our ability to pay future distributions depends upon the earnings of the Bank and the issuance of dividends from the Bank to the Company, which may be inadequate to service the obligations.
The amount of interest payable on our 6.25% Fixed to Floating Rate Subordinated Notes due 2025 will vary after September 19, 2020.
The interest rate on our 6.25% Fixed to Floating Rate Subordinated Notes due 2025 will vary after September 29, 2020. From and including the issue date of such notes but excluding September 30, 2020, the notes will bear interest at a fixed rate of 6.25% per year. From September 30, 2020 to the maturity date, the notes will bear interest at an annual floating rate equal to the three-month LIBOR plus 468 basis points for any interest period. If interest rates rise, the cost of our subordinated notes may increase, negatively affecting our net income. For additional information regarding the subordinated notes, see “Note 11 – Other Borrowings and Long Term Debt” in Item 8, “Financial Statements and Supplementary Data.”
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
Our primary source of cash is dividends we receive from the Bank. Therefore, our ability to pay dividends to our shareholders depends on the Bank’s ability to pay dividends to us. Atlantic Capital has not historically paid dividends to shareholders and did not pay dividends in 2018, 2017, or 2016. Additionally, banks and bank holding companies are subject to significant regulatory restrictions on the payment of cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition, regulatory requirements and other factors that the boards of directors of the Company and the Bank consider relevant.
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
None.
ITEM 2. PROPERTIES
The executive office of Atlantic Capital Bancshares, Inc., is located at 945 East Paces Ferry Road NE, Suite 1600, Atlanta, Fulton County, Georgia. The headquarters of Atlantic Capital Bank, N.A. is located at 1110 Market Street, #300, Chattanooga, Hamilton County, Tennessee. Both properties are leased. Atlantic Capital provides services or performs operational functions at 16 additional locations, of which 8 are owned and 8 are leased. These offices are located in Fulton, Whitfield and Oconee County, Georgia, and Hamilton, Union, Jefferson, Knox, and Loudon County, Tennessee.
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
Market Information
Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) trading under the symbol “ACBI.” The last reported sale price of our common stock on Nasdaq on March 7, 2019 was $18.65 per share.
Holders
At March 1, 2019, there were 321 record shareholders. We estimate the number of beneficial shareholders to be much higher as many of our shares are held by brokers or dealers for their customers in street name.
Dividend Policy
We did not pay any dividends in fiscal 2018 or fiscal 2017.
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

Performance Graph
Set forth below is a line graph, which was prepared by SNL Financial LC (“SNL”) comparing the yearly percentage change in the cumulative total shareholder return on Atlantic Capital’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index, the SNL U.S. Bank Index and the SNL Southeast U.S. Bank Index, commencing November 2, 2015 (when our shares began trading) and ending on December 31, 2018.

Issuer Repurchases of Equity Securities
On November 14, 2018, the Company announced that the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock.  The repurchase program commenced immediately with respect to $40 million of stock, and the remaining $45 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital.  The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital.  The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on November 14, 2020. Any repurchased shares will constitute authorized but unissued shares.
During the fourth quarter of 2018, the Company repurchased $14.2 million, or 822,100 shares of common stock. The following table presents information with respect to repurchases of our common shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2018	—	$—	—	$—
November 1 - 30, 2018	195,200	18.01	195,200	81,484,015
December 1 - 31, 2018	626,900	17.00	626,900	70,823,010
Total	822,100	$17.27	822,100	$70,823,010

ITEM 6.	SELECTED FINANCIAL DATA

ATLANTIC CAPITAL BANCSHARES, INC.(1)

	For the Years Ended December 31,
(in thousands, except share and per share data)	2018	2017	2016	2015	2014
INCOME SUMMARY
Interest income	$94,760	$75,818	$63,273	$43,546	$36,542
Interest expense	18,513	12,986	9,554	4,600	3,449
Net interest income	76,247	62,832	53,719	38,946	33,093
Provision for loan losses	1,946	3,218	3,816	8,035	488
Net interest income after provision for loan losses	74,301	59,614	49,903	30,911	32,605
Noninterest income	10,047	12,179	11,981	8,664	5,342
Noninterest expense	49,991	52,834	50,099	42,435	26,574
Income from continuing operations before income taxes	34,357	18,959	11,785	(2,860)	11,373
Income tax expense	6,307	23,715	4,221	(117)	3,857
Net income (loss) from continuing operations	28,050	(4,756)	7,564	(2,743)	7,516
Income from discontinued operations, net of tax	482	1,030	5,831	1,424	—
Net income (loss)	$28,532	$(3,726)	$13,395	$(1,319)	$7,516

PER SHARE DATA
Basic earnings (loss) per share - continuing operations	$1.08	$(0.19)	$0.31	$(0.18)	$0.56
Basic earnings (loss) per share - discontinued operations	0.02	0.04	0.24	0.09	—
Basic earnings (loss) per share	$1.10	$(0.15)	$0.54	$(0.09)	$0.56

Diluted earnings (loss) per share - continuing operations	$1.07	$(0.19)	$0.30	$(0.18)	$0.55
Diluted earnings (loss) per share - discontinued operations	0.02	0.04	0.23	0.09	—
Diluted earnings (loss) per share	$1.09	$(0.15)	$0.53	$(0.09)	$0.55
Book value per share	12.80	11.99	12.10	11.79	10.48
Dividends declared	—	—	—	—	—

PERFORMANCE MEASURES
Return on average equity	9.05%	(1.17)%	4.44%	(0.77)%	5.54%
Return on average assets	1.03	(0.14)	0.49	(0.08)	0.61
Taxable equivalent net interest margin - continuing operations	3.50	3.07	2.76	2.76	2.86
Efficiency ratio - continuing operations	57.93	70.44	76.25	89.13	69.14
Equity to assets	10.95	10.67	11.13	10.91	10.72
Dividend payout ratio	—	—	—	—	—

ASSET QUALITY
Allowance for loan losses to loans held for investment(2)	1.03%	1.00%	1.04%	1.06%	1.10%
Net charge-offs	$342	$4,469	$2,126	$551	$(118)
Net charge-offs to average loans	0.02%	0.23%	0.11%	0.05%	(0.01)%
NPAs to total assets	0.20	0.14	0.13	0.40	0.12

(1) On November 14, 2018, the Bank entered into an agreement with FirstBank to sell its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches to be sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for all periods presented. (2) The December 31, 2018 ratio is calculated on a continuing operations basis. Prior period ratios have not been retrospectively adjusted for the impact of discontinued operations.

ATLANTIC CAPITAL BANCSHARES, INC.(1)

	For the Years Ended December 31,
(in thousands, except share and per share data)	2018	2017	2016	2015	2014

AVERAGE BALANCES
Loans and loans held for sale	$1,977,014	$1,936,109	$1,986,482	$1,192,103	$918,959
Investment securities	455,099	447,775	357,054	165,796	143,727
Total assets	2,780,571	2,719,658	2,709,138	1,581,687	1,227,230
Deposits	2,238,292	2,146,852	2,146,984	1,296,763	983,772
Shareholders’ equity	315,253	318,805	301,443	170,675	135,687
Number of common shares - basic	25,947,038	25,592,731	24,763,522	15,283,437	13,445,122
Number of common shares - diluted	26,111,755	25,822,085	25,186,680	15,663,865	13,641,882

AT PERIOD END
Total loans	$2,106,992	$1,935,326	$2,016,549	$1,886,134	$1,039,713
Investment securities	402,486	449,117	347,705	346,221	133,437
Total assets	2,955,440	2,891,421	2,727,543	2,638,780	1,314,859
Deposits	2,537,943	2,450,665	2,237,580	2,262,218	1,105,845
Shareholders’ equity	323,653	308,425	303,658	287,992	140,929
Number of common shares outstanding	25,290,419	25,712,909	25,093,135	24,425,546	13,453,820

(1) On November 14, 2018, the Bank entered into an agreement with FirstBank to sell its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches to be sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for all periods presented.

Non-GAAP Financial Measures
Statements included in this annual report include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Atlantic Capital management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin; (iv) operating net income; (v) diluted earnings per share - operating; and (vi) interest income on investment securities.
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

Non-GAAP Performance Measures Reconciliation

	For the Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Operating net income reconciliation
Net income (loss) - GAAP	$28,532	$(3,726)	$13,395	$(1,319)	$7,516
Merger related expenses, net of income tax	—	—	1,685	5,625	—
Divestiture expenses, net of income tax	—	—	187	—	—
Gain on sale of branches, net of income tax	—	—	(2,385)	—	—
Provision for acquired non PCI FSG loans, net of income tax	—	—	—	4,153	—
Revaluation of net deferred tax asset	—	17,398	—	—	—
Operating net income	$28,532	$13,672	$12,882	$8,459	$7,516

Operating diluted earnings per share reconciliation
Diluted earnings (loss) per share - GAAP	$1.09	$(0.15)	$0.53	$(0.09)	$0.55
Merger related expenses	—	—	0.06	0.63	—
Net gain on sale of branches	—	—	(0.08)	—	—
Revaluation of net deferred tax asset	—	0.68	—	—	—
Diluted earnings per share - operating	$1.09	$0.53	$0.51	$0.54	$0.55

Interest income on investment securities reconciliation
Interest income on investment securities - GAAP	$10,912	$9,181	$5,698	$3,301	$3,109
Taxable equivalent adjustment	395	906	484	63	39
Interest income on investment securities - taxable equivalent	$11,307	$10,087	$6,182	$3,364	$3,148

Interest income reconciliation
Interest income - GAAP	$94,760	$75,818	$63,273	$43,546	$36,542
Taxable equivalent adjustment	395	906	484	63	39
Interest income - taxable equivalent	$95,155	$76,724	$63,757	$43,609	$36,581

Net interest income reconciliation
Net interest income - GAAP	$76,247	$62,832	$53,719	$38,946	$33,093
Taxable equivalent adjustment	395	906	484	63	39
Net interest income - taxable equivalent	$76,642	$63,738	$54,203	$39,009	$33,132

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.48%	3.03%	2.74%	2.75%	2.85%
Impact of taxable equivalent adjustment	0.02	0.04	0.02	0.01	0.01
Net interest margin - taxable equivalent	3.50%	3.07%	2.76%	2.76%	2.86%

ATLANTIC CAPITAL BANCSHARES, INC.(1)

	2018				2017
(in thousands, except share and per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest income	$26,628	$24,017	$22,836	$21,279	$20,170	$19,527	$19,157	$16,964
Interest expense	5,560	4,720	4,392	3,841	3,454	3,500	3,312	2,720
Net interest income	21,068	19,297	18,444	17,438	16,716	16,027	15,845	14,244
Provision for loan losses	502	845	(173)	772	282	322	1,980	634
Net interest income after provision for loan losses	20,566	18,452	18,617	16,666	16,434	15,705	13,865	13,610
Noninterest income	164	2,255	4,466	3,162	2,748	2,574	3,958	2,899
Noninterest expense	12,208	11,872	12,623	13,288	15,333	12,531	12,445	12,525
Income from continuing operations before income taxes	8,522	8,835	10,460	6,540	3,849	5,748	5,378	3,984
Income tax expense	1,039	1,837	2,082	1,349	19,157	1,815	1,534	1,209
Net income (loss) from continuing operations	7,483	6,998	8,378	5,191	(15,308)	3,933	3,844	2,775
Income (loss) from discontinued operations, net of tax	1,347	(485)	(227)	(153)	(29)	119	485	455
Net income (loss)	$8,830	$6,513	$8,151	$5,038	$(15,337)	$4,052	$4,329	$3,230

PER SHARE DATA
Basic earnings (loss) per share - continuing operations	$0.29	$0.27	$0.32	$0.20	$(0.60)	$0.16	$0.15	$0.11
Basic earnings (loss) per share - discontinued operations	0.05	(0.02)	(0.01)	(0.01)	—	—	0.02	0.02
Basic earnings (loss) per share	$0.34	$0.25	$0.31	$0.19	$(0.60)	$0.16	$0.17	$0.13

Diluted earnings (loss) per share - continuing operations	$0.29	$0.27	$0.32	$0.20	$(0.60)	$0.16	$0.15	$0.11
Diluted earnings (loss) per share - discontinued operations	0.05	(0.02)	(0.01)	(0.01)	—	—	0.02	0.02
Diluted earnings (loss) per share	$0.34	$0.25	$0.31	$0.19	$(0.60)	$0.16	$0.17	$0.13
Book value per share	12.80	12.27	12.14	11.91	11.99	12.63	12.45	12.18

PERFORMANCE MEASURES
Return on average equity	10.90%	8.07%	10.46%	6.66%	(18.66)%	4.96%	5.48%	4.19%
Return on average assets	1.21	0.92	1.20	0.76	(2.24)	0.60	0.63	0.48
Taxable equivalent net interest margin - continuing operations	3.66	3.48	3.51	3.39	3.23	3.12	3.07	2.94
Efficiency ratio - continuing operations	57.50	55.09	55.10	64.50	78.78	67.37	62.84	73.06
Equity to assets	10.95	11.11	11.77	11.29	10.67	12.31	11.82	11.10

ASSET QUALITY
Allowance for loan losses to loans held for investment (2)	1.03%	1.00%	1.01%	1.01%	1.00%	0.99%	1.11%	1.05%
Net charge-offs	$(3)	$(15)	$129	$231	$(192)	$3,322	$49	$1,290
Net charge-offs to average loans (3)	—%	—%	0.03%	0.05%	(0.04)%	0.68%	0.01%	0.26%
NPAs to total assets	0.20	0.13	0.14	0.13	0.14	0.23	0.52	0.21

(1) On November 14, 2018, the Bank entered into an agreement with FirstBank to sell its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches to be sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for all periods presented. (2) The fourth quarter 2018 ratio is calculated on a continuing operations basis. Prior period ratios have not been retrospectively adjusted for the impact of discontinued operations. (3) Annualized.

ATLANTIC CAPITAL BANCSHARES, INC.(1)

	2018				2017
(in thousands, except share and per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

AVERAGE BALANCES
Loans	$2,076,853	$1,963,817	$1,927,063	$1,938,953	$1,898,745	$1,934,505	$1,962,374	$1,949,385
Investment securities	450,465	461,348	454,634	453,917	460,269	455,868	455,090	419,335
Total assets	2,891,327	2,805,740	2,718,071	2,704,822	2,720,070	2,701,387	2,762,389	2,694,715
Deposits	2,380,861	2,254,072	2,135,825	2,153,885	2,194,849	2,121,263	2,158,675	2,111,992
Shareholders’ equity	321,348	320,090	312,543	306,821	326,059	323,832	316,825	308,261
Number of common shares - basic	25,919,445	26,103,397	26,010,914	25,750,824	25,723,548	25,699,179	25,621,910	25,320,690
Number of common shares - diluted	26,043,799	26,254,772	26,200,026	25,945,773	25,888,064	25,890,779	25,831,281	25,672,286

AT PERIOD END
Total loans	$2,106,992	$2,040,320	$1,935,923	$1,960,256	$1,935,326	$1,908,706	$1,963,835	$1,930,965
Investment securities	402,486	465,756	453,968	458,730	449,117	447,005	450,273	456,942
Total assets	2,955,440	2,882,721	2,690,674	2,718,665	2,891,421	2,638,412	2,702,575	2,802,078
Deposits	2,544,163	2,379,824	2,066,587	2,096,300	2,450,665	2,103,645	2,113,954	2,203,039
Shareholders’ equity	323,653	320,237	316,770	307,059	308,425	324,754	319,435	310,967
Number of common shares outstanding	25,290,419	26,103,666	26,102,217	25,772,208	25,712,909	25,716,418	25,654,521	25,535,013

(1) On November 14, 2018, the Bank entered into an agreement with FirstBank to sell its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches to be sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for all periods presented.

Non-GAAP Performance Measures Reconciliation

	2018				2017
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Operating net income reconciliation
Net income (loss) - GAAP	$8,830	$6,513	$8,151	$5,038	$(15,337)	$4,052	$4,329	$3,230
Revaluation of net deferred tax asset	—	—	—	—	17,398	—	—	—
Operating net income	$8,830	$6,513	$8,151	$5,038	$2,061	$4,052	$4,329	$3,230

Operating diluted earnings per share reconciliation
Diluted earnings (loss) per share - GAAP	$0.34	$0.25	$0.31	$0.19	$(0.60)	$0.16	$0.17	$0.13
Revaluation of net deferred tax asset	—	—	—	—	0.68	—	—	—
Diluted earnings per share - operating	$0.34	$0.25	$0.31	$0.19	$0.08	$0.16	$0.17	$0.13

Interest income on investment securities reconciliation
Interest income on investment securities - GAAP	$2,844	$2,789	$2,687	$2,592	$2,510	$2,298	$2,355	$2,018
Taxable equivalent adjustment	97	97	98	103	213	215	223	255
Interest income on investment securities - taxable equivalent	$2,941	$2,886	$2,785	$2,695	$2,723	$2,513	$2,578	$2,273

Interest income reconciliation
Interest income - GAAP	$26,628	$24,017	$22,836	$21,279	$20,170	$19,527	$19,157	$16,964
Taxable equivalent adjustment	97	97	98	103	213	215	223	255
Interest income - taxable equivalent	$26,725	$24,114	$22,934	$21,382	$20,383	$19,742	$19,380	$17,219

Net interest income reconciliation
Net interest income - GAAP	$21,068	$19,297	$18,444	$17,438	$16,716	$16,027	$15,845	$14,244
Taxable equivalent adjustment	97	97	98	103	213	215	223	255
Net interest income - taxable equivalent	$21,165	$19,394	$18,542	$17,541	$16,929	$16,242	$16,068	$14,499

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.64%	3.46%	3.49%	3.37%	3.18%	3.08%	3.02%	2.89%
Impact of taxable equivalent adjustment	0.02	0.02	0.02	0.02	0.05	0.04	0.05	0.05
Net interest margin - taxable equivalent	3.66%	3.48%	3.51%	3.39%	3.23%	3.12%	3.07%	2.94%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of earnings and related financial data (“MD&A”) is presented to assist in understanding the financial condition and results of operations of Atlantic Capital Bancshares, Inc. and its subsidiaries. This MD&A should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. On November 14, 2018, the Bank entered into an agreement with FirstBank to sell its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. Current and prior periods’ financial information covering income and expense amounts in this MD&A has been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The financial information for prior periods included in this MD&A also reflects the reclassification of assets and liabilities related to discontinued operations to held for sale. Items included in discontinued operations reflect the pending Branch Sale. Unless otherwise noted, for purposes of this section, “Atlantic Capital” refers to the consolidated financial position and consolidated results of operations for Atlantic Capital Bancshares, Inc.
EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
Atlantic Capital reported net income from continuing operations of $28.1 million for the year ended December 31, 2018. This compared to a net loss from continuing operations of $4.8 million for the year ended December 31, 2017. Diluted income per common share from continuing operations was $1.07 for 2018, compared to ($0.19) for 2017.
The increase in net income from continuing operations for the year ended December 31, 2018 compared to 2017 was primarily the result of a 73% decrease in provision for income taxes from continuing operations. This was due to a $17.4 million reduction in the value of Atlantic Capital’s net deferred tax asset in 2017 as a result of the tax reform legislation signed into law on December 22, 2017. In addition, net interest income before provision for loan losses increased $13.4 million, or 21%, from 2017 to 2018, primarily due to a $15.7 million, or 24%, increase in interest and fee income on loans, and a $1.2 million, or 12%, increase in interest on investment securities available-for-sale (taxable equivalent).
Net income from continuing operations of $7.6 million for the year ended December 31, 2016 decreased $12.3 million to a net loss from continuing operations of $4.8 million for the year ended December 31, 2017. The decrease in was primarily the result of the previously mentioned $17.4 million reduction in the value of Atlantic Capital’s net deferred tax asset.
Taxable equivalent net interest income from continuing operations was $76.6 million for 2018, compared to $63.7 million for 2017. Taxable equivalent net interest margin increased to 3.50% for the year ended December 31, 2018, from 3.07% for 2017. The margin increase was primarily due to increases in the Fed Funds rate.
Taxable equivalent net interest income from continuing operations was $63.7 million for 2017, compared to $54.2 million for 2016. Taxable equivalent net interest margin increased to 3.07% for the year ended December 31, 2017, from 2.76% for 2016. The margin increase was primarily due to increases in the Fed Funds rate.
Provision for loan losses from continuing operations for the year ended December 31, 2018 totaled $1.9 million, a decrease of $1.3 million, or 40%, from the year ended December 31, 2017, due to lower net charge-offs. The Company recorded negative provision for loan losses in 2018 totaling $3.1 million included in discontinued operations, primarily due to the classification of $373 million of loans to held for sale. Provision expense decreased by $598,000 from $3.8 million in 2016 to $3.2 million in 2017, primarily related to a reduction in loan growth
Noninterest income from continuing operations decreased $2.1 million, or 18%, to $10.0 million for the year ended December 31, 2018 from the year ended December 31, 2017. The decrease was primarily due to a loss of $1.9 million on the sale of $63 million in investment securities to help fund the cash owed to the buyer at the closing of the upcoming Branch Sale. In addition, there was an $896,000 decrease in gains on sales of other assets and a $789,000 decrease in trust income from 2017 to 2018. These decreases were offset by a $1.7 million net gain on the sale of Southeastern Trust Company in 2018.
Noninterest income from continuing operations increased $198,000, or 2%, to $12.2 million for the year ended December 31, 2017 from the year ended December 31, 2016. Service charges increased $762,000, or 39%, and SBA lending activities increased $487,000, or 13% from 2016 to 2017. These increases were offset by a $1.4 million decrease in TriNet lending activities which is included in other noninterest income. Atlantic Capital closed the TriNet lending division during the third quarter of 2016.
For the year ended December 31, 2018, noninterest expense from continuing operations decreased $2.8 million, or 5%, compared to 2017. Salary and benefits expense decreased $1.4 million, or 4%, in 2018 due to severance costs and $2.0 million in expenses related to the President and Chief Operating Officer’s resignation in 2017. Additionally, professional services expense decreased

$1.1 million, or 24%, primarily due to expenses related to the public offering of common stock by a selling stockholder completed during the third quarter of 2017.
Noninterest expense from continuing operations totaled $52.8 million for the year ended December 31, 2017, compared to $50.1 million for the same period in 2016, an increase of $2.7 million, or 5%. Salary and benefits expense increased $4.4 million, or 16%, in 2017 due to severance and resignation costs previously discussed. Additionally, professional services expense increased $1.7 million, or 61%, from 2016 to 2017, primarily due to expenses related to the public offering of common stock in 2017. These increases were offset by a $2.4 million, or 89%, decrease in merger and conversion costs from 2016 to 2017 related to the acquisition of First Security.
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
Management considers the established ALL adequate to absorb losses that relate to loans outstanding at December 31, 2018, although future additions may be necessary based on deteriorated economic conditions, reduced collateral values, erosion of the borrower’s access to liquidity and other factors. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Atlantic Capital’s estimates would be updated and additions to the ALL may be required.

Fair value measurements.
Atlantic Capital’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. See Note 18, Fair Value Measurements, in the consolidated financial statements for additional disclosures regarding the fair value of our assets and liabilities.
When a loan is considered individually impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost, fair value, less cost to sell, or listed selling price less cost to sell, following foreclosure. Fair value is defined by GAAP as “the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets. It is not a forced transaction (for example, a forced liquidation or distress sale).” Although management believes its processes for determining the value of impaired loans and foreclosed properties are appropriate and allow Atlantic Capital to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value. In addition, because of subjectivity in fair value determinations, there may be grounds for differences in opinions, which may result in disagreements between management and the Bank’s regulators, which could cause the Bank to change its judgments about fair value.
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
Atlantic Capital uses derivatives primarily to manage interest rate risk. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and pricing models that are primarily sensitive to observable market data.
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

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income from continuing operations for 2018 totaled $76.6 million, a $12.9 million, or 20%, increase from 2017. This increase was primarily driven by an $18.4 million, or 24%, increase in taxable equivalent interest income from continuing operations. The interest income increase primarily resulted from the following:

•	a $15.7 million, or 24%, increase to $80.1 million in interest income on loans, resulting from increases in the Fed Funds rate and an increase in average loan balances; and

•	a $1.2 million, or 12%, increase to $11.3 million in taxable equivalent interest income on investment securities, resulting from a 23 basis point increase in the yield on investment securities; and

•	a $1.3 million, or 145%, increase to $2.2 million in interest income on deposits in other banks, resulting from increases in the Fed Funds rate.
Interest expense from continuing operations for the year ended December 31, 2018 totaled $18.5 million, a $5.5 million, or 43%, increase from 2017, primarily due to a $4.6 million, or 58%, increase in interest paid on deposits. The rate paid on interest bearing liabilities increased 42 basis points from 2017 to 2018, driven by an increase in interest rates on deposits and other borrowings resulting from increases in the Fed Funds rate.
Taxable equivalent net interest margin from continuing operations increased to 3.50% from 3.07% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The primary reason for the increase in taxable equivalent net interest margin for 2018 compared to 2017 was the higher interest rates on loans resulting from Fed Funds rate increases. Net accretion income on acquired loans discount totaled $1.4 million for the year ended December 31, 2018, compared to $2.4 million for the same period in 2017.
Taxable equivalent net interest income from continuing operations increased $9.5 million, or 18%, from $54.2 million in 2016 to $63.7 million in 2017. Taxable equivalent net interest margin increased to 3.07% in 2017 from 2.76% in 2016, primarily due to Fed Funds rate increases and increased investment in non-taxable investment securities.

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

Table 1 - Average Balance Sheets and Net Interest Analysis(1)
(Dollars in thousands; taxable equivalent)
	Twelve months ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$104,145	$2,244	2.15%	$85,525	$916	1.07%	$92,744	$583	0.63%
Other short-term investments	15,210	426	2.80%	14,266	270	1.89%	23,134	318	1.37%
Investment securities:
Taxable investment securities	379,035	9,005	2.38%	366,309	7,221	1.97%	310,815	4,755	1.53%
Non-taxable investment securities(2)	76,064	2,302	3.03%	81,466	2,866	3.52%	46,239	1,427	3.09%
Total investment securities	455,099	11,307	2.48%	447,775	10,087	2.25%	357,054	6,182	1.73%
Loans - continuing operations	1,600,257	80,110	5.01%	1,507,453	64,436	4.27%	1,472,548	55,837	3.79%
FHLB and FRB stock	17,710	1,068	6.03%	18,528	1,015	5.48%	15,617	837	5.36%
Total interest-earning assets - continuing operations	2,192,421	95,155	4.34%	2,073,547	76,724	3.70%	1,961,097	63,757	3.25%
Loans held for sale - discontinued operations	376,757	18,224	4.84%	428,656	20,453	4.77%	513,934	24,943	4.85%
Total interest-earning assets	2,569,178	113,379	4.41%	2,502,203	97,177	3.88%	2,475,031	88,700	3.58%
Non-earning assets	211,393			217,455			234,107
Total assets	$2,780,571			$2,719,658			$2,709,138
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,001,025	10,627	1.06%	868,999	5,921	0.68%	795,175	3,836	0.48%
Time deposits	10,046	115	1.14%	11,345	53	0.47%	14,842	50	0.34%
Brokered deposits	84,105	1,764	2.10%	168,685	1,960	1.16%	207,543	1,574	0.76%
Total interest-bearing deposits	1,095,176	12,506	1.14%	1,049,029	7,934	0.76%	1,017,560	5,460	0.54%
Total borrowings	139,422	2,703	1.94%	175,060	1,758	1.00%	169,621	809	0.48%
Total long-term debt	49,613	3,304	6.66%	49,444	3,294	6.66%	49,275	3,285	6.67%
Total interest-bearing liabilities - continuing operations	1,284,211	18,513	1.44%	1,273,533	12,986	1.02%	1,236,456	9,554	0.77%
Interest-bearing liabilities - discontinued operations	467,101	4,084	0.87%	466,777	2,143	0.46%	576,163	1,955	0.34%
Total interest-bearing liabilities	1,751,312	22,597	1.29%	1,740,310	15,129	0.87%	1,812,619	11,509	0.63%
Demand deposits	538,110			490,495			401,340
Demand deposits - discontinued operations	137,905			140,551			158,422
Other liabilities	37,991			29,497			35,314
Shareholders' equity	315,253			318,805			301,443
Total liabilities and shareholders' equity	$2,780,571			$2,719,658			$2,709,138
Net interest spread - continuing operations			2.90%			2.68%			2.48%
Net interest income and net interest margin - continuing operations(3)		$76,642	3.50%		$63,738	3.07%		$54,203	2.76%
Net interest income and net interest margin(3)		$90,782	3.53%		$82,048	3.28%		$77,191	3.12%

(1) On November 14, 2018, the Bank entered into an agreement with FirstBank to sell its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches to be sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for all periods presented.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016, reflecting the statutory federal income tax rates.

(3) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset. For a reconciliation of Non-GAAP financial measures, see Item 6. Selected Financial Data - Non-GAAP Performance Measures Reconciliation.

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

Table 2 - Changes in Net Interest Income
(in thousands)
	2018 Compared to 2017 Increase (decrease) Due to Changes in:			2017 Compared to 2016 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$401	$927	$1,328	$(77)	$410	$333
Other short-term investments	26	130	156	(168)	120	(48)
Investment securities:
Taxable investment securities	302	1,482	1,784	1,094	1,372	2,466
Non-taxable investment securities(1)	(163)	(401)	(564)	1,239	200	1,439
Total investment securities	139	1,081	1,220	2,333	1,572	3,905
Total loans	4,646	11,028	15,674	1,492	7,107	8,599
FHLB and FRB stock	(49)	102	53	159	19	178
Total interest-earning assets - continuing operations	5,163	13,268	18,431	3,739	9,228	12,967
Loans held for sale - discontinued operations	(2,510)	281	(2,229)	(4,069)	(421)	(4,490)
Total interest-earning assets	2,653	13,549	16,202	(330)	8,807	8,477

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	1,402	3,304	4,706	503	1,582	2,085
Time deposits	(15)	77	62	(16)	19	3
Internet and brokered deposits	(1,774)	1,578	(196)	(452)	838	386
Total interest-bearing deposits	(387)	4,959	4,572	35	2,439	2,474
Total borrowings	(691)	1,636	945	55	894	949
Total long-term debt	11	(1)	10	11	(2)	9
Total interest-bearing liabilities - continuing operations	(1,067)	6,594	5,527	101	3,331	3,432
Interest-bearing liabilities - discontinued operations	3	1,938	1,941	(502)	690	188
Total interest-bearing liabilities	(1,064)	8,532	7,468	(401)	4,021	3,620

Change in net interest income - continuing operations	$6,230	$6,674	$12,904	$3,638	$5,897	$9,535
Change in net interest income	$3,717	$5,017	$8,734	$71	$4,786	$4,857

(1) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016, reflecting the statutory federal income tax rates.

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
The provision for loan losses from continuing operations was $1.9 million in 2018, a decrease of $1.3 million, or 40%, compared to 2017, due to lower net charge-offs in 2018. The Company recorded negative provision for loan losses in 2018 totaling $3.1 million included in discontinued operations, primarily due to the classification of $373 million of loans to held for sale. The provision for loan losses was $3.2 million in 2017, a decrease of $598,000, or 16%, compared to 2016. The decrease from 2016 to 2017 was primarily related to a reduction in loan growth.
At December 31, 2018, nonperforming loans totaled $5.2 million compared to $2.9 million at December 31, 2017. The increase was primarily attributable to the inclusion of $799,000 in nonperforming loans held for sale as of December 31, 2018 which were previously designated as PCI. The Bank also placed an additional $693,000 in commercial and industrial loans on nonaccrual status as of December 31, 2018 compared to 2017. Net loan charge-offs were 0.02%, 0.23% and 0.11%, respectively, of average loans for the years ended December 31, 2018, 2017, and 2016, respectively. The allowance for loan losses to total loans at December 31, 2018 was 1.03%, compared to 1.00% at December 31, 2017.
Noninterest Income
Noninterest income was $13.4 million in 2018, compared with $16.2 million in 2017, and $21.7 million in 2016. The following table presents the components of noninterest income.

Table 3 - Noninterest Income
(in thousands)
	Twelve months ended December 31,			Change
	2018	2017	2016	2018-2017
Service charges	$3,215	$2,734	$1,972	$481
Gain (loss) on sales of securities	(1,855)	(63)	44	(1,792)
Gain on sale of other assets	(154)	742	388	(896)
Trust income	1,025	1,814	1,411	(789)
Derivatives income	308	156	260	152
Bank owned life insurance	1,506	1,530	1,610	(24)
SBA lending activities	3,606	4,129	3,642	(523)
Gain on sale of trust business	1,681	—	—	1,681
Other noninterest income	715	1,137	2,654	(422)
Total noninterest income - continuing operations	10,047	12,179	11,981	(2,132)
Noninterest income - discontinued operations	3,347	4,010	9,751	(663)
Noninterest income	$13,394	$16,189	$21,732	$(2,795)
Service charges from continuing operations for the year ended December 31, 2018 increased $481,000, or 18%, from 2017. The increase was primarily due to the increase in deposit balances and improved volume of treasury and payments services. Gain on sales of other assets for the year ended December 31, 2018 decreased $896,000 compared to 2017 due to a $323,000, or 84%, decrease in net gains on sales of other real estate owned and a $426,000 gain on the sale of a tax credit investment during the second quarter of 2017. In addition, the Company recorded a loss on disposition of fixed assets totaling $170,000 in the second quarter of 2018 related to the relocation of its Atlanta headquarters.
In the fourth quarter of 2018, Atlantic Capital recorded a loss of $1.9 million on the sale of $63 million in investment securities to help fund the cash owed to the buyer at the closing of the pending second quarter 2019 Branch Sale. Trust income for the year ended December 31, 2018 decreased $789,000, or 43%, from 2017 due to the sale of the trust business. Atlantic Capital closed on the sale of the trust business during the second quarter of 2018 and recorded a net gain of $1.7 million.

Income from SBA lending activities for the year ended December 31, 2018 decreased $523,000, or 13%, compared to 2017, partly as a result of the decrease in balances of loans sold and the impact on the sale of SBA loans in December 2018 from the federal government shutdown. During the years ended 2018 and 2017, guaranteed portions of 57 and 43 SBA loans with principal balances of $52.2 million and $65.0 million, respectively, were sold in the secondary market.
For 2017, noninterest income totaled $16.2 million compared to $21.7 million for 2016, a $5.5 million, or 26%, decrease. The most significant component of the decrease was a $3.9 million net gain on branch sales in 2016 which is included in noninterest income - discontinued operations. Additionally, the decrease in other noninterest income from continuing operations was due to a $1.4 million, or 94%, decrease in TriNet lending income from 2016 to 2017 due to Atlantic Capital’s decision to close the TriNet Lending division in the third quarter of 2016.
Noninterest Expense
The following table presents the components of noninterest expense.

Table 4 - Noninterest Expense
(in thousands)
	Twelve months ended December 31,			Change
	2018	2017	2016	2018-2017
Salaries and employee benefits	$31,766	$33,130	$28,682	$(1,364)
Occupancy	2,972	2,516	2,218	456
Equipment and software	2,817	2,341	2,175	476
Professional services	3,511	4,591	2,860	(1,080)
Postage, printing and supplies	166	244	360	(78)
Communications and data processing	2,676	2,625	1,938	51
Marketing and business development	710	798	1,004	(88)
FDIC premiums	562	697	1,037	(135)
Merger and conversion costs	—	304	2,742	(304)
Other noninterest expense	4,811	5,588	7,083	(777)
Total noninterest expense - continuing operations	49,991	52,834	50,099	(2,843)
Noninterest expense - discontinued operations	19,941	20,631	23,181	(690)
Noninterest expense	$69,932	$73,465	$73,280	$(3,533)
Noninterest expense was $69.9 million in 2018 as compared to $73.5 million in 2017, and $73.3 million in 2016. The decrease from 2017 to 2018 is primarily the result of lower salaries, employee benefits, and professional services expenses.
Salaries and employee benefits expense from continuing operations for 2018 was $31.8 million, a decrease of $1.4 million, or 4%, from 2017. The decrease was due to severance costs and $2.0 million in expenses related to the President and Chief Operating Officer’s resignation in 2017. Full time equivalent headcount totaled 334 at December 31, 2018 compared to 348 at December 31, 2017, a decrease of 14 full time equivalent positions, primarily due to a reduction in support staff.
Occupancy costs from continuing operations of $3.0 million for 2018 were up $456,000, or 18%, compared to 2017, primarily due to higher rent expense from the overlap of leases and related expenses from the relocation of the Company’s Atlanta headquarters.
Equipment and software expense from continuing operations of $2.8 million for 2018 was up $476,000, or 20%, compared to 2017, primarily due to higher depreciation expense from the Company’s new headquarters and additional investment in software licenses.
Professional services costs from continuing operations of $3.5 million for 2018 were down $1.1 million, or 24%, compared to 2017, primarily due to higher legal and accounting fees paid in 2017 related to the public offering of common stock by a selling stockholder completed during the third quarter of 2017.
Merger and conversion costs are included in continuing operations and totaled $304,000 for the year ended December 31, 2017. These costs include rebranding expenses related to the acquisition of First Security.

Other noninterest expense related to continuing operations for 2018 decreased $777,000, or 14%, compared to 2017. This decrease includes a $461,000 decrease in provision for unfunded commitments, primarily related to the classification of $373 million in loans held for sale.
Noninterest expense totaled $73.5 million for 2017, a $185,000, or less than 1%, increase from $73.3 million in 2016. The slight increase from 2016 to 2017 is primarily the result of higher salaries, employee benefits, and professional services expenses which were partially offset by decreases in merger and conversion costs, and other noninterest expense.
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
Income tax expense from continuing operations was $6.3 million in 2018, compared to income tax expense from continuing operations of $23.7 million in 2017 and $4.2 million in 2016.  The effective tax rate (as a percentage of pre-tax earnings) for 2018, 2017, and 2016 was 18.4%, 125.1% and 35.8%, respectively. The change in the effective tax rate for 2018 compared to 2017 and 2017 compared to 2016 resulted primarily from a $17.4 million reduction of the value of Atlantic Capital’s net deferred tax asset due to the tax reform legislation signed into law in December 2017.
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
Based on all evidence considered, as of December 31, 2018 and 2017, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At December 31, 2018 and 2017, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $7.4 million and $8.5 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.
Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 14, Income Taxes, to the consolidated financial statements.
FINANCIAL CONDITION
Total assets at December 31, 2018 and December 31, 2017 were $2.96 billion and $2.89 billion, respectively. Average total assets for 2018 were $2.78 billion, compared to $2.72 billion for 2017.

Loans
At December 31, 2018, total loans held for investment increased $208.1 million, or 14%, compared to December 31, 2017, primarily due to an increase of $106.3 million, or 20%, in commercial and industrial loans. Details of loans at December 31, 2018, 2017, 2016, 2015, and 2014 are provided in Table 5.

Table 5 - Loans
(in thousands)
	December 31,
	2018	2017	2016	2015	2014

Loans held for sale
TriNet loans held for sale	$—	$—	$—	$58,934	$—
Branch loans held for sale	—	—	30,917	35,470	—
Loans held for sale - discontinued operations	373,030	415,206	465,946	450,078	—
Other loans held for sale	5,889	1,487	4,302	1,061	—
Total loans held for sale	$378,919	$416,693	$501,165	$545,543	$—

Loans held for investment
Commercial loans:
Commercial and industrial	$645,374	$539,046	$435,836	$363,866	$365,447
Commercial real estate:
Owner occupied	298,291	250,588	251,796	168,641	193,892
Non-owner occupied	496,537	503,398	447,296	471,596	245,179
Construction and land	156,232	101,801	174,810	118,766	82,567
Mortgage warehouse loans	27,967	39,981	147,519	84,350	116,939
Total commercial loans	1,624,401	1,434,814	1,457,257	1,207,219	1,004,024

Residential:
Residential mortgages	32,800	12,960	16,418	77,235	1,320
Home equity	22,822	39,407	6,829	26,034	28,464
Total residential loans	55,622	52,367	23,247	103,269	29,784

Consumer	25,851	21,959	18,882	20,028	9,290
Other	24,712	13,303	19,560	12,531	—
Loans held for investment, gross	1,730,586	1,522,443	1,518,946	1,343,047	1,043,098
Less net deferred fees and other unearned income	(2,513)	(3,810)	(3,562)	(2,006)	(3,385)
Less allowance for loan losses	(17,851)	(19,344)	(20,595)	(18,905)	(11,421)
Loans held for investment, net	$1,710,222	$1,499,289	$1,494,789	$1,322,136	$1,028,292

The following table sets forth the maturity distribution of loans as of December 31, 2018.

Table 6 - Loan Maturity Distribution and Interest Rate Sensitivity
(in thousands)

	Within	One to	After	Total
	One Year	Five Years	Five Years
Loans held for investment:
Commercial and industrial	$212,547	$286,934	$145,893	$645,374
Commercial real estate	87,944	331,249	375,635	794,828
Construction and land	85,478	45,696	25,058	156,232
Mortgage warehouse loans	27,967	—	—	27,967
Residential mortgages	4,002	1,477	27,321	32,800
Home equity	7,442	6,526	8,854	22,822
Consumer	5,473	18,633	1,745	25,851
Other	3,638	11,304	9,770	24,712
Total loans held for investment	$434,491	$701,819	$594,276	$1,730,586

Loans maturing with:
Fixed interest rates	$29,272	$201,317	$302,711	$533,300
Floating or adjustable rates	405,219	500,502	291,565	1,197,286
Total loans held for investment	$434,491	$701,819	$594,276	$1,730,586

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. As of December 31, 2018, PCI loans were designated as held for sale in the upcoming Branch Sale.
At December 31, 2018, Atlantic Capital’s nonperforming assets totaled $6.1 million, or 0.20% of assets, compared to $4.1 million, or 0.14% of assets, at December 31, 2017. The increase was primarily due to the inclusion of $799,000 in nonperforming loans held for sale as of December 31, 2018 which were previously designated as PCI. Also contributing to the increase, the Bank placed an additional $693,000 in commercial and industrial loans on nonaccrual status as of December 31, 2018 compared to 2017.
Nonaccrual loans totaled $4.7 million and $2.6 million as of December 31, 2018 and 2017, respectively. The increase was due to the same factors contributing to the increase in nonperforming assets. Loans past due 90 days and still accruing totaled $479,000 at December 31, 2018 compared to $298,000 at December 31, 2017. The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms in 2018, 2017, and 2016 is immaterial. Table 7 provides details on nonperforming assets and other risk elements at December 31, 2018, 2017, 2016, 2015, and 2014.

Table 7 - Nonperforming assets
(Dollars in thousands)
	December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans	$4,697	$2,614	$621	$7,772	$—
Loans past due 90 days and still accruing	479	298	994	777	—
Total nonperforming loans(1) (NPLs)	5,176	2,912	1,615	8,549	—
Other real estate owned	874	1,215	1,872	1,982	1,531
Total nonperforming assets (NPAs)	$6,050	$4,127	$3,487	$10,531	$1,531
NPLs as a percentage of total loans	0.25%	0.15%	0.08%	0.45%	—%
NPAs as a percentage of total assets	0.20	0.14	0.13	0.40	0.12
(1)Nonperforming loans as of December 31, 2017, 2016, 2015, and 2014 exclude those loans which are PCI loans. As of December 31, 2018, PCI loans were designated as held for sale in the upcoming Branch Sale. As a result, nonperforming loans held for sale which were previously designated as PCI loans are included in total nonperforming loans as of December 31, 2018.
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

Table 8 - Troubled Debt Restructurings
(in thousands)

	December 31,
	2018	2017	2016	2015	2014
Accruing TDRs	$8,237	$5,323	$6,602	$4,616	$6,601
Nonaccruing TDRs	—	—	—	4,449	—
Total TDRs	$8,237	$5,323	$6,602	$9,065	$6,601
The gross additional interest income that would have been earned in 2018, 2017, and 2016 had performing TDRs performed in accordance with the original terms is immaterial.
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $58.2 million and $54.6 million, respectively, as of December 31, 2018 and December 31, 2017. As a percentage of total loans excluding PCI loans, potential problem loans were 2.8% as of December 31, 2018 and 2017. The potential problem loan balance at December 31, 2017 does not include PCI loans of $11.8 million which had a remaining purchase discount of $2.4 million. At December 31, 2018, PCI loans were not significant due to reclassification of a majority of these loans to held for sale. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.

Allowance for Loan Losses
At December 31, 2018, the allowance for loan losses totaled $17.9 million, or 1.03% of loans, compared to $19.3 million, or 1.00% of loans, at December 31, 2017. The decrease in the allowance was primarily related to the classification of $373 million of loans to held for sale.
Net charge-offs during 2018 and 2017 were $342,000 and $4.5 million, respectively. The decrease was primarily due to a $3.3 million charge-off of a commercial and industrial relationship in 2017. Table 9 provides details concerning the allowance for loan losses during the past five years.

Table 9 - Allowance for Loan Losses (ALL)
(Dollars in thousands)
	December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of period	$19,344	$20,595	$18,905	$11,421	$10,815
Provision for loan losses	1,991	3,239	3,742	8,035	488
Provision for loan losses (negative provision) - discontinued operations	(3,097)	—	—	—	—
Provision for PCI loan losses	(45)	(21)	74	—	—
Charge-offs:
Commercial and industrial	126	4,073	1,531	—	—
Commercial real estate	50	132	342	500	—
Construction and land	—	16	—	—	—
Residential mortgages	75	46	2	—	—
Home equity	160	39	32	—	—
Consumer	16	409	402	128	—
Other	—	—	5	—	—
Total charge-offs	427	4,715	2,314	628	—
Recoveries:
Commercial and industrial	19	200	4	—	—
Commercial real estate	28	2	5	—	81
Construction and land	—	16	27	29	37
Residential mortgages	4	1	5	—	—
Home equity	—	1	2	—	—
Consumer	34	26	143	48	—
Other	—	—	2	—	—
Total recoveries	85	246	188	77	118
Net charge-offs	342	4,469	2,126	551	(118)
Allowance for loan losses at end of period (1)	$17,851	$19,344	$20,595	$18,905	$11,421

Average loans	$1,977,014	$1,936,109	$1,986,482	$1,192,103	$918,959
Loans at end of period	1,728,073	1,933,839	1,981,330	1,790,669	1,039,713
Ratios
Net charge-offs to average loans	0.02%	0.23%	0.11%	0.05%	(0.01)%
Allowance for loan losses to total loans (1)	1.03	1.00	1.04	1.06	1.10
(1) The allowance for loan losses has not been adjusted retrospectively for discontinued operations in prior periods

Table 10 - Allocation of Allowance for Loan Losses
(Dollars in thousands)

	December 31,
	2018		2017		2016		2015		2014
	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans	Allowance for loan losses	Percent of loans to total loans

Allowance for loan losses allocated to:
Commercial and industrial	$8,360	37%	$8,706	32%	$8,616	27%	$6,186	26%	$4,185	35%
Commercial real estate	6,948	46	8,001	49	7,159	44	8,656	47	5,837	42
Construction and land	2,014	9	1,560	6	2,942	11	1,695	9	945	8
Mortgage warehouse loans	—	2	—	2	—	7	—	5	—	11
Residential mortgages	144	2	409	5	732	5	1,156	6	15	—
Home equity	148	1	393	4	686	4	825	5	332	3
Consumer	237	3	275	2	460	2	387	2	107	1
Total allowance for loan losses	$17,851	100%	$19,344	100%	$20,595	100%	$18,905	100%	$11,421	100%

Investment Securities
Investment securities available-for-sale totaled $402.5 million at December 31, 2018, compared to $449.1 million at December 31, 2017. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of December 31, 2018, investment securities available-for-sale had a net unrealized loss of $11.8 million, compared to a net unrealized loss of $5.6 million as of December 31, 2017. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2018.
Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. During the fourth quarter of 2018, Atlantic Capital sold securities totaling approximately $63 million to provide funding for the upcoming Branch Sale. Details of investment securities at December 31, 2018, December 31, 2017, and December 31, 2016 are provided in Table 11.

Table 11 - Investment Securities
(in thousands)
	December 31, 2018		December 31, 2017		December 31, 2016
Available-for-Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$27,259	$26,849	$34,699	$34,111	$21,485	$21,152
U.S. states and political divisions	91,864	84,834	92,169	90,001	96,908	90,172
Trust preferred securities	4,781	4,400	4,754	4,650	4,727	4,525
Corporate debt securities	12,855	12,363	12,948	12,622	19,928	19,231
Residential mortgage-backed securities	277,524	274,040	310,129	307,733	214,297	212,625
Total available-for-sale	$414,283	$402,486	$454,699	$449,117	$357,345	$347,705

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 12 - Investment Securities
(Dollars in thousands)
	2018				2017
	Amortized cost	Fair Value	Weighted Average Maturity	Weighted Average Yield(1)	Amortized cost	Fair Value	Weighted Average Maturity	Weighted Average Yield(1)
U.S. Government agencies
1 to 5 years	$18,588	$18,294	4.70	2.38%	$9,414	$9,260	3.99	1.99%
5 to 10 years	2,883	2,906	5.97	3.02	18,502	18,191	5.70	2.39
More than 10 years	5,788	5,649	4.80	2.28	6,783	6,660	5.25	2.28
	27,259	26,849	4.87	2.36	34,699	34,111	5.02	2.23

U.S. states and political subdivisions
Within 1 year	125	125	0.49	3.48	65	65	0.16	2.98
1 to 5 years	1,281	1,253	4.19	2.29	3,131	3,091	3.55	2.09
5 to 10 years	24,023	23,225	7.60	2.07	21,134	20,941	7.61	2.09
More than 10 years	66,435	60,231	16.07	2.36	67,839	65,904	16.28	2.30
	91,864	84,834	13.20	2.28	92,169	90,001	13.41	2.24
Trust preferred securities
5 to 10 years	4,781	4,400	8.17	3.99	4,754	4,650	9.17	2.82
	4,781	4,400	8.17	3.99	4,754	4,650	9.17	2.82
Corporate debt securities
1 to 5 years	12,855	12,363	3.22	2.68	9,619	9,652	4.07	2.82
5 to 10 years	—	—	—	—	3,329	2,970	5.37	0.34
	12,855	12,363	3.22	2.68	12,948	12,622	4.22	2.54

Residential mortgage-backed securities	277,524	274,040	5.40	2.59	310,129	307,733	4.80	2.43
Total	$414,283	$402,486			$454,699	$449,117

(1) Weighted average yields are not presented in this table on a fully taxable equivalent basis.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at December 31, 2018 in Atlantic Capital’s other intangible assets.
Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists. Factors that management considers in this assessment includes macroeconomic conditions, industry and market considerations, overall financial performance of the Company and changes in the composition or carrying amount of net assets. Management concluded that the 2018 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill).

On November 14, 2018, the Bank entered into an agreement to sell all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank. In accordance with U.S. GAAP, Atlantic Capital allocated a proportionate share of its goodwill balance to the discontinued operations on a relative fair value basis and performed an impairment test for the goodwill allocated to continuing operations. This goodwill impairment analysis of continuing operations resulted in no impairment. The Company monitored events from the date of the assessment through December 31, 2018 and no events or circumstances led management to believe any impairment existed at the balance sheet date.
Deposits
At December 31, 2018, total deposits were $2.54 billion, an increase of $87.3 million, or 4%, since December 31, 2017. Interest-bearing checking deposits increased $49.4 million, or 24%, and money markets increased $61.6 million, or 7%, from December 31, 2017 to December 31, 2018. This was partially offset by a decrease in brokered deposits of $29.6 million, or 23%, during the same period. Brokered deposits decreased as a result of growth in core deposits and reduced funding needs. Table 13 provides the average deposit balances as a percentage of total for December 31, 2018, 2017, and 2016.

Table 13 - Average Deposits
(Dollars in thousands)
	December 31,
	2018	% of total	2017	% of total	2016	% of total
Non-interest bearing demand deposits	$538,110	24%	$490,495	23%	$401,340	19%
Interest-bearing demand deposits	280,037	13	211,385	10	180,446	8
Savings and money market deposits	720,988	32	657,614	31	614,729	29
Time deposits less than $250,000	3,092	—	3,492	—	4,568	—
Time deposits $250,000 or greater	6,954	—	7,853	—	10,274	—
Brokered deposits	84,105	4	168,685	8	207,543	10
Deposits from continuing operations	1,633,286	73	1,539,524	72	1,418,900	66
Deposits from discontinued operations	598,559	27	607,328	28	728,084	34
Total deposits	$2,231,845	100	$2,146,852	100	$2,146,984	100
The following table sets forth the scheduled maturities of time deposits of $250,000 and greater and brokered time deposits from continuing operations as of December 31, 2018.

Table 14 - Maturities of Time Deposits of $250,000 or More
(in thousands)

Time deposits maturing in:
Three months or less	$679
Over three through six months	2,284
Over six through twelve months	6,557
Over twelve months	2,571
$12,091

Short-Term Borrowings
Securities sold under repurchase agreements with commercial checking customers totaled $6.2 million as of December 31, 2018. There were no securities sold under repurchase agreements with commercial checking customers or balances of federal funds purchased as of December 31, 2017.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At December 31, 2018 and 2017, Atlantic Capital had FHLB advances of $0 and $45.0 million, respectively. The balance of FHLB borrowings decreased due to a decrease in short-term funding needs.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in 6.25% fixed-to-floating rate subordinated notes due in 2025, all of which was outstanding at December 31, 2018 and 2017.
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
Atlantic Capital utilizes various measures to monitor and control liquidity risk across three different types of liquidity:

•	tactical liquidity measures the risk of a negative cash flow position whereby cash outflows exceed cash inflows over a short-term horizon;

•	structural liquidity measures the amount by which illiquid assets are supported by long-term funding; and

•	contingent liquidity utilizes cash flow stress testing across four crisis scenarios to determine the adequacy of Atlantic Capital’s liquidity.
Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on customer deposits, due to the low costs they offer. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature.
As of December 31, 2018, Atlantic Capital expected to maintain sufficient on-balance sheet liquidity to meet its funding needs.
On November 14, 2018, the Bank entered into an agreement to sell all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank. FirstBank will assume deposits and customer repurchase agreements of approximately $592 million and purchase approximately $373 million in loans and $12.0 million in other assets. Since Atlantic Capital is divesting a larger amount of deposits than assets, it will be required to pay FirstBank the difference in cash upon closing of the transaction. The Company anticipates funding the transaction with a combination of brokered deposits or proceeds from sold securities, which in turn, will decrease its liquidity.
At December 31, 2018, Atlantic Capital had access to $499.0 million in unsecured borrowings and $766.4 million in secured borrowings through various sources. Atlantic Capital also has the ability to attract more deposits by offering higher priced rates.

Shareholders’ Equity and Capital Adequacy
Atlantic Capital and the Bank are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.
Shareholders’ equity at December 31, 2018 was $323.7 million, an increase of $15.2 million, or 5%, from December 31, 2017. Total equity was reduced by $14.2 million in 2018 due to the repurchase of 822,100 shares of common stock in conjunction with Atlantic Capital’s stock repurchase program. The Bank paid an intercompany dividend totaling $30.0 million to Atlantic Capital in the fourth quarter of 2018 in order to fund the repurchases.
Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 15 - Capital Ratios
(Dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	Minimum	Well capitalized	Minimum capital plus capital conservation buffer 2019
Risk based ratios:
Common equity tier 1 capital	11.5%	11.2%	12.3%	12.7%	4.5%	6.5%	7.0%
Tier 1 capital	11.5	11.2	12.3	12.7	6.0	8.0	8.5
Total capital	14.2	14.1	13.0	13.6	8.0	10.0	10.5
Leverage ratio	10.0	9.7	10.6	11.1	4.0	5.0	N/A

Common equity tier 1 capital	$285,250	$259,865	$304,907	$295,629
Tier 1 capital	285,250	259,865	304,907	295,629
Total capital	353,458	329,641	323,411	315,870

Risk weighted assets	2,489,631	2,330,574	2,489,373	2,330,171
Quarterly average total assets for leverage ratio	2,842,618	2,667,652	2,864,357	2,675,228
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
Under the revised rules, Atlantic Capital’s tier 1 common equity ratio was 11.5% at December 31, 2018, compared to the fully phased-in, well-capitalized minimum of 7.0%, which includes the 2.5% minimum conservation buffer. Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 16 - Tier 1 Common Equity Under Basel III
(Dollars in thousands)

December 31, 2018
Tier 1 capital	$285,250
Less: restricted core capital	—
Tier 1 common equity	$285,250

Risk-weighted assets	$2,489,631
Tier 1 common equity ratio	11.5%

Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At December 31, 2018, Atlantic Capital had issued commitments to extend credit of approximately $715.6 million and standby letters of credit of approximately $15.7 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in our contractual obligations during the year ended December 31, 2018 as compared to the year ended December 31, 2017. Table 17 sets forth certain information about contractual cash obligations as of December 31, 2018.

Table 17 - Contractual Obligations
(in thousands)

	Payments Due by Period at December 31, 2018
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Time deposits (1)	$10,108	$481	$34	$—	$10,623
Brokered time deposits	2,527	2,571	—	—	5,098
Deposits without a stated maturity	1,936,793	—	—	—	1,936,793
Operating lease obligations	2,701	5,370	4,768	9,175	22,014
Other borrowings	6,220	—	—	—	6,220
Long-term debt	—	—	—	50,000	50,000
Total contractual cash obligations	$1,958,349	$8,422	$4,802	$59,175	$2,030,748
(1) Time deposits to be assumed in the Branch Sale are not included in this table.
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
Credit Risk
Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and investment securities. Atlantic Capital’s independent loan review function conducts risk reviews and analyses of loans to help assure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. Atlantic Capital strives to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan losses that are inherent in the loan portfolio.

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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of December 31, 2018, indicates that, over a 12-month period, net interest income is estimated to increase by 13.52% with rates rising 200-basis points. The increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan book consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.
Table 18 provides the impact on net interest income resulting from various interest rate shock scenarios as of December 31, 2018 and 2017.

Table 18 - Net Interest Income Sensitivity Simulation Analysis

	Estimated increase in net interest income
Change in interest rate (basis point)	December 31, 2018	December 31, 2017
-200	(19.60)%	(15.61)%
-100	(7.17)	(10.68)
+100	6.92	7.68
+200	13.52	15.64
+300	20.06	23.30
Atlantic Capital also utilizes the market value of equity (MVE) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of December 31, 2018, the MVE calculated with a 200-basis point shock up in rates increased by 1.68% from the base case MVE value. Table 19 presents the MVE profile as of December 31, 2018 and December 31, 2017.

Table 19 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	December 31, 2018	December 31, 2017
-200	(9.44)%	(3.79)%
-100	(3.73)	(3.09)
+100	1.44	1.31
+200	1.68	1.38
+300	1.41	0.59
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Capital Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Capital Bancshares, Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2007. Atlanta, Georgia March 14, 2019

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks (1)	$42,895	$38,086
Interest-bearing deposits in banks	216,040	281,247
Other short-term investments	9,457	10,681
Cash and cash equivalents	268,392	330,014
Securities available-for-sale	402,486	449,117
Other investments	29,236	32,174
Loans held for sale	5,889	1,487
Loans held for sale - discontinued operations(1)	373,030	415,206
Loans held for investment(1)	1,728,073	1,518,633
Less: Allowance for loan losses(2)	(17,851)	(19,344)
Loans held for investment, net	1,710,222	1,499,289
Premises held for sale - discontinued operations(1)	7,722	7,958
Premises and equipment, net(1)	9,779	4,096
Bank owned life insurance	65,149	63,667
Goodwill - discontinued operations(1)	4,555	4,555
Goodwill and intangible assets, net(1)	21,523	23,078
Other real estate owned	874	1,215
Other assets	56,583	59,565
Total assets	$2,955,440	$2,891,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand(1)	$602,252	$596,328
Interest-bearing checking(1)	252,490	203,113
Savings(1)	725	530
Money market(1)	987,183	925,536
Time(1)	10,623	10,812
Brokered deposits	99,241	128,816
Deposits to be assumed - discontinued operations(1)	585,429	585,530
Total deposits	2,537,943	2,450,665
Securities sold under agreements to repurchase - discontinued operations(1)	6,220	—
Federal Home Loan Bank borrowings	—	45,000
Long-term debt	49,704	49,535
Other liabilities	37,920	37,796
Total liabilities	2,631,787	2,582,996
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, no par value; 100,000,000 shares authorized; 25,290,419 and 25,712,909 shares issued and outstanding as of December 31, 2018 and 2017, respectively	291,771	299,474
Retained earnings	42,187	12,810
Accumulated other comprehensive (loss) income	(10,305)	(3,859)
Total shareholders’ equity	323,653	308,425
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,955,440	$2,891,421

(1)Assets and liabilities related to the sale of Tennessee and northwest Georgia banking operations were classified as held for sale as of December 31, 2018, and prior periods have been adjusted retrospectively. (2)The allowance for loan losses has not been adjusted retrospectively in prior periods.

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations(1)

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
INTEREST INCOME
Loans, including fees	$80,110	$64,436	$55,837
Investment securities available-for-sale	10,912	9,181	5,698
Interest and dividends on other interest-earning assets	3,738	2,201	1,738
Total interest income	94,760	75,818	63,273
INTEREST EXPENSE
Interest on deposits	12,506	7,934	5,460
Interest on Federal Home Loan Bank advances	2,399	1,536	558
Interest on federal funds purchased and securities sold under agreements to repurchase	304	222	213
Interest on long-term debt	3,304	3,294	3,285
Other	—	—	38
Total interest expense	18,513	12,986	9,554
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	76,247	62,832	53,719
Provision for loan losses	1,946	3,218	3,816
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	74,301	59,614	49,903
NONINTEREST INCOME
Service charges	3,215	2,734	1,972
Gains (losses) on sale of securities	(1,855)	(63)	44
Gains (losses) on sale of other assets	(154)	742	388
Trust income	1,025	1,814	1,411
Derivatives income	308	156	260
Bank owned life insurance	1,506	1,530	1,610
SBA lending activities	3,606	4,129	3,642
Gain on sale of trust business	1,681	—	—
Other noninterest income	715	1,137	2,654
Total noninterest income	10,047	12,179	11,981
NONINTEREST EXPENSE
Salaries and employee benefits	31,766	33,130	28,682
Occupancy	2,972	2,516	2,218
Equipment and software	2,817	2,341	2,175
Professional services	3,511	4,591	2,860
Postage, printing and supplies	166	244	360
Communications and data processing	2,676	2,625	1,938
Marketing and business development	710	798	1,004
FDIC premiums	562	697	1,037
Merger and conversion costs	—	304	2,742
Other noninterest expense	4,811	5,588	7,083
Total noninterest expense	49,991	52,834	50,099
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	34,357	18,959	11,785
Provision for income taxes	6,307	23,715	4,221
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	28,050	(4,756)	7,564
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	$643	$1,689	$9,559
Provision (benefit) for income taxes	161	659	3,728
Net income (loss) from discontinued operations	482	1,030	5,831
NET INCOME (LOSS)	$28,532	$(3,726)	$13,395

(1)Discontinued operations have been reported retrospectively for all periods presented.

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net Income (Loss) per Common Share ‑ Basic
Net income (loss) per common share - continuing operations	$1.08	$(0.19)	$0.31
Net income (loss) per common share - discontinued operations	0.02	0.04	0.23
Net Income (Loss) per Common Share ‑ Basic	$1.10	$(0.15)	$0.54
Net Income (Loss) per Common Share ‑ Diluted
Net income (loss) per common share - continuing operations	$1.07	$(0.19)	$0.30
Net income (loss) per common share - discontinued operations	0.02	0.04	0.23
Net Income (Loss) per Common Share ‑ Diluted	$1.09	$(0.15)	$0.53

(1)Discontinued operations have been reported retrospectively for all periods presented.

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Net income (loss)	$28,532	$(3,726)	$13,395
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of ($2,018), $1,491 and ($2,403), respectively	(6,052)	2,385	(3,824)
Reclassification adjustment for losses (gains) included in net income net of tax of $464, $70 and ($17), respectively	1,391	111	(27)
Unrealized gains (losses) on available-for-sale securities, net of tax	(4,661)	2,496	(3,851)
Derivatives:
Net unrealized derivative (losses) gains, net of tax of ($313), ($457) and ($160), respectively	(941)	(730)	(258)
Changes from derivatives	(941)	(730)	(258)
Other comprehensive income (loss), net of tax	(5,602)	1,766	(4,109)
Comprehensive income (loss)	$22,930	$(1,960)	$9,286

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity

	Common Stock
(in thousands, except share data)	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance - December 31, 2015	24,425,546	$286,367	$3,141	$(1,516)	$287,992
Comprehensive income:
Net income	—	—	13,395	—	13,395
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(3,851)	(3,851)
Change in unrealized gains (losses) on derivatives	—	—	—	(258)	(258)
Total comprehensive income (loss)					9,286
Net issuance of restricted stock	89,165	—	—	—	—
Issuance of common stock for option exercises	512,275	3,947	—	—	3,947
Issuance of common stock for long-term incentive plan	66,149	884	—	—	884
Restricted stock activity	—	612	—	—	612
Stock-based compensation	—	937	—	—	937
Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$303,658
Comprehensive (loss) income:
Net loss	—	—	(3,726)	—	(3,726)
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	2,496	2,496
Change in unrealized gains (losses) on derivatives	—	—	—	(730)	(730)
Total comprehensive (loss) income					(1,960)
Net issuance of restricted stock	71,974	—	—	—	—
Issuance of common stock for option exercises	486,001	3,567	—	—	3,567
Issuance of common stock for long-term incentive plan	61,799	1,209	—	—	1,209
Restricted stock activity	—	810	—	—	810
Stock-based compensation	—	1,141	—	—	1,141
Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$308,425
Comprehensive (loss) income:
Net income	—	—	28,532	—	28,532
Reclassification of tax effects from AOCI	—	—	844	(844)	—
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(4,661)	(4,661)
Change in unrealized gains (losses) on derivatives	—	—	—	(941)	(941)
Total comprehensive (loss) income					22,930
Change in accounting principle - revenue recognition	—	—	1	—	1
Net issuance of restricted stock	68,730	—	—	—	—
Issuance of common stock for option exercises	292,039	4,097	—	—	4,097
Issuance of common stock for long-term incentive plan	38,841	687	—	—	687
Restricted stock activity	—	1,158	—	—	1,158
Stock-based compensation	—	242	—	—	242
Performance share compensation	—	290	—	—	290
Stock repurchases	(822,100)	(14,177)	—	—	(14,177)
Balance - December 31, 2018	25,290,419	$291,771	$42,187	$(10,305)	$323,653

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$28,050	$(4,756)	$7,564
Net income (loss) from discontinued operations, net of tax	482	1,030	5,831
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,946	3,218	3,816
Depreciation, amortization, and accretion	4,671	5,287	6,017
Amortization of restricted stock/performance share compensation	1,448	810	612
Stock option compensation	242	1,141	937
Deferred income tax expense (benefit)	2,226	24,241	3,322
(Gain) loss on sales of securities	1,855	63	(44)
(Gain) loss on sales and disposals of premises and equipment, net	214	359	(52)
Net write downs and losses (gains) on sales of other real estate owned	222	(288)	417
Small Business Investment Company (SBIC) impairment	228	—	—
Gain on sale of tax credit	—	(426)	—
Net increase in cash value of bank owned life insurance	(1,482)	(1,507)	(1,561)
Gain on bank owned life insurance	—	—	(27)
Net gains on sale of branches	—	(302)	(3,885)
Net gain on sale of trust business	(1,681)	—	—
Origination of servicing rights	(823)	(1,022)	(1,483)
Proceeds from sales of SBA loans	56,620	47,135	49,507
Net gains on sale of SBA loans	(3,089)	(3,045)	(2,138)
Proceeds from sales of TriNet loans	—	—	133,183
Net gains on sale of TriNet loans	—	—	(1,095)
Changes in operating assets and liabilities -
Net change in loans held for sale	(776)	9,374	(71,425)
Net (increase) decrease in other assets	6,511	(8,217)	(5,711)
Net increase (decrease) in accrued expenses and other liabilities	720	12,089	2,961
Net cash provided by operating activities	97,584	85,184	126,746
INVESTING ACTIVITIES
Activity in securities:
Prepayments	50,380	47,393	43,063
Maturities and calls	365	5,894	27,052
Sales	62,087	19,238	65,103
Purchases	(77,036)	(173,391)	(146,741)
Net change in loans held for investment	(270,097)	(52,266)	(259,853)
Net change in assets held for sale - discontinued operations	42,412	50,774	(17,344)
(Purchases) proceeds of Federal Home Loan Bank stock, net	1,766	2,679	(6,019)
(Purchases) proceeds of Federal Reserve Bank stock, net	(114)	(102)	(3,075)
Proceeds from bank owned life insurance benefits	—	—	36
Proceeds from sales of other real estate	496	1,403	2,002
Net cash received (paid) for branch divestitures	—	5,379	(140,295)
Proceeds from sale of premises and equipment	2	—	5,649
(Purchases) of premises and equipment, net	(7,884)	(2,112)	(1,109)
Net cash used in investing activities	(197,623)	(95,111)	(431,531)

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
FINANCING ACTIVITIES
Net change in deposits	87,379	289,897	177,680
Net change in liabilities to be assumed - discontinued operations	6,119	(54,248)	(24,002)
Proceeds from Federal Home Loan Bank advances	1,435,100	1,734,000	1,490,000
Repayments of Federal Home Loan Bank advances	(1,480,100)	(1,799,000)	(1,380,000)
Proceeds from exercise of stock options	4,096	3,567	3,947
Repurchase of common stock	(14,177)	—	—
Net cash provided by financing activities	38,417	174,216	267,625
NET CHANGE IN CASH AND CASH EQUIVALENTS	(61,622)	164,289	(37,160)
CASH AND CASH EQUIVALENTS – beginning of period	330,014	165,725	202,885
CASH AND CASH EQUIVALENTS – end of period	$268,392	$330,014	$165,725

	Year Ended
	December 31,
	2018	2017	2016
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Cash paid during the year for:
Interest	$22,562	$15,212	$11,598
Income taxes	270	898	3,974

See accompanying notes to consolidated financial statements.

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
In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Certain prior period amounts have been reclassified to conform to the current year presentation. As discussed in Note 3 - Divestitures and Discontinued Operations, current and prior periods presented in the consolidated statements of operations as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of discontinued operations for comparative purposes. The consolidated balance sheets and related note disclosures for prior periods also reflect the reclassification of certain assets and liabilities related to discontinued operations to held for sale.
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
Federal Home Loan Bank Stock/Federal Reserve Bank Stock
The Company holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank (“FRB”). The Company accounts for the stock based on the industry guidance in Accounting Standard Codification 325-942, Investments ‑ Other, which requires the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB and FRB stock at December 31, 2018 and 2017, and believes its holdings in the stock are ultimately recoverable at par.

Discontinued Operations
Portions of the Company that will be disposed of by sale, and that represent a strategic shift that will have a major effect on operations and financial results, are accounted for as discontinued operations. Additional information on discontinued operations can be found in Note 3 - Divestitures and Discontinued Operations.
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
In the third quarter of 2012, the Bank entered into a sub-participation agreement with a commercial bank (the participating bank), whereby pursuant to the sub-participation agreement, the Bank purchases participation interests in single-family mortgage loans from the participating bank that has purchased ownership interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the sales close, the originators and the participating bank deliver the loans to the investors. Typically, the participating bank purchases up to an aggregate of a 99% ownership interest with the originators retaining the remaining 1% interest. The Bank typically purchases a 40% or less interest in the mortgage warehouse loans from the participating bank. These loans are held for short periods, usually less than 30 days. These mortgage warehouse loans are classified as held for investment as of December 31, 2018, and 2017.
Loans Held for Sale
The Company maintains loans held-for-sale related to branch divestitures and also, at times, in connection with the mortgage or SBA department. The Company’s mortgage department primarily originates long-term loans held-for-sale and uses various correspondent relationships to sell the loans on the secondary market. Loans held-for-sale are carried at lower of cost or market on an individual loan basis. Held-for-investment loans that have been transferred to held-for-sale are carried at lower of cost or fair value. Fair value is determined from observable current market prices. The credit component of any charge-off upon transfer to held-for-sale is reflected in the allowance for loan losses. The mortgage department also originates certain mortgage loans to be retained, which are classified as loans held-for-investment. From time to time, certain of these loans may be transferred to loans held for sale, marketed and sold in order to manage the Company’s interest rate risk position and concentration limits.
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
Management believes that the allowance for loan losses is appropriate and adequate. While management uses available information to estimate the inherent losses at each balance sheet date, future changes to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans.
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
Branch Assets Held for Sale and Liabilities to be Assumed
On November 14, 2018, Atlantic Capital announced the sale of fourteen branches in Tennessee and northwest Georgia, to FirstBank. These branches were acquired from First Security and consist of loans, premises and deposits that are considered to be held for sale as of December 31, 2018. They are carried at the lower of cost or fair value. Prior period balances of the major categories of assets and liabilities to be divested in this sale were retrospectively adjusted for comparative purposes.
Going Concern Assessment
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40 - Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern.” This guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. No conditions or events, considered in the aggregate, raise substantial doubt about Atlantic Capital’s ability to continue as a going concern within one year after the date that the 2018 financial statements are issued or available to be issued.

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
In January 2016, the FASB issued ASU 2016-1, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.” The guidance in this update requires that equity investments (except those accounting for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, the guidance requires that public business entities base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. For public entities, this update was effective for fiscal years beginning after December 15, 2017 with early application permitted. The adoption of this update did not have a material impact on Atlantic Capital’s consolidated financial statements, however Atlantic Capital changed the disclosure of financial instruments not measured at fair value to reflect the exit price notion.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, this guidance was effective for annual and interim periods beginning after December 15, 2017. Atlantic Capital completed its review of the impact of ASU 2014-09 on components of non-interest income and did not find any significant changes to its methodology of recognizing revenue. Revenue streams impacted by the ASU included service charges, trust income, sales of financed other real estate, and check printing revenue. The Company recorded a cumulative effect adjustment to first quarter 2018 opening retained earnings in an amount of approximately $1,000, and included newly applicable revenue disclosures.

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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has established a CECL working group with the expertise needed to implement the guidance, and members of the working group have developed a project task plan and timeline. The Company is implementing a software package supported by a third-party vendor and plans to perform parallel runs of its new methodology in 2019 prior to adoption of the ASU. Atlantic Capital is continuing to evaluate the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases.” Under the new guidance, leases classified as operating leases under previous GAAP must be recorded on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.”  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The amendments in these updates become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on leases outstanding at December 31, 2018, the impact of adoption on January 1, 2019 was recording a lease liability of approximately $18.9 million, a right-of-use asset of approximately $14.5 million, and a cumulative effect adjustment to retained earnings of approximately $500,000.

NOTE 3 – DIVESTITURES AND DISCONTINUED OPERATIONS
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
Discontinued Operations
On November 14, 2018, the Bank entered into an agreement to sell all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank. FirstBank will assume deposits and customer repurchase agreements of approximately $592 million and purchase approximately $373 million in loans. FirstBank agreed to pay a deposit premium equal to 6.25% of the balance of assumed deposits, less a discount of 0.68% of purchased loans. The income and expenses related to these branches are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations. Subject to customary closing conditions, including the receipt of all necessary regulatory approvals, the transaction is expected to be completed during the second quarter of 2019.
The following table presents results of the discontinued operations for the twelve months ended December 31, 2018, 2017, and 2016:

Components of Net Income from Discontinued Operations

	For the year ended December 31,
(in thousands)	2018	2017	2016
Net interest income	$14,140	$18,310	$22,989
Provision for loan losses	(3,097)	—	—
Net interest income after provision for loan losses	17,237	18,310	22,989
Service charges	1,922	2,342	3,515
Mortgage income	1,302	1,255	1,917
Gain on sale of branches	—	302	3,885
Other income	123	111	434
Total noninterest income	3,347	4,010	9,751
Salaries and employee benefits	11,714	12,245	13,621
Occupancy	2,016	2,073	2,386
Equipment and software	779	1,108	791
Amortization of intangibles	1,229	1,653	2,445
Communications and data processing	1,529	1,524	1,353
Divestiture expense	825	—	—
Other noninterest expense	1,849	2,028	2,585
Total noninterest expense	19,941	20,631	23,181
Net income before provision for income taxes	643	1,689	9,559
Provision (benefit) for income taxes	161	659	3,728
Net income from discontinued operations	$482	$1,030	$5,831
Assets sold and liabilities assumed by FirstBank include substantially all assets and liabilities associated with the Branches, and were classified as held for sale on the consolidated balance sheets as of December 31, 2018. Prior year balances have been adjusted to conform with current presentation.

The following table summarizes the major categories of assets and liabilities classified as held for sale and intangibles related to discontinued operations in the consolidated balance sheet as of December 31, 2018 and 2017:

Assets and Liabilities from Discontinued Operations

(in thousands)	December 31, 2018	December 31, 2017
Cash	$4,234	$3,647
Loans held for sale - discontinued operations	373,030	415,206
Premises held for sale - discontinued operations	7,722	7,958
Goodwill - discontinued operations	4,555	4,555
Core deposit intangible	1,405	2,634
Total assets	$390,946	$434,000

Deposits to be assumed - discontinued operations	$585,429	$585,530
Securities sold under agreements to repurchase - discontinued operations	6,220	—
Total liabilities	$591,649	$585,530
Net liabilities	$(200,703)	$(151,530)

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. The Company enters into repurchase agreements for short-term financing needs.
The following table presents a summary of amounts outstanding under repurchase agreements, reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of December 31, 2018 and 2017. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
December 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$9,457	$—	$9,457	$(9,457)	$—	$—
Derivatives	1,961	—	1,961	—	—	1,961
Total	$11,418	$—	$11,418	$(9,457)	$—	$1,961
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements-discontinued operations	$6,220	$—	$6,220	$(6,220)	$—	$—
Derivatives	4,027	—	4,027	(4,027)	—	—
Total	$10,247	$—	$10,247	$(10,247)	$—	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$10,681	$—	$10,681	$(10,681)	$—	$—
Derivatives	3,018	—	3,018	—	—	3,018
Total	$13,699	$—	$13,699	$(10,681)	$—	$3,018
				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	4,023	—	4,023	(2,705)	(1,318)	—
Total	$4,023	$—	$4,023	$(2,705)	$(1,318)	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at December 31, 2018 and December 31, 2017.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2018
Debt securities
U.S. Government agencies	$27,259	$24	$(434)	$26,849
U.S. states and political divisions	91,864	40	(7,070)	84,834
Trust preferred securities	4,781	—	(381)	4,400
Corporate debt securities	12,855	—	(492)	12,363
Residential mortgage-backed securities	277,524	2,726	(6,210)	274,040
Total	$414,283	$2,790	$(14,587)	$402,486

December 31, 2017
Debt securities
U.S. Government agencies	$34,699	$11	$(599)	$34,111
U.S. states and political divisions	92,169	237	(2,405)	90,001
Trust preferred securities	4,754	—	(104)	4,650
Corporate debt securities	12,948	60	(386)	12,622
Residential mortgage-backed securities	310,129	2,423	(4,819)	307,733
Total	$454,699	$2,731	$(8,313)	$449,117

The following table presents the amortized cost and fair value of debt securities by contractual maturity at December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$125	$125
Over 1 year through 5 years	32,724	31,909
5 years to 10 years	31,687	30,531
Over 10 years	72,223	65,881
	136,759	128,446
Residential mortgage-backed securities	277,524	274,040
Total	$414,283	$402,486

The following table summarizes available-for-sale securities in an unrealized loss position as of December 31, 2018 and December 31, 2017.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2018
U.S. Government agencies	$1,487	$(19)	$21,849	$(415)	$23,336	$(434)
U.S. states and political divisions	2,351	(54)	75,234	(7,016)	77,585	(7,070)
Trust preferred securities	—	—	4,400	(381)	4,400	(381)
Corporate debt securities	6,009	(60)	6,354	(432)	12,363	(492)
Residential mortgage-backed securities	30,938	(152)	196,745	(6,058)	227,683	(6,210)
Totals	$40,785	$(285)	$304,582	$(14,302)	$345,367	$(14,587)
December 31, 2017
U.S. Government agencies	$22,148	$(348)	$9,145	$(251)	$31,293	$(599)
U.S. states and political divisions	14,009	(183)	58,744	(2,222)	72,753	(2,405)
Trust preferred securities	—	—	4,650	(104)	4,650	(104)
Corporate debt securities	2,989	(27)	2,970	(359)	5,959	(386)
Residential mortgage-backed securities	155,637	(1,344)	126,580	(3,475)	282,217	(4,819)
Totals	$194,783	$(1,902)	$202,089	$(6,411)	$396,872	$(8,313)
At December 31, 2018, there were 271 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at December 31, 2018 and December 31, 2017 were attributable to changes in market interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the year ended December 31, 2018 or 2017.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
	(in thousands)
Proceeds from sales	$62,087	$19,238

Gross realized gains	$—	$313
Gross realized losses	(1,855)	(376)
Net gains on sales of securities	$(1,855)	$(63)
Investment securities with a carrying value of $65.3 million and $93.9 million were pledged to secure public funds and other borrowings at December 31, 2018 and December 31, 2017, respectively.
As of December 31, 2018, Atlantic Capital had investments with a carrying value of $4.4 million in Small Business Investment Companies (“SBICs”) where Atlantic Capital is a limited partner. During the second quarter of 2018, and cumulatively for the year ended December 31, 2018, the Company recorded impairment in the amount of $228,000 on these SBICs. The impairment resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of December 31, 2018 and December 31, 2017, is summarized below.

	December 31, 2018	December 31, 2017
	(in thousands)
Loans held for sale
Loans held for sale - discontinued operations	$373,030	$415,206
Loans held for sale	5,889	1,487
Total loans held for sale	$378,919	$416,693

Loans held for investment
Commercial loans:
Commercial and industrial	$645,374	$539,046
Commercial real estate	794,828	753,986
Construction and land	156,232	101,801
Mortgage warehouse participations	27,967	39,981
Total commercial loans	1,624,401	1,434,814
Residential:
Residential mortgages	32,800	12,960
Home equity	22,822	39,407
Total residential loans	55,622	52,367
Consumer	25,851	21,959
Other	24,712	13,303
Total loans	1,730,586	1,522,443
Less net deferred fees and other unearned income	(2,513)	(3,810)
Less allowance for loan losses	(17,851)	(19,344)
Loans held for investment, net	$1,710,222	$1,499,289
At December 31, 2018 and December 31, 2017, loans with a carrying value of $752.7 million and $667.2 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.
At December 31, 2018, PCI loans were designated as held for sale in the upcoming Branch Sale. At December 31, 2017, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $11.8 million and $14.1 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Balance at beginning of period	$2,316	$3,467
Accretion	(970)	(1,503)
Reclassification of nonaccretable discount due to change in expected cash flows	444	82
Other changes, net	(1,790)	270
Balance at end of period	$—	$2,316
In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At December 31, 2018, the unamortized balance of fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $3.6 million, which includes loans to be sold in the Branch Sale. As of December 31, 2018, PCI loans are designated as held for sale in the upcoming Branch Sale.
The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio as of the end of the period. It is comprised of specific reserves for impaired loans and a general allowance for pools of loans with similar characteristics not individually evaluated. The allowance is regularly evaluated for loan losses to maintain an adequate level to absorb probable current inherent losses in the loan portfolio. Factors contributing to the determination of the allowance include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. All loan commitments over $250,000 rated substandard or worse are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans.
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2018 and 2017.

	2018				2017
Year ended December 31,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$18,267	$802	$275	$19,344	$18,717	$1,418	$460	$20,595
Provision for loan losses	1,613	374	(41)	1,946	3,553	(533)	198	3,218
Provision for loan losses - discontinued operations	(2,429)	(653)	(15)	(3,097)	—	—	—	—
Loans charged-off	(176)	(235)	(16)	(427)	(4,221)	(85)	(409)	(4,715)
Recoveries	47	4	34	85	218	2	26	246
Total ending allowance balance	$17,322	$292	$237	$17,851	$18,267	$802	$275	$19,344
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
PCI Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310-30 were not classified as nonaccrual, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), was recognized on all acquired loans accounted for under ASC 310-30.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of December 31, 2018 and December 31, 2017.

December 31, 2018	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$317	$—	$—	$317
Collectively evaluated for impairment	17,005	292	237	17,534
Total ending allowance balance	$17,322	$292	$237	$17,851

Loans:
Loans individually evaluated for impairment	$10,273	$161	$—	$10,434
Loans collectively evaluated for impairment	1,614,128	55,461	50,563	1,720,152
Total ending loans balance	$1,624,401	$55,622	$50,563	$1,730,586

December 31, 2017	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$306	$—	$—	$306
Collectively evaluated for impairment	17,918	800	275	18,993
PCI	43	2	—	45
Total ending allowance balance	$18,267	$802	$275	$19,344

Loans:
Loans individually evaluated for impairment	$6,886	$186	$—	$7,072
Loans collectively evaluated for impairment	1,694,948	178,204	45,671	1,918,823
PCI	9,416	2,338	—	11,754
Total ending loans balance	$1,711,250	$180,728	$45,671	$1,937,649

The following table presents information on Atlantic Capital’s impaired loans for the years ended December 31, 2018 and 2017:

	For the Year Ended
	2018					2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,346	$4,346	$—	$4,529	$230	$1,037	$974	$—	$1,426	$55
Commercial real estate	1,828	1,665	—	1,691	—	1,771	1,608	—	1,838	1
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	207	161	—	173	—	231	186	—	218	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$6,381	$6,172	$—	$6,393	$230	$3,039	$2,768	$—	$3,482	$56
Impaired loans with an allowance recorded:
Commercial and industrial	$395	$395	$124	$395	$—	$3,739	$3,739	$181	$3,904	$197
Commercial real estate	3,867	3,867	193	4,242	69	565	565	125	577	25
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$4,262	$4,262	$317	$4,637	$69	$4,304	$4,304	$306	$4,481	$222
Total impaired loans	$10,643	$10,434	$317	$11,030	$299	$7,343	$7,072	$306	$7,963	$278
Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms and granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of December 31, 2018 and 2017, the Company had a recorded investment in TDRs of $8.2 million and $5.3 million, respectively. The Company had commitments to lend additional funds of $28,000 and $26,000 on loans modified as TDRs, as of December 31, 2018 and December 31, 2017, respectively. During the year ended December 31, 2018, the Company extended the interest-only repayment period on a large commercial real estate loan, resulting in its reclassification to a TDR. During the year ended December 31, 2017, a large commercial and industrial borrower’s business was sold. As a part of the deficiency agreement, part of the credit relationship was restructured. The restructure included a charge-off and the reclassification of the remaining balance to a TDR of $980,000. Additionally, during the year ended December 31, 2017, the modification of terms for one home equity loan included a short term extension of the maturity date.
Loans, by portfolio class, modified as TDRs during the years ended December 31, 2018 and 2017, are as follows.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
December 31, 2018
Commercial real estate	1	$4,617	$4,617
Total	1	$4,617	$4,617

December 31, 2017
Commercial and industrial	1	$980	$980
Home equity	1	534	534
Total	2	$1,514	$1,514
The Company did not forgive any principal on TDRs during the years ended December 31, 2018 and 2017, and there were no subsequent defaults of previously identified TDRs.
The Bank conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. The following is a summary of activity with respect to related-party loans in 2018 and 2017.

	2018	2017
	(in thousands)
Balance at January 1,	$1,885	$2,795
Additions	4,362	5,950
Repayments	(6,247)	(6,860)
Balance at December 31,	$—	$1,885
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
As of December 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows. (Total loans includes loans held for sale - discontinued operations.)

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2018
Commercial and industrial	$671,992	$6,802	$22,777	$832	$—	$702,403
Commercial real estate	946,612	4,754	14,914	126	1,647	968,053
Construction and land	169,687	40	25	—	—	169,752
Residential mortgages	118,265	1,119	1,441	1,138	281	122,244
Home equity	54,707	92	294	499	—	55,592
Mortgage warehouse	22,192	5,775	—	—	—	27,967
Consumer/Other	57,268	66	97	174	—	57,605
Total loans	$2,040,723	$18,648	$39,548	$2,769	$1,928	$2,103,616

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2017
Commercial and industrial	$572,942	$15,643	$21,332	$16	$2	$609,935
Commercial real estate	919,939	6,227	8,906	—	1,592	936,664
Construction and land	115,255	—	—	—	—	115,255
Residential mortgages	100,342	1,075	753	398	321	102,889
Home equity	74,841	64	310	285	—	75,500
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer/Other	45,422	57	192	—	—	45,671
Total loans, excluding PCI loans	$1,868,722	$23,066	$31,493	$699	$1,915	$1,925,895
Commercial and industrial	$—	$3,881	$1,543	$—	$—	$5,424
Commercial real estate	3,151	212	276	—	112	3,751
Construction and land	222	7	11	—	—	240
Residential mortgages	428	493	674	—	—	1,595
Home equity	34	354	356	—	—	744
Mortgage warehouse	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—
Total PCI loans	$3,835	$4,947	$2,860	$—	$112	$11,754

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 and December 31, 2017 by class of loans.

	As of December 31, 2018
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$692,308	$8,785	$478	$832	$702,403
Commercial real estate	963,579	2,701	—	1,773	968,053
Construction and land	169,752	—	—	—	169,752
Residential mortgages	119,932	893	—	1,419	122,244
Home equity	54,714	379	—	499	55,592
Mortgage warehouse	27,967	—	—	—	27,967
Consumer	57,371	59	1	174	57,605
Total Loans	$2,085,623	$12,817	$479	$4,697	$2,103,616

	As of December 31, 2017
	Accruing Current	30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	PCI Loans	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$606,677	$3,239	$—	$19	$5,424	$615,359
Commercial real estate	932,916	2,156	—	1,592	3,751	940,415
Construction and land	114,988	267	—	—	240	115,495
Residential mortgages	100,402	1,470	298	719	1,595	104,484
Home equity	75,081	135	—	284	744	76,244
Mortgage warehouse	39,981	—	—	—	—	39,981
Consumer	45,599	72	—	—	—	45,671
Total Loans	$1,915,644	$7,339	$298	$2,614	$11,754	$1,937,649

NOTE 7 – PREMISES AND EQUIPMENT
Premises and equipment consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Land and improvements	$1,902	$2,036
Buildings and improvements	7,402	7,745
Leasehold improvements	7,745	4,064
Equipment and furniture	13,339	10,998
Projects in process	—	736
Premises and equipment-gross	30,388	25,579
Accumulated depreciation	(12,887)	(13,525)
Premises and equipment-net	$17,501	$12,054
Depreciation expense was $1.9 million, $1.6 million, and $2.0 million in 2018, 2017, and 2016, respectively.

Premises and equipment held for sale for discontinued operations as of December 31, 2018 and 2017 totaled $7.7 million and $8.0 million, respectively. These balances represent premises and equipment related to the Branch Sale, and the December 31, 2017 balance was adjusted retrospectively.
The following represents the future cash outflows related to lease obligations at December 31, 2018.

December 31, 2018
(in thousands)
2019	$2,701
2020	2,759
2021	2,611
2022	2,676
2023	2,092
Thereafter	9,175
Total	$22,014
Total lease obligation is expected to decrease by $5.1 million as a result of the upcoming Branch Sale. Rent expense for the years ended December 31, 2018, 2017, and 2016 was $3.1 million, $2.7 million, and $2.2 million, respectively, which were included in occupancy expense in the consolidated statements of operations.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill and other intangible assets is summarized below:

	December 31,
	2018	2017
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(5,853)	(4,624)
Less: impairment to-date related to divested branches	(2,286)	(2,286)
Core deposit intangible, net - discontinued operations	1,405	2,634
Servicing assets, net	2,983	3,240
Total intangibles subject to amortization, net	4,388	5,874
Goodwill - discontinued operations	4,555	4,555
Goodwill - continuing operations	17,135	17,204
Total goodwill and other intangible assets, net	$26,078	$27,633
The Company conducted its annual impairment testing as of October 1, 2018, utilizing a qualitative assessment. Based on these assessments, management concluded that the 2018 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill). Therefore, a step one quantitative analysis was not required.
On November 14, 2018, the Bank entered into an agreement to sell all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank. In accordance with U.S. GAAP, Atlantic Capital allocated a proportionate share of its goodwill balance to the discontinued operations on a relative fair value basis and performed a qualitative assessment impairment test for the goodwill allocated to continuing operations. The qualitative goodwill impairment analysis of continuing operations indicated that it was more likely than not that the estimated fair value exceeded the carrying value as of the assessment date. The Company monitored events from the date of the assessment through December 31, 2018 and no events or circumstances led management to believe any impairment existed at the balance sheet date.

Goodwill impairment in the amount of $69,000 related to the sale of the trust business was recorded in the second quarter of 2018. There were no goodwill impairment charges recorded in 2017. The following table presents activity for goodwill and other intangible assets:

	Goodwill	Core Deposit Intangible	Total
	(in thousands)
Balance at December 31, 2016	$21,759	$4,624	$26,383
Amortization	—	(1,653)	(1,653)
Impairment, due to branch divestiture	—	(337)	(337)
Balance at December 31, 2017	21,759	2,634	24,393
Amortization	—	(1,229)	(1,229)
Impairment, due to trust business sale	(69)	—	(69)
Balance at December 31, 2018	$21,690	$1,405	$23,095

The amortization expense for core deposit intangible for 2018, 2017, and 2016 was $1.2 million, $1.7 million, and $2.4 million, respectively, which was recognized in noninterest expense. Atlantic Capital expects the remaining balance of core deposit intangible to be written off at the time of the upcoming Branch Sale. There were no events or circumstances that led management to believe that any impairment existed at December 31, 2018 in Atlantic Capital’s other intangible assets.

NOTE 9 – SERVICING RIGHTS
SBA Servicing Rights
SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in goodwill and intangible assets, net on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, the balance of SBA loans sold and serviced by Atlantic Capital totaled $161.5 million and $135.8 million, respectively.
Changes in the balance of SBA servicing assets for the years ended December 31, 2018 and 2017 are presented in the following table.

SBA Loan Servicing Rights	Year ended December 31,
	2018	2017
	(in thousands)
Beginning carrying value, net	$2,635	$2,359
Additions	823	1,022
Amortization	(919)	(746)
Ending carrying value	$2,539	$2,635
At December 31, 2018 and 2017, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Asset	December 31, 2018	December 31, 2017
	(dollars in thousands)
Fair value of retained servicing assets	$2,630	$2,865
Weighted average life	4.83 years	6.22 years
Prepayment speed:	11.92%	8.64%
Decline in fair value due to a 10% adverse change	$(131)	$(103)
Decline in fair value due to a 20% adverse change	$(223)	$(181)
Weighted average discount rate	14.42%	13.01%
Decline in fair value due to a 100 bps adverse change	$(101)	$(103)
Decline in fair value due to a 200 bps adverse change	$(165)	$(180)
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
Changes in the balance of TriNet servicing assets for the years ended December 31, 2018 and 2017 are presented in the following table.

TriNet Servicing Rights	Year ended December 31,
	2018	2017
	(in thousands)
Beginning carrying value, net	$605	$825
Additions	—	—
Amortization	(161)	(185)
Sale of servicing assets	—	(35)
Impairment	—	—
Ending carrying value	$444	$605
At December 31, 2018 and 2017, the sensitivity of the fair value of the TriNet servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Rights	December 31, 2018	December 31, 2017
	(dollars in thousands)
Fair value of retained servicing assets	$515	$697
Weighted average life	6.48 years	7.37 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(7)	$(10)
Decline in fair value due to a 20% adverse change	$(14)	$(20)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(13)	$(19)
Decline in fair value due to a 200 bps adverse change	$(25)	$(37)
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

NOTE 10 - DEPOSITS

	December 31, 2018	December 31, 2017
	(in thousands)
Non-interest bearing demand deposits	$602,252	$596,328
Interest-bearing demand deposits	252,490	203,113
Savings and money market deposits	987,908	926,066
Time deposits less than $250,000	3,630	3,573
Time deposits $250,000 or greater	6,993	7,239
Brokered deposits	99,241	128,816
Total deposits	$1,952,514	$1,865,135

Deposits to be assumed - discontinued operations	$585,429	$585,530
Brokered certificate of deposits issued in denominations of $100,000 or more are participated out by the deposit brokers in shares of $100,000 or less.
Overdrawn deposits accounts reclassified as loans were $1.3 million and $1.1 million at December 31, 2018 and 2017, respectively. There were $65.3 million and $93.9 million in investment securities pledged to secure public deposits and other secured borrowings as of December 31, 2018 and 2017, respectively.
Deposits of certain officers, directors, and their associates totaled $8.4 million and $8.0 million as of December 31, 2018 and 2017, respectively.
The scheduled maturities of time and brokered deposits as of December 31, 2018 are as follows:

	Time	Brokered
	(in thousands)
2019	$10,108	$96,670
2020	377	2,571
2021	104	—
2022	34	—
2023	—	—
Thereafter	—	—
Total	$10,623	$99,241

NOTE 11 – OTHER BORROWINGS AND LONG TERM DEBT
There were no Federal Home Loan Bank borrowings outstanding as of December 31, 2018. Federal Home Loan Bank borrowings as of December 31, 2017 are as follows:

	December 31, 2017
	Balance	Interest Rate
	(in thousands)
FHLB short-term borrowings:
Fixed rate advance maturing January 16, 2018	$45,000	1.40%
Total	$45,000
Interest expense for FHLB borrowings for the years ended December 31, 2018, 2017, and 2016 was $2.4 million, $1.5 million, and $558,000, respectively.
At December 31, 2018, the Company had available line of credit commitments with the FHLB totaling $864.7 million, with no outstanding FHLB advances. However, based on actual collateral pledged, $164.9 million was available. At December 31, 2018, the Company had an available line of credit based on the collateral available of $425.0 million with the Federal Reserve Bank of Atlanta. Interest expense on federal funds purchased for the years ended December 31, 2018, 2017, and 2016 totaled $303,000, $222,000, and $218,000, respectively.
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
Subordinated debt is summarized as follows:

	December 31, 2018	December 31, 2017
	(in thousands
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	296	465
Subordinated debt, net	$49,704	$49,535
All subordinated debt outstanding at December 31, 2018 matures after more than five years.

NOTE 12 – OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive (loss) income balances for the applicable periods.

	For the Year Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive (loss) income beginning of period	$(6,274)	$2,415	$(3,859)	$(9,144)	$3,519	$(5,625)	$(2,455)	$939	$(1,516)
Reclassification of tax effects from AOCI	—	(844)	(844)	—	—	—	—	—	—
Unrealized net (losses) gains on investment securities available-for-sale	(8,070)	2,018	(6,052)	3,876	(1,491)	2,385	(6,227)	2,403	(3,824)
Reclassification adjustment for net realized gains on investment securities available-for-sale	1,855	(464)	1,391	181	(70)	111	(44)	17	(27)
Unrealized net (losses) gains on derivatives	(1,254)	313	(941)	(1,187)	457	(730)	(418)	160	(258)
Accumulated other comprehensive (loss) income end of period	$(13,743)	$3,438	$(10,305)	$(6,274)	$2,415	$(3,859)	$(9,144)	$3,519	$(5,625)

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
The following table represents the earnings per share calculations from continuing operations and discontinued operations for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share amounts)
Net income (loss) from continuing operations	$28,050	$(4,756)	$7,564
Net income from discontinued operations	482	1,030	5,831
Net income (loss) available to common shareholders	$28,532	$(3,726)	$13,395

Weighted average shares outstanding
Basic (1)	25,947,038	25,592,731	24,763,522
Effect of diluted securities:
Stock options and warrants	164,717	229,354	423,158
Diluted	26,111,755	25,822,085	25,186,680

Net Income (Loss) per Common Share ‑ Basic
Net income (loss) per common share - continuing operations	$1.08	$(0.19)	$0.31
Net income per common share - discontinued operations	0.02	0.04	0.23
Net Income (Loss) per Common Share ‑ Basic	$1.10	$(0.15)	$0.54
Net Income (Loss) per Common Share ‑ Diluted
Net income (loss) per common share - continuing operations	$1.07	$(0.19)	$0.30
Net income per common share - discontinued operations	0.02	0.04	0.23
Net Income (Loss) per Common Share ‑ Diluted	$1.09	$(0.15)	$0.53
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options and warrants outstanding of 2,124, 550, and 747 at December 31, 2018, 2017, and 2016, respectively, have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
The Amended and Restated Articles of Incorporation of Atlantic Capital, which were approved by the Board of Directors on March 24, 2015 and by Atlantic Capital’s shareholders on May 21, 2015, authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 25,290,419 and 25,712,909 shares of common stock issued and outstanding at December 31, 2018 and 2017, respectively.
The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank paid dividends totaling $30.0 million and $0 to Atlantic Capital in 2018 and 2017, respectively. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.
On November 14, 2018, the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock. The timing and amounts of any repurchases depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. Atlantic Capital repurchased 822,100 shares in 2018 for a total of $14.2 million.

NOTE 14 – INCOME TAXES

The components of income tax expense from continuing operations included in the Consolidated Statements of Operations for the years ended were as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Current income tax expense (benefit):
Federal	$3,710	$(561)	$1,357
State	371	35	(458)
Total	4,081	(526)	899

Deferred income tax expense (benefit):
Federal	(1,798)	24,354	2,679
State	4,024	(113)	643
Total	2,226	24,241	3,322
Total income tax from continuing operations	$6,307	$23,715	$4,221
The income tax expense differs from the statutory rate of 21% in 2018 and 35% in 2017 and 2016, as indicated in the following analysis:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Tax expense (benefit) based on federal statutory rate	$7,215	$6,636	$4,125
State taxes, net of federal benefit	899	102	333
Income tax credits	(103)	(208)	(51)
Tax-exempt earnings	(717)	(1,221)	(893)
Nondeductible merger related expenses	—	—	178
Excess benefit	(142)	(298)	—
Excess parachute payments under Section 280G	—	—	115
Nondeductible expenses	116	361	322
Change in uncertain tax positions reserve	56	(109)	8
Change in valuation allowance	(996)	(649)	—
Revaluation of deferred tax asset excluding valuation allowance due to tax reform	—	18,983	—
Other	(21)	118	84
Total income tax from continuing operations	$6,307	$23,715	$4,221

Deferred income tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws. The net deferred tax asset is included as a component of other assets at December 31, 2018 and 2017, and is comprised of the following:

(in thousands)	December 31, 2018	December 31, 2017
Net operating loss carryforward	$25,992	$29,754
Federal tax credits	5,342	5,648
State credits	27	482
Allowance for loan losses	4,374	4,794
Stock-based compensation	699	912
Other real estate owned	371	305
Transaction costs	787	803
Deferred rent	815	—
Unfunded commitments	161	224
Organizational costs	111	145
Nonaccrual loan interest	530	402
Net unrealized losses on investment securities available‑for‑sale	2,950	1,396
Net unrealized losses on cash flow hedges	486	172
Long term incentive plan	471	562
Other	1,957	407
Total gross deferred tax assets	45,073	46,006
Less: valuation allowance	(7,446)	(8,532)
Net deferred tax asset	37,627	37,474

Depreciation	1,215	765
Deferred loan costs	365	241
Other	192	245
Total gross deferred tax liabilities	1,772	1,251
Net deferred tax assets	$35,855	$36,223
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“the Tax Act”) was enacted into law. The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for tax years beginning in 2018, which resulted in the remeasurement of the federal portion of our deferred tax assets as of December 31, 2017, from 35% to the new 21% tax rate.
In assessing the realizability of deferred tax assets, management considers whether it is more‑likely-than-not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is deemed more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the four possible sources of taxable income including future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback years and tax-planning strategies that would, if necessary, be implemented. At December 31, 2017, the Company had a valuation allowance of $8.5 million. This valuation allowance relates to the portion of net operating losses and credits that the Company will not be able to utilize due to limitations under Section 382 of the Internal Revenue Code. In the fourth quarter of 2018, the Company recorded a $4.5 million favorable reduction of the valuation allowance on Federal deferred tax assets related to the limitations under Section 382 of the Internal Revenue Code. This reduction was offset by an unfavorable increase of $3.5 million in the valuation allowance related to state net operating losses and carryforwards that are not expected to be utilized. At December 31, 2018, the Company had a valuation allowance of $7.4 million.
ASC 740-10-65 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with ASC 740-10-65 and determined there are no uncertain tax positions that would have a material impact on the financial statements of the Company as of December 31, 2018.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows:

(in thousands)	2018	2017
Balance at beginning of year	$216	$319
Additions based on tax positions related to the current year	62	14
Settlement of prior year positions	—	(117)
Balance at end of year	$278	$216
The amount of unrecognized tax positions that would have impacted the effective tax rate if recognized was $220.
With the adoption of ASC 740-10-65, the Company elected to recognize accrued interest and penalties related to any future unrecognized tax benefits in current income tax expense. Interest in the amount of $51,000 and $40,000 was accrued as of December 31, 2018 and 2017, respectively. The total amount of interest and penalties recognized in current income tax expense during 2018, 2017 and 2016 was $44,000, $30,000 and $32,000, respectively.
At December 31, 2018, Atlantic Capital had operating loss carryforwards for federal income tax purposes of $95.2 million which are available to offset future federal taxable income, if any, through 2035. Atlantic Capital had operating loss carryforwards for state income tax purposes of $117.3 million, which are available to offset future state taxable income, if any, through 2035. In addition, Atlantic Capital had general business credits of approximately $5.3 million, which are available to reduce future federal income taxes, if any through 2035.  Atlantic Capital had alternative minimum tax credit carryforwards of approximately $355,000 available to reduce future federal regular income taxes, if any, over an indefinite period.
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
NOTE 15 - EMPLOYEE AND DIRECTOR BENEFIT PLANS
Defined Contribution Plan
Atlantic Capital sponsors a 401(k) qualified retirement plan that is qualified pursuant to Section 401 of the Internal Revenue Code. The plan is referred to as a “safe harbor 401(k) plan.” The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides for a safe harbor contribution by Atlantic Capital. If the Company elects to make the safe harbor contribution, it will be at least 3% of eligible employees’ compensation that is subject to income tax and paid during the plan year. Eligible employees are not required to participate in the plan in order to receive the safe harbor contribution. The plan also provides that the Board of Directors may authorize matching contributions based on a percentage of the amount contributed by the employee and discretionary profit sharing contributions. Employees of the Company must meet certain requirements concerning minimum age and credited period of service to participate in the plan. During the years ended December 31, 2018, 2017, and 2016, the Company contributed approximately $1.1 million, $1.0 million, and $990,000, respectively, to this plan under its safe harbor provision.
Long-Term Incentive Plan
In 2012, Atlantic Capital initiated a long-term incentive plan for certain key employees. Bonuses under the Executive Officer Long Term Incentive Plan (the “LTI Plan”) may be paid in lump sum in cash or in common stock or in any combination of cash and common stock. Awards are granted under the LTI Plan for a bonus period, which means a period of more than one year. Awards are based on individual performance, business unit or division performance or Company-wide performance, or any combination of these performance objectives. Awards granted in 2018, 2017, and 2016 are earned, if at all, at the end of a three year period from the date of the awards. Compensation expense for the LTI Plan was $879,000, $1.5 million, and $2.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. Beginning in 2018, LTI Plan bonuses were evidenced by the issuance of performance share awards under the Company’s 2015 Stock Incentive Plan. The awards granted in 2018 are accounted for as equity awards. Previously, in 2016 and 2017, no performance share awards were issued and LTI Plan awards were accounted for as liabilities and remeasured at each reporting date.

Stock Incentive Plans
Atlantic Capital sponsors a stock incentive plan for the benefit of directors and employees. Under the Company’s 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018) there were approximately 4,525,000 shares reserved for issuance to directors and employees. The Compensation Committee has the authority to grant the following: an incentive or nonqualified option; a stock appreciation right (including a related SAR or a freestanding SAR); a restricted award (including a restricted stock award or a restricted unit award); a performance award (including a performance share award or a performance unit award); a phantom stock award; an other stock-based award; a cash bonus award; a dividend equivalent award; or any other award granted under the plan.
As of December 31, 2018, approximately 3,513,000 additional awards could be granted under the plan. Through December 31, 2018, incentive stock options, nonqualified stock options, restricted stock, and other stock-based awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.
As of December 31, 2018 and 2017, no warrants were outstanding for the purchase of common stock.
The Company accounts for stock options in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share‑based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. Total stock-based compensation expense recognized by the Company during 2018, 2017, and 2016 for stock option grants was $242,000, $1.1 million, and $937,000, respectively. Unrecognized stock-based compensation expense related to stock option grants at December 31, 2018, 2017, and 2016 was $308,000, $646,000, and $1.7 million, respectively. At December 31, 2018, 2017, and 2016, the weighted average period over which this unrecognized expense is expected to be recognized was 1.9 years, 2.6 years, and 3.4 years, respectively. The weighted average remaining contractual life of options outstanding at December 31, 2018 was 4.0 years.
The Company estimates the fair value of its options awards using the Black‑Scholes option pricing model. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options awarded during 2016. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during 2018 and 2017:

	For the year ended December 31,
	2018	2017	2016
Risk‑free interest rate	1.66%	1.00-2.42%	N/A
Expected term in years	0.25	.25-8	N/A
Expected stock price volatility	24.2%	23.2-25.3%	N/A
Dividend yield	—%	—%	N/A

The following table represents stock option and warrant activity for the years ended December 31, 2018, 2017, and 2016:

Options and Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	757,711	$12.66
Granted/modified(1)	15,000	14.64
Exercised	(310,016)	13.21
Forfeited(1)	(19,935)	14.08
Expired	(306)	105.97
Outstanding, December 31, 2018	442,454	$12.02	3.98	$1,990
Exercisable, December 31, 2018	396,454	$11.67	3.63	$1,919

Weighted average fair value of options and warrants granted	$2.79

Outstanding, December 31, 2016	1,485,704	$11.69
Granted/modified(2)	229,100	13.53
Exercised	(724,912)	10.53
Forfeited(2)	(231,546)	13.50
Expired	(635)	126.22
Outstanding, December 31, 2017	757,711	$12.66	5.56	$3,883
Exercisable, December 31, 2017	662,016	$12.39	5.24	$3,585

Weighted average fair value of options and warrants granted	$7.15

Outstanding, December 31, 2015	2,369,759	$11.30
Exercised	(872,162)	10.04
Canceled	(4,057)	142.89
Forfeited	(7,836)	10.76
Outstanding, December 31, 2016	1,485,704	$11.69	4.33	$11,104
Exercisable, December 31, 2016	1,204,558	$11.10	3.38	$9,755

Weighted average fair value of options and warrants granted	$—

(1) During the year ended December 31, 2018, the Company modified options for 15,000 shares. The modifications are included as shares granted/modified and as shares forfeited in this table.
(2) During the year ended December 31, 2017, the Company modified options for 229,100 shares. The modifications are included as shares granted/modified and as shares forfeited in this table.
The total fair value of shares vested during each of the years ended December 31, 2018, 2017, and 2016, was $307,000, $1.8 million, and $1.2 million, respectively.
In April 2018, the Company granted performance share awards under Atlantic Capital’s 2015 Stock Incentive Plan to members of executive management to evidence awards granted under the LTI Plan. The Company also granted restricted stock awards to certain employees in 2018 under the 2015 Stock Incentive Plan. Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards are based on the fair value of Atlantic Capital’s stock at the grant date adjusted for market conditions, as well as the subsequent achievement of performance conditions over the vesting period. The value of restricted stock and performance share grants that are expected to vest is amortized into expense over the vesting period. Restricted stock awards may cliff vest over 1-3 years or vest on a pro-rata basis, generally over 3 years. The market value at the date of award is amortized by charges to compensation expense over the vesting period. Compensation expense related to these awards during 2018, 2017, and 2016 was $1.5 million, $1.3 million, and $801,000, respectively. Unrecognized compensation expense associated with restricted stock was $2.5 million, $2.6 million, and $2.4 million as of December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, 2017, and 2016, the weighted average period over which this unrecognized expense is to be recognized was 2.4 years, 3.0 years, and 3.2 years, respectively. During 2018, 2017, and 2016, respectively, there were 139,507, 132,487, and

109,959 restricted stock and performance share awards granted at a weighted average grant price of $19.79, $17.83, and $14.34 per share.
During the year ended December 31, 2018, the Company modified options for 15,000 shares and 6,869 restricted stock awards to two individuals. During the year ended December 31, 2017, the Company modified options for 229,100 shares and 24,628 restricted stock awards to five individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $111,000 and $709,000 for the years ended December 31, 2018 and 2017, respectively.
The following table represents restricted stock and performance share award activity for the year ended December 31, 2018, 2017, and 2016:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	239,468	$15.69
Granted	139,507	19.79
Vested	(73,686)	14.51
Forfeited	(32,594)	15.91
Outstanding, December 31, 2018	272,695	$18.09

Outstanding, December 31, 2016	259,165	$13.70
Granted	132,487	17.83
Vested	(91,671)	13.54
Forfeited	(60,513)	15.03
Outstanding, December 31, 2017	239,468	$15.69

Outstanding, December 31, 2015	217,658	$13.07
Granted	109,959	14.34
Vested	(44,966)	11.92
Forfeited	(23,486)	14.23
Outstanding, December 31, 2016	259,165	$13.70

NOTE 16 – DERIVATIVES AND HEDGING
Risk Management
Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.
Cash Flow Hedges
At December 31, 2018, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2018 and 2017, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $100.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2018 or 2017. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $403,000 will be reclassified as a decrease to loan interest income over the next twelve months related to these cash flow hedges.

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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Operations. At December 31, 2018 and 2017, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $109.5 million and $142.3 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At December 31, 2018 and 2017, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $5.1 million and $8.8 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At December 31, 2018 and 2017, Atlantic Capital had credit risk participation agreements with a notional amount of $9.5 million and $14.8 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of December 31, 2018 and 2017:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		December 31, 2018		December 31, 2017
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other liabilities	$100,000	$2,029	$100,000	$887

Derivatives not designated as hedging instruments under ASC 815

		December 31, 2018		December 31, 2017
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$54,760	$756	$71,160	$946
Zero premium collar	Other assets	83,385	1,205	94,953	2,072
		$138,145	$1,961	$166,113	$3,018

Dealer offsets to customer swap positions	Other liabilities	$54,760	$770	$71,160	$975
Credit risk participation	Other liabilities	9,532	2	14,807	4
Dealer offset to zero premium collar	Other liabilities	83,385	1,226	94,953	2,157
		$147,677	$1,998	$180,920	$3,136
The following table reflects the impact to the Consolidated Statements of Operations related to derivative contracts for the years ended December 31, 2018 and 2017:

Derivatives in Cash Flow Hedging Relationships
	Years ended December 31,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2018	2017	Location	2018	2017
Interest rate swaps	$(1,229)	$(688)	Interest income	$26	$499

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
The transition provisions include important differences in determining the composition of regulatory capital between the Basel I rules and Basel III rules including, changes in capital deductions related to the Company’s deferred tax assets, and the inclusion of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated other comprehensive income (“AOCI”). These changes are impacted by, among other things, future changes in interest rates, overall earnings performance and company actions. Changes to the composition of regulatory capital under Basel III, as compared to the Basel I rules, are recognized in 20% annual increments, and were fully recognized as of January 1, 2019. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized.
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
The Basel III rules also introduced a capital conservation buffer which is fully phased in and is 2.5% of risk-weighted assets for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.
The Basel III rules were implemented in the first quarter of 2015. The Company opted out of the AOCI treatment under these requirements and, as such, unrealized security gains and losses will continue to be excluded from bank regulatory capital.
As of December 31, 2018 and 2017, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Management believes there are no conditions or events since the previous notification that have changed the institution’s categorizations.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	As of December 31, 2018
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 capital (to risk weighted assets):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated	$285,250	11.5%	$112,033	4.5%	N/A	N/A
Bank	304,907	12.3%	112,022	4.5%	161,809	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$285,250	11.5%	$149,378	6.0%	N/A	N/A
Bank	304,907	12.3%	149,362	6.0%	199,150	8.0%

Total capital (to risk weighted assets):
Consolidated	$353,458	14.2%	$199,170	8.0%	N/A	N/A
Bank	323,411	13.0%	199,150	8.0%	248,937	10.0%

Tier 1 capital (to average assets):
Consolidated	$285,250	10.0%	$113,705	4.0%	N/A	N/A
Bank	304,907	10.6%	114,574	4.0%	143,218	5.0%

	As of December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
Common Equity Tier 1 capital (to risk weighted assets):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated	$259,865	11.2%	$104,876	4.5%	N/A	N/A
Bank	295,629	12.7%	104,858	4.5%	151,461	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$259,865	11.2%	$139,834	6.0%	N/A	N/A
Bank	295,629	12.7%	139,810	6.0%	186,414	8.0%

Total capital (to risk weighted assets):
Consolidated	$329,641	14.1%	$186,446	8.0%	N/A	N/A
Bank	315,870	13.6%	186,414	8.0%	233,017	10.0%

Tier 1 capital (to average assets):
Consolidated	$259,865	9.7%	$106,706	4.0%	N/A	N/A
Bank	295,629	11.1%	107,009	4.0%	133,761	5.0%

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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during 2018 or 2017.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2018 and 2017.

	2018 Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$26,849	$—	$26,849
U.S. states and political subdivisions	—	84,834	—	84,834
Trust preferred securities	—	4,400	—	4,400
Corporate debt securities	—	12,363	—	12,363
Mortgage-backed securities	—	274,040	—	274,040
Total securities available-for-sale	$—	$402,486	$—	$402,486
Interest rate derivative assets	$—	$1,961	$—	$1,961
Interest rate derivative liabilities	$—	$4,027	$—	$4,027

	2017 Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$34,111	$—	$34,111
U.S. states and political subdivisions	—	90,001	—	90,001
Trust preferred securities	—	4,650	—	4,650
Corporate debt securities	—	12,622	—	12,622
Mortgage-backed securities	—	307,733	—	307,733
Total securities available-for-sale	$—	$449,117	$—	$449,117
Interest rate derivative assets	$—	$3,018	$—	$3,018
Interest rate derivative liabilities	$—	$4,023	$—	$4,023

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. Atlantic Capital had no Level 3 securities as of December 31, 2018 and 2017.
For the years ended December 31, 2018 and 2017, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017.

December 31, 2018	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$1,836	$1,836

December 31, 2017	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$2,199	$2,199

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
The following tables present the estimated fair values of Atlantic Capital’s financial instruments at December 31, 2018 and December 31, 2017.

	Fair Value Measurements at
	December 31, 2018 Using:
	Carrying Amount	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$42,895	$42,895	$—	$—
Interest-bearing deposits in banks	216,040	216,040	—	—
Other short-term investments	9,457	9,457	—	—
Total securities available-for-sale	402,486	—	402,486	—
FHLB stock	2,622	—	—	2,622
Federal Reserve Bank stock	9,906	—	—	9,906
Loans held for investment, net	1,710,222	—	—	1,740,438
Loans held for sale	5,889	—	5,889	—
Loans held for sale - discontinued operations	373,030	—	373,030	—
Derivative assets	1,961	—	1,961	—
Financial liabilities:
Deposits	$1,952,514	$—	$1,830,673	$—
Deposits to be assumed - discontinued operations	585,429	—	585,429	—
Securities sold under agreements to repurchase - discontinued operations	6,220	6,220	—	—
Subordinated debt	49,704	—	48,960	—
Derivative financial instruments	4,027	—	4,027	—

	Fair Value Measurements at
	December 31, 2017 Using:
	Carrying Amount	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$38,086	$38,086	$—	$—
Interest-bearing deposits in other banks	281,247	281,247	—	—
Other short-term investments	10,681	10,681	—	—
Total securities available-for-sale	449,117	—	449,117	—
FHLB stock	4,388	—	—	4,388
Federal Reserve Bank stock	9,792	—	—	9,792
Loans held for investment, net	1,499,289	—	—	1,531,617
Loans held for sale	1,487	—	1,487	—
Loans held for sale - discontinued operations	415,206	—	415,206	—
Derivative assets	3,018	—	3,018	—
Financial liabilities:
Deposits	$1,865,135	$—	$1,835,563	$—
Deposits to be assumed - discontinued operations	585,530	—	585,530	—
Subordinated debt	49,535	—	49,888	—
FHLB advances	45,000	—	45,057	—
Derivative financial instruments	4,023	—	4,023	—
The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with the adoption of ASU 2016-01 in 2018, the methods used to measure the fair value of financial instruments at December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit as well as a summary of minimum lease payments at December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$715,591	$689,753
Standby letters of credit	15,650	10,958
	$731,241	$700,711

Minimum lease payments	$22,014	$18,894
The Company also had commitments related to investment in SBICs totaling $3.2 million and $5.8 million at December 31, 2018 and 2017, respectively.
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

NOTE 20 – REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2, Accounting Standards Updates and Recently Adopted Standards, the implementation of the new standard did not result in any significant changes to the Company’s methodology of recognizing revenue; as such, the Company recorded a cumulative effect adjustment to first quarter 2018 opening retained earnings in an amount of approximately $1,000. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.
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
Service Charges on Deposit Accounts
Service charges represent general service fees for monthly account maintenance and activity, or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed, such as a wire transfer or ATM withdrawal. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Deposit account analysis fees and charges	$2,166	$1,785	$1,441
ATM fees	223	234	30
NSF fees	97	74	48
Wire fees	426	356	185
Foreign exchange fees	288	258	232
Other	15	27	36
Total service charges - continuing operations	3,215	2,734	1,972
Service charges - discontinued operations	1,922	2,342	3,515
Total service charges	$5,137	$5,076	$5,487

Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. During the second quarter of 2018, Atlantic Capital sold its trust business, Southeastern Trust Company. The following table presents trust income by type of service provided for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Personal trust and agency accounts	$615	$1,012	$707
Employee benefit and retirement-related trust and agency accounts	120	225	200
Investment management and investment advisory agency accounts	216	355	352
Custody and safekeeping accounts	26	68	52
Other	48	154	100
	$1,025	$1,814	$1,411
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
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

NOTE 21 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets
(in thousands)
	December 31,
	2018	2017
Assets
Cash	$30,568	$14,151
Investment in subsidiary	343,311	344,188
Other assets	260	403
Total assets	$374,139	$358,742

Liabilities and shareholders’ equity
Long-term debt	$49,704	$49,535
Other liabilities	782	782
Total liabilities	50,486	50,317

Shareholders’ equity:
Common stock	291,771	299,474
Retained earnings	42,187	12,810
Accumulated other comprehensive income	(10,305)	(3,859)
Total shareholders’ equity	323,653	308,425
Total liabilities and shareholders’ equity	$374,139	$358,742

NOTE 21 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Operations
(in thousands)
	Year Ended December 31,
	2018	2017	2016
Income:
Interest income	$381	$197	$98
Total income	381	197	98

Expense:
Interest on long-term debt	3,304	3,294	3,282
Other expense	1,134	1,113	322
Total expense	4,438	4,407	3,604

Loss before income tax expense and equity in undistributed (losses) earnings from subsidiary	(4,057)	(4,210)	(3,506)

Income tax benefit	(1,091)	(1,681)	(849)
Loss before equity in undistributed (losses) earnings of subsidiary	(2,966)	(2,529)	(2,657)
Equity in undistributed (losses) earnings of subsidiary	31,498	(1,197)	16,052
Net (loss) income	$28,532	$(3,726)	$13,395

NOTE 21 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2018	2017	2016
Operating activities
Net (loss) income	$28,532	$(3,726)	$13,395

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(31,498)	1,197	(16,052)
Decrease (increase) in other assets	(705)	(1,264)	1,928
(Decrease) increase in other liabilities	169	(1,354)	2,100
Net cash provided by (used in) operating activities	(3,502)	(5,147)	1,371

Investing activities
Net cash (used in) provided by investing activities	—	—	—

Financing activities
Proceeds from exercise of stock options	4,096	3,567	3,947
Cash dividends received	30,000	—	—
Repurchase of common stock	(14,177)	—	—
Net cash provided by financing activities	19,919	3,567	3,947
Net (decrease) increase in cash and cash equivalents	16,417	(1,580)	5,318
Cash equivalents, beginning of year	14,151	15,731	10,413
Cash equivalents, end of year	$30,568	$14,151	$15,731

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for the preparation, integrity, accuracy, and fair presentation of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include amounts based on judgments and estimates by management. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with GAAP. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and a code of ethics adopted by our Board of Directors that is applicable to all directors, officers, and employees of the Company.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s chief executive officer and chief financial officer, as of December 31, 2018. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.
As an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, the Company’s independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting, as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal 1 - Election of Directors,” “Directors and Executive Officers,” “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the information presented under the headings “Corporate Governance Matters,” “Executive Compensation,” “Director Compensation,” and “Compensation and Other Information Concerning Our Executive Officers and Directors” in the Proxy Statement.

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
The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal 2 - Ratification of the Independent Registered Public Accounting Firm for 2019” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:
(1)    Financial Statements:
(i)    Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets at December 31, 2018 and December 31, 2017

(iii)	Consolidated Statements of Operations for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

(iv)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

(v)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016

(vi)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016
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

10.1
Corporate Governance Agreement, dated March 25, 2015, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank N.A., and BCP Fund I Southeast Holdings LLC, which is incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.2(a)*
Employment Agreement, dated January 1, 2015, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Douglas L. Williams, which is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.2(b)*
Amendment No. 1 to Employment Agreement, dated July 20, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Douglas L. Williams, which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on August 8, 2017.

10.2(c)*
Employment Agreement, dated November 17, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Douglas L. Williams, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on November 20, 2017.

10.2(d)*
Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Patrick T. Oakes which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on December 22, 2017.

10.2(e)*
Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Richard A. Oglesby, Jr., which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on December 22, 2017.

10.2(f)*
Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Annette Rollins, which is incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 15, 2018.

10.2(g)*
Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Kurt A. Shreiner, which is incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 15, 2018.

10.3*
Atlantic Capital Bancshares, Inc. 2006 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.4(a)*
Form of Employee Restricted Stock Award Agreement under the 2006 Stock Incentive Plan (for employees with employment agreements), which is incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.4(b)*
Form of Employee Restricted Stock Award Agreement under the 2006 Stock Incentive Plan (for employees without employment agreements), which is incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.4(c)*
Form of Non-Employee Director Restricted Stock Award Agreement under the 2006 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.5(a)*
Form of Employee Stock Option Agreement under the 2006 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.5(b)*
Form of Non-Employee Director Stock Option Agreement under the 2006 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.6(a)*
Atlantic Capital Bancshares, Inc. Executive Officer Long-Term Incentive Plan (As Amended and Restated Effective January 1, 2017), which is incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 14, 2017.

10.6(b)*
Executive Officer Long Term Incentive Plan (as Amended and Restated Effective April 19, 2018), which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on April 20, 2018.

10.7*
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

10.9(a)*
Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan (as amended and restated effective May 18, 2017), which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), initially filed with the Securities and Exchange Commission on May 22, 2017.

10.9(b)*
Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018), which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file no. 001-37615), initially filed with the Securities and Exchange Commission on August 8, 2018.

10.10(a)*
Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10‑K, filed with the Securities and Exchange Commission on March 30, 2016.

10.10(b)*
Form of Restricted Stock Award Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.10(c)*
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.10(d)*
Form of Restricted Stock Award Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.10(e)*
Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan (form in use April 18, 2018 - October 16, 2018), which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.10(f)*	Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan.
10.11(a)*
Form of Restricted Stock Unit Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.11(b)*
Form of Restricted Stock Unit Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.11(c)*
Form of Restricted Stock Unit Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.12(a)*
Form of Stock Option Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan (form in use prior to April 25, 2018), which is incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.12(b)*
Form of Stock Option Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan (form in use prior to April 25, 2018), which is incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.12(c)*
Form of Stock Option Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.12(d)*
Form of Stock Option Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.12(e)*
Form of Stock Option Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.13*
Form of Other Stock-Based Award Agreement (Executive Officer Long Term Incentive Plan (“LTIP”) Award), which is incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.14(a)*
Form of Performance Share Award Agreement (Employees - with Employment Agreement) (Executive Officer Long Term Incentive Plan (“LTIP”) Award), which is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.14(b)*
Form of Performance Share Award Agreement (Employees - without Employment Agreement) (form in use prior to October 17, 2018) (Executive Officer Long Term Incentive Plan (“LTIP”) Award), which is incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.14(c)*	Form of Performance Share Award Agreement (Employees - without Employment Agreement) (Executive Officer Long Term Incentive Plan (“LTIP”) Award).
10.15*
First Security Group, Inc. 2012 Long-Term Incentive Plan, as amended and restated, as further amended and assumed by Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 99.1 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (file no. 333- 204855), filed with the Securities and Exchange Commission on November 2, 2015.

10.16*
Form of Incentive Stock Option Award pursuant to the First Security Group, Inc. 2012 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.29 to First Security Group, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on April 15, 2013.

10.17*
Form of Non-Qualified Stock Option Award under the First Security Group, Inc. 2012 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.30 to First Security Group, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on April 15, 2013.

10.18*
First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended, as further amended and assumed by Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 99.2 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (file no. 333-204855), filed with the Securities and Exchange Commission on November 2, 2015.

10.19*
Form of Incentive Stock Option Award under the First Security Group, Inc. 2002 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.5 to First Security Group, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

10.20*
Form of Non-Qualified Stock Option Award under the 2002 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.6 to First Security Group, Inc.’s Form 10-K for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

10.21*
Form of Stock Purchase Agreement by and between First Security Group, Inc. and each of the investors named therein, which is incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-4/A (file no. 333‑204855), filed with the Securities and Exchange Commission on July 17, 2015.

10.22(a)*
Atlantic Capital Bancshares, Inc. Change in Control Plan, which is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on August 8, 2017.

10.22(b)*
Atlantic Capital Bancshares, Inc. 2017 Change in Control Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on November 9, 2017.

10.23*
Atlantic Capital Bank Severance Plan, which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on November 9, 2017.

10.24†
Purchase and Assumption Agreement, dated November 14, 2018, by and between Atlantic Capital Bank, N.A. and FirstBank, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on November 14, 2018.

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
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016; (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016; (v) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016; and (vi) the Notes to the Consolidated Financial Statements.

*    Management contract or compensatory plan or arrangement.
†    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2019.

ATLANTIC CAPITAL BANCSHARES, INC.

/s/ Douglas L. Williams
Douglas L. Williams
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2019.

Signature	Title

/s/ Douglas L. Williams	President, Chief Executive Officer and Director
Douglas L. Williams	(Principal Executive Officer)

/s/ Patrick T. Oakes	Executive Vice President and Chief Financial Officer
Patrick T. Oakes	(Principal Financial and Accounting Officer)

/s/ Walter M. Deriso, Jr.	Chairman of the Board
Walter M. Deriso, Jr.

/s/ Shantella E. Cooper	Director
Shantella E. Cooper

/s/ Henchy R. Enden	Director
Henchy R. Enden

/s/ James H. Graves	Director
James H. Graves

/s/ Douglas J. Hertz	Director
Douglas J. Hertz

/s/ Larry D. Mauldin	Director
Larry D. Mauldin

/s/ R. Charles Shufeldt	Director
R. Charles Shufeldt

/s/ Lizanne Thomas	Director
Lizanne Thomas

/s/ Marietta Edmunds Zakas	Director
Marietta Edmunds Zakas