Form 10-Q
period 2019-03-31
Atlantic Capital Bancshares, Inc.
filed 2019-05-09
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ACBI	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 24,104,311 shares outstanding as of April 30, 2019

Atlantic Capital Bancshares, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$36,992	$42,895
Interest-bearing deposits in banks	76,720	216,040
Other short-term investments	29,457	9,457
Cash and cash equivalents	143,169	268,392
Securities available-for-sale	402,640	402,486
Other investments	28,844	29,236
Loans held for sale	1,530	5,889
Loans held for sale - discontinued operations(1)	384,779	373,030
Loans held for investment	1,734,557	1,728,073
Less: Allowance for loan losses	(18,107)	(17,851)
Loans held for investment, net	1,716,450	1,710,222
Premises held for sale - discontinued operations(1)	11,317	7,722
Premises and equipment, net	19,730	9,779
Bank owned life insurance	65,486	65,149
Goodwill - discontinued operations(1)	4,555	4,555
Goodwill and intangible assets, net	21,376	21,523
Other real estate owned	971	874
Other assets	55,040	56,583
Total assets	$2,855,887	$2,955,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$561,829	$602,252
Interest-bearing checking	233,838	252,490
Savings	896	725
Money market	962,741	987,183
Time	22,069	10,623
Brokered deposits	65,811	99,241
Deposits to be assumed - discontinued operations(1)	593,264	585,429
Total deposits	2,440,448	2,537,943
Securities sold under agreements to repurchase - discontinued operations(1)	9,821	6,220
Long-term debt	49,746	49,704
Lease liabilities - discontinued operations(1)	4,068	—
Other liabilities	31,177	37,920
Total liabilities	2,535,260	2,631,787
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, no par value – 100,000,000 shares authorized; 24,466,964 and 25,290,419 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	276,346	291,771
Retained earnings	47,191	42,187
Accumulated other comprehensive (loss) income	(2,910)	(10,305)
Total shareholders’ equity	320,627	323,653
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,855,887	$2,955,440

(1)Assets and liabilities related to the sale of Tennessee and northwest Georgia banking operations were classified as held for sale as of March 31, 2019 and December 31, 2018.

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income(1)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
INTEREST INCOME
Loans, including fees	$22,752	$17,972
Investment securities available-for-sale	2,631	2,592
Interest and dividends on other interest-earning assets	814	715
Total interest income	26,197	21,279
INTEREST EXPENSE
Interest on deposits	4,831	2,424
Interest on Federal Home Loan Bank advances	—	509
Interest on federal funds purchased and securities sold under agreements to repurchase	118	79
Interest on long-term debt	824	829
Total interest expense	5,773	3,841
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	20,424	17,438
Provision for loan losses	814	772
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,610	16,666
NONINTEREST INCOME
Service charges	794	707
Gain (loss) on sales of other assets	(3)	(46)
Trust income	—	518
Derivatives income	(111)	114
Bank owned life insurance	360	369
SBA lending activities	1,086	1,302
Other noninterest income	210	198
Total noninterest income	2,336	3,162
NONINTEREST EXPENSE
Salaries and employee benefits	9,213	8,950
Occupancy	639	885
Equipment and software	739	586
Professional services	775	825
Postage, printing and supplies	48	37
Communications and data processing	675	681
Marketing and business development	226	140
FDIC premiums	235	108
Other noninterest expense	1,245	1,076
Total noninterest expense	13,795	13,288
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	8,151	6,540
Provision for income taxes	1,711	1,349
NET INCOME FROM CONTINUING OPERATIONS	6,440	5,191
DISCONTINUED OPERATIONS
Loss from discontinued operations	$(1,417)	$(204)
Income tax benefit	(354)	(51)
Net loss from discontinued operations	(1,063)	(153)
NET INCOME	$5,377	$5,038

(1)Discontinued operations have been reported retrospectively for all periods presented.

See Accompanying Notes to Consolidated Financial Statements

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Net income (loss) per common share ‑ basic
Net income per common share - continuing operations	$0.26	$0.20
Net loss per common share - discontinued operations	(0.04)	(0.01)
Net income per Common Share ‑ basic	0.22	0.20
Net income (loss) per common share ‑ diluted
Net income per common share - continuing operations	$0.26	$0.20
Net loss per common share - discontinued operations	(0.04)	(0.01)
Net income per common share ‑ diluted	0.21	0.19

(1)Discontinued operations have been reported retrospectively for all periods presented.

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net income	$5,377	$5,038
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $2,119 and ($2,137), respectively	6,353	(6,414)
Unrealized gains (losses) on available-for-sale securities, net of tax	6,353	(6,414)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $347 and ($470), respectively	1,042	(1,410)
Changes from cash flow hedges	1,042	(1,410)
Other comprehensive income (loss), net of tax	7,395	(7,824)
Comprehensive income (loss)	$12,772	$(2,786)

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Total
Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$308,425
Comprehensive income:
Net income	—	—	5,038	—	5,038
Reclassification of tax effects from AOCI	—	—	844	(844)	—
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	(6,414)	(6,414)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(1,410)	(1,410)
Total comprehensive income					(2,786)
Change in accounting principle - revenue recognition	—	—	1	—	1
Net issuance of restricted stock	(2,023)	—	—	—	—
Issuance of common stock for option exercises	22,481	325	—	—	325
Issuance of common stock for long-term incentive plan	38,841	687	—	—	687
Restricted stock activity	—	349	—	—	349
Stock-based compensation	—	58	—	—	58
Balance - March 31, 2018	25,772,208	$300,893	$18,693	$(12,527)	$307,059

Balance - December 31, 2018	25,290,419	$291,771	$42,187	$(10,305)	$323,653
Comprehensive income:
Net income	—	—	5,377	—	5,377
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	6,353	6,353
Change in unrealized gains (losses) on cash flow hedges	—	—	—	1,042	1,042
Total comprehensive income					12,772
Change in accounting principle - leases	—	—	(373)	—	(373)
Net issuance of restricted stock	60,240	—	—	—	—
Issuance of common stock for option exercises	37,922	445	—	—	445
Issuance of common stock for long-term incentive plan	35,678	655	—	—	655
Restricted stock activity	—	374	—	—	374
Stock-based compensation	—	81	—	—	81
Performance share compensation	—	95	—	—	95
Stock repurchases	(957,295)	(17,075)	—	—	(17,075)
Balance - March 31, 2019	24,466,964	$276,346	$47,191	$(2,910)	$320,627

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income from continuing operations	$6,440	$5,191
Net income (loss) from discontinued operations, net of tax	(1,063)	(153)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	814	772
Depreciation, amortization, and accretion	886	1,078
Amortization of operating lease right-of-use assets	665	—
Amortization of restricted stock and performance share compensation	469	349
Stock option compensation	81	58
Loss on disposition of premises and equipment, net	3	44
Net write downs and losses (gains) on sales of other real estate owned	—	279
Net increase in cash value of bank owned life insurance	(337)	(347)
Origination of servicing assets	(298)	(371)
Proceeds from sales of SBA loans	17,134	19,337
Net gains on sale of SBA loans	(888)	(1,113)
Changes in operating assets and liabilities -
Net change in loans held for sale	4,359	652
Net (increase) decrease in other assets	1,542	(246)
Net decrease in accrued expenses and other liabilities	(17,496)	(4,234)
Net cash provided by operating activities	12,311	21,296
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	8,193	11,622
Maturities and calls	—	65
Purchases	(311)	(30,560)
Net change in loans held for investment	(23,385)	(62,149)
Net change in assets held for sale - discontinued operations	(15,344)	18,260
(Purchases) proceeds of Federal Home Loan Bank stock, net	(58)	(6,097)
Proceeds from sales of other real estate	—	9
(Purchases) of premises and equipment, net	(173)	(3,834)
Net cash (used in) investing activities	(31,078)	(72,684)
FINANCING ACTIVITIES
Net change in deposits	(105,330)	(360,267)
Net change in liabilities to be assumed - discontinued operations	15,504	13,757
Net change in short-term borrowings	—	40,000
Proceeds from Federal Home Loan Bank advances	—	430,000
Repayments of Federal Home Loan Bank advances	—	(290,000)
Proceeds from exercise of stock options	445	325
Repurchase of common stock	(17,075)	—
Net cash (used in) financing activities	(106,456)	(166,185)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(125,223)	(217,573)
CASH AND CASH EQUIVALENTS – beginning of period	268,392	330,014
CASH AND CASH EQUIVALENTS – end of period	$143,169	$112,441

	Three Months Ended
	March 31,
SUPPLEMENTAL SCHEDULE OF CASH FLOWS	2019	2018
Interest paid	$7,818	$3,715
Income taxes paid	—	—

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
NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” Under the new guidance, leases classified as operating leases under previous GAAP must be recorded on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.”  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The amendments in these updates become effective for the Company of January 1, 2019. The impact of adoption was recording a lease liability of approximately $18.9 million in other liabilities on the Consolidated Balance Sheets, a ROU asset of approximately $14.5 million in premises and equipment, and a cumulative effect adjustment to retained earnings, net of tax, of approximately $373,000.
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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has established a CECL working group with the expertise needed to implement the guidance, and members of the working group have developed a project task plan and timeline. Progress has also been made regarding economic forecasting methods that will be utilized in the modeling process. The Company is implementing a software package supported by a third-party vendor and plans to perform parallel runs of its new methodology in 2019 prior to adoption of the ASU. Atlantic Capital is continuing to evaluate the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.
NOTE 3 – ACQUISITIONS AND DIVESTITURES
Discontinued Operations
On November 14, 2018, the Bank entered into an agreement to sell all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank (the “Branch Sale”). The sale closed on April 5, 2019. See Note 18 - Subsequent Events for more information.
The income and expenses related to these branches for the three months ended March 31, 2019 and 2018, are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations.
The following table presents results of the discontinued operations for the three months ended March 31, 2019 and 2018:

Components of Net Income from Discontinued Operations

	For the three months ended March 31,
(in thousands)	2019	2018
Net interest income	$3,125	$4,079
Provision for loan losses	—	—
Net interest income after provision for loan losses	3,125	4,079
Service charges	481	485
Mortgage income	288	304
Other income	21	32
Total noninterest income	790	821
Salaries and employee benefits	2,427	3,127
Occupancy	339	470
Equipment and software	123	201
Amortization of intangibles	247	343
Communications and data processing	389	362
Divestiture expense	1,449	—
Other noninterest expense	358	601
Total noninterest expense	5,332	5,104
Net income (loss) before provision for income taxes	(1,417)	(204)
Provision (benefit) for income taxes	(354)	(51)
Net income (loss) from discontinued operations	$(1,063)	$(153)
Assets sold and liabilities assumed by FirstBank include substantially all assets and liabilities associated with the branches sold, and were classified as held for sale on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

The following table summarizes the major categories of assets and liabilities classified as held for sale and intangibles related to discontinued operations on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

Assets and Liabilities from Discontinued Operations

(in thousands)	March 31, 2019	December 31, 2018
Cash	$4,168	$4,234
Loans held for sale - discontinued operations	384,779	373,030
Premises held for sale - discontinued operations	11,317	7,722
Goodwill - discontinued operations	4,555	4,555
Core deposit intangible	1,158	1,405
Total assets	$405,977	$390,946

Deposits to be assumed - discontinued operations	$593,264	$585,429
Securities sold under agreements to repurchase - discontinued operations	9,821	6,220
Lease liabilities - discontinued operations	4,068	—
Total liabilities	$607,153	$591,649
Net liabilities	$(201,176)	$(200,703)

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of March 31, 2019 and December 31, 2018. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
March 31, 2019	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$9,457	$—	$9,457	$(9,457)	$—	$—
Derivatives	2,383	—	2,383	—	—	2,383
Total	$11,840	$—	$11,840	$(9,457)	$—	$2,383

				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements - discontinued operations	$9,821	$—	$9,821	$(9,821)	$—	$—
Derivatives	3,142	—	3,142	(3,142)	—	—
Total	$12,963	$—	$12,963	$(12,963)	$—	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$9,457	$—	$9,457	$(9,457)	$—	$—
Derivatives	1,961	—	1,961	—	—	1,961
Total	$11,418	$—	$11,418	$(9,457)	$—	$1,961

				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements - discontinued operations	$6,220	$—	$6,220	$(6,220)	$—	$—
Derivatives	4,027	—	4,027	(4,027)	—	—
Total	$10,247	$—	$10,247	$(10,247)	$—	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at March 31, 2019 and December 31, 2018.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2019
Debt securities—
U.S. Government agencies	$27,042	$129	$(202)	$26,969
U.S. states and political divisions	92,096	280	(3,086)	89,290
Trust preferred securities	4,788	—	(213)	4,575
Corporate debt securities	12,832	20	(304)	12,548
Residential mortgage-backed securities	269,207	3,448	(3,397)	269,258
Total	$405,965	$3,877	$(7,202)	$402,640

December 31, 2018
Debt securities—
U.S. Government agencies	$27,259	$24	$(434)	$26,849
U.S. states and political divisions	91,864	40	(7,070)	84,834
Trust preferred securities	4,781	—	(381)	4,400
Corporate debt securities	12,855	—	(492)	12,363
Residential mortgage-backed securities	277,524	2,726	(6,210)	274,040
Total	$414,283	$2,790	$(14,587)	$402,486

The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$125	$125
Over 1 year through 5 years	33,237	32,966
5 years to 10 years	33,806	33,421
Over 10 years	69,590	66,870
	136,758	133,382
Residential mortgage-backed securities	269,207	269,258
Total	$405,965	$402,640

The following table summarizes available-for-sale securities in an unrealized loss position as of March 31, 2019 and December 31, 2018.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2019
U.S. Government agencies	$2,121	$(20)	$7,040	$(182)	$9,161	$(202)
U.S. states and political divisions	681	(6)	73,896	(3,080)	74,577	(3,086)
Trust preferred securities	—	—	4,575	(213)	4,575	(213)
Corporate debt securities	2,412	(3)	5,963	(301)	8,375	(304)
Residential mortgage-backed securities	16,787	(33)	168,425	(3,364)	185,212	(3,397)
Totals	$22,001	$(62)	$259,899	$(7,140)	$281,900	$(7,202)
December 31, 2018
U.S. Government agencies	$1,487	$(19)	$21,849	$(415)	$23,336	$(434)
U.S. states and political divisions	2,351	(54)	75,234	(7,016)	77,585	(7,070)
Trust preferred securities	—	—	4,400	(381)	4,400	(381)
Corporate debt securities	6,009	(60)	6,354	(432)	12,363	(492)
Residential mortgage-backed securities	30,938	(152)	196,745	(6,058)	227,683	(6,210)
Totals	$40,785	$(285)	$304,582	$(14,302)	$345,367	$(14,587)
At March 31, 2019, there were 238 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2019 and December 31, 2018 were attributable to changes in interest rates.
Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and internal and external analyst reviews. No impairment charges on securities available-for-sale were recognized during the three months ended March 31, 2019 or 2018.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. No securities were sold during the three months ended March 31, 2019 and 2018.
Investment securities with a carrying value of $73.9 million and $65.3 million were pledged to secure public funds and other borrowings at March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019 and December 31, 2018, Atlantic Capital had investments with a carrying value of $4.6 million and $4.4 million, respectively, in Small Business Investment Companies (“SBICs”) where Atlantic Capital is the limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the second quarter of 2018, the Company recorded impairment in the amount of $228,000 on these SBICs. The impairment resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of March 31, 2019 and December 31, 2018, is summarized below.

	March 31, 2019	December 31, 2018
	(in thousands)
Loans held for sale
Loans held for sale - discontinued operations	$384,779	$373,030
Loans held for sale	1,530	5,889
Total loans held for sale	$386,309	$378,919

Loans held for investment
Commercial loans:
Commercial and industrial	$679,489	$645,374
Commercial real estate	742,961	794,828
Construction and land	173,885	156,232
Mortgage warehouse participations	22,267	27,967
Total commercial loans	1,618,602	1,624,401
Residential:
Residential mortgages	32,915	32,800
Home equity	23,171	22,822
Total residential loans	56,086	55,622
Consumer	35,203	25,851
Other	26,663	24,712
Total loans	1,736,554	1,730,586
Less net deferred fees and other unearned income	(1,997)	(2,513)
Less allowance for loan losses	(18,107)	(17,851)
Loans held for investment, net	$1,716,450	$1,710,222
At March 31, 2019 and December 31, 2018, loans with a carrying value of $822.2 million and $752.7 million, respectively, were pledged as collateral to secure Federal Home Loan Bank of Atlanta (“FHLB”) advances and the Federal Reserve discount window.
At December 31, 2018, PCI loans were designated as held for sale for the Branch Sale. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30 for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Balance at beginning of period	$—	$2,316
Accretion	—	(298)
Reclassification of nonaccretable discount due to change in expected cash flows	—	96
Other changes, net	—	295
Balance at end of period	$—	$2,409

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At March 31, 2019, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $3.3 million compared to $3.6 million at December 31, 2018.

The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio as of the end of the period. It is comprised of specific reserves for impaired loans and a general allowance for pools of loans with similar characteristics not individually evaluated. The allowance is regularly evaluated to maintain an adequate level to absorb probable current inherent losses in the loan portfolio. Factors contributing to the determination of the allowance include the credit worthiness of the borrower, changes in the value of pledged collateral, and general economic conditions. Most loan commitments rated substandard or worse are specifically reviewed for loss potential. For loans deemed to be impaired, a specific allocation is assigned based on the losses expected to be realized from those loans.
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2019 and 2018.

	2019				2018
Three Months Ended March 31,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$17,322	$292	$237	$17,851	$18,267	$802	$275	$19,344
Provision for loan losses	607	156	51	814	637	154	(19)	772
Loans charged-off	(549)	(9)	(37)	(595)	(126)	(128)	(3)	(257)
Recoveries	17	8	12	37	19	—	7	26
Total ending allowance balance	$17,397	$447	$263	$18,107	$18,797	$828	$260	$19,885
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
Atlantic Capital’s policy is to place loans on nonaccrual status, when, in the opinion of management, the principal and interest on a loan are not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not both well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of March 31, 2019 and December 31, 2018.

March 31, 2019	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$392	$267	$—	$659
Collectively evaluated for impairment	17,005	180	263	17,448
Total ending allowance balance	$17,397	$447	$263	$18,107

Loans:
Loans individually evaluated for impairment	$14,917	$519	$—	$15,436
Loans collectively evaluated for impairment	1,603,685	55,567	61,866	1,721,118
Total ending loans balance	$1,618,602	$56,086	$61,866	$1,736,554

December 31, 2018	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$317	$—	$—	$317
Collectively evaluated for impairment	17,005	292	237	17,534
Total ending allowance balance	$17,322	$292	$237	$17,851

Loans:
Loans individually evaluated for impairment	$10,273	$161	$—	$10,434
Loans collectively evaluated for impairment	1,614,128	55,461	50,563	1,720,152
Total ending loans balance	$1,624,401	$55,622	$50,563	$1,730,586

The following table presents information on Atlantic Capital’s impaired loans for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019					2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$7,176	$7,176	$—	$7,218	$41	$1,035	$972	$—	$973	$13
Commercial real estate	1,790	1,627	—	1,646	—	1,755	1,592	—	1,592	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	202	156	—	159	—	228	183	—	184	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$9,168	$8,959	$—	$9,023	$41	$3,018	$2,747	$—	$2,749	$13
Impaired loans with an allowance recorded:
Commercial and industrial	$1,321	$1,321	$191	$1,321	$—	$3,643	$3,643	$168	$3,691	$46
Commercial real estate	4,793	4,793	201	4,793	60	524	524	108	544	6
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	363	363	267	363	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$6,477	$6,477	$659	$6,477	$60	$4,167	$4,167	$276	$4,235	$52
Total impaired loans	$15,645	$15,436	$659	$15,500	$101	$7,185	$6,914	$276	$6,984	$65

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of March 31, 2019 and December 31, 2018, the Company had a recorded investment in TDRs of $9.0 million and $8.2 million, respectively. The Company had commitments to lend additional funds of $0 and $28,000 on loans modified as TDRs, as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company granted payment deferrals on four SBA loans, three classified as commercial and industrial and one classified as commercial real estate, resulting in their reclassification as TDRs. During the same period, the Company granted an interest only forbearance on one commercial real estate loan to allow time for the pledged collateral to sell. This concession resulted in the reclassification of this loan as a TDR.
The Company did not modify any loans as TDRs during the three months ended March 31, 2018. Loans, by portfolio class, modified as TDRs during the three months ended March 31, 2019 are as follows.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
March 31, 2019
Commercial and industrial	3	$853	$853
Commercial real estate	2	926	926
Total	5	$1,779	$1,779
The Company did not forgive any principal on TDRs during the three month periods ended March 31, 2019 and 2018, and there were no subsequent defaults of previously identified TDRs.
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

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows. Total loans includes loans held for sale - discontinued operations.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
March 31, 2019
Commercial and industrial	$713,293	$5,526	$20,163	$6,868	$73	$745,923
Commercial real estate	895,685	4,305	14,582	375	1,605	916,552
Construction and land	188,227	35	17	—	—	188,279
Residential mortgages	122,251	996	1,116	879	272	125,514
Home equity	52,433	92	1,162	90	—	53,777
Mortgage warehouse	22,267	—	—	—	—	22,267
Consumer/Other	68,766	65	16	174	—	69,021
Total loans	$2,062,922	$11,019	$37,056	$8,386	$1,950	$2,121,333

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2018
Commercial and industrial	$671,992	$6,802	$22,777	$832	$—	$702,403
Commercial real estate	946,612	4,754	14,914	126	1,647	968,053
Construction and land	169,687	40	25	—	—	169,752
Residential mortgages	118,265	1,119	1,441	1,138	281	122,244
Home equity	54,707	92	294	499	—	55,592
Mortgage warehouse	22,192	5,775	—	—	—	27,967
Consumer/Other	57,268	66	97	174	—	57,605
Total loans	$2,040,723	$18,648	$39,548	$2,769	$1,928	$2,103,616

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loans. Total loans includes loans held for sale - discontinued operations.

	As of March 31, 2019
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$736,383	$2,599	$—	$6,941	$745,923
Commercial real estate	913,231	1,341	—	1,980	916,552
Construction and land	188,058	221	—	—	188,279
Residential mortgages	123,821	542	—	1,151	125,514
Home equity	53,687	—	—	90	53,777
Mortgage warehouse	22,267	—	—	—	22,267
Consumer	68,373	474	—	174	69,021
Total Loans	$2,105,820	$5,177	$—	$10,336	$2,121,333

	As of December 31, 2018
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$692,308	$8,785	$478	$832	$702,403
Commercial real estate	963,579	2,701	—	1,773	968,053
Construction and land	169,752	—	—	—	169,752
Residential mortgages	119,932	893	—	1,419	122,244
Home equity	54,714	379	—	499	55,592
Mortgage warehouse	27,967	—	—	—	27,967
Consumer	57,371	59	1	174	57,605
Total Loans	$2,085,623	$12,817	$479	$4,697	$2,103,616

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill and other intangible assets as of March 31, 2019 and December 31, 2018 is summarized below:

	March 31,	December 31,
	2019	2018
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(6,100)	(5,853)
Less: impairment to-date related to divested branches	(2,286)	(2,286)
Core deposit intangible, net - discontinued operations	1,158	1,405
Servicing assets, net	3,083	2,983
Total intangibles subject to amortization, net	4,241	4,388
Goodwill - discontinued operations	4,555	4,555
Goodwill - continuing operations	17,135	17,135
Total goodwill and other intangible assets, net	$25,931	$26,078

Goodwill impairment in the amount of $69,000 related to the sale of the trust business was recorded during the second quarter of 2018. There were no goodwill impairment charges recorded in the three months ended March 31, 2019 or the three months ended March 31, 2018. The following table presents activity for goodwill and other intangible assets:

	For the Three Months Ended March 31,
	Goodwill	Core Deposit Intangible	Total
	(in thousands)
2019
Balance, beginning of period	$21,690	$1,405	$23,095
Amortization	—	(247)	(247)
Balance, end of period	$21,690	$1,158	$22,848

2018
Balance, beginning of period	$21,759	$2,634	$24,393
Amortization	—	(343)	(343)
Balance, end of period	$21,759	$2,291	$24,050

The amortization expense for core deposit intangible for the three months ended March 31, 2019 and 2018 was $247,000 and $343,000, respectively, which was recognized in noninterest expense. There were no events or circumstances that led management to believe that any impairment existed at March 31, 2019 in Atlantic Capital’s other intangible assets.

NOTE 8 – SERVICING ASSETS
SBA Servicing Assets
SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in goodwill and intangible assets, net on the Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the balance of SBA loans sold and serviced by Atlantic Capital totaled $173.2 million and $161.5 million, respectively.
Changes in the balance of servicing assets for the three months ended March 31, 2019 and 2018 are presented in the following table.

	Three months ended March 31,
SBA Loan Servicing Assets	2019	2018
	(in thousands)
Beginning carrying value, net	$2,539	$2,635
Additions	298	371
Amortization	(160)	(134)
Impairment	—	—
Ending carrying value	$2,677	$2,872
At March 31, 2019 and December 31, 2018, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	March 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value of retained servicing assets	$2,824	$2,630
Weighted average life	4.54 years	4.83 years
Prepayment speed:	12.87%	11.92%
Decline in fair value due to a 10% adverse change	$(133)	$(131)
Decline in fair value due to a 20% adverse change	$(230)	$(223)
Weighted average discount rate	14.32%	14.42%
Decline in fair value due to a 100 bps adverse change	$(95)	$(101)
Decline in fair value due to a 200 bps adverse change	$(158)	$(165)
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

TriNet Servicing Assets
Changes in the balance of TriNet servicing assets for the three months ended March 31, 2019 and 2018 are presented in the following table.

	Three months ended March 31,
TriNet Servicing Assets	2019	2018
	(in thousands)
Beginning carrying value, net	$444	$605
Additions	—	—
Amortization	(38)	(42)
Impairment	—	—
Ending carrying value	$406	$563
At March 31, 2019 and December 31, 2018, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	March 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value of retained servicing assets	$499	$515
Weighted average life	6.26 years	6.48 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(7)	$(7)
Decline in fair value due to a 20% adverse change	$(13)	$(14)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(12)	$(13)
Decline in fair value due to a 200 bps adverse change	$(23)	$(25)
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

	For the Three Months Ended
	March 31, 2019
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(13,743)	$3,438	$(10,305)
Unrealized net gains (losses) on investment securities available-for-sale	8,472	(2,119)	6,353
Reclassification adjustment for net realized losses on investment securities available-for-sale	—	—	—
Unrealized net gains (losses) on derivatives	1,389	(347)	1,042
Accumulated other comprehensive income (loss) end of period	$(3,882)	$972	$(2,910)

	For the Three Months Ended
	March 31, 2018
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(6,274)	$2,415	$(3,859)
Reclassification of tax effects from AOCI	—	(844)	(844)
Unrealized net gains (losses) on investment securities available-for-sale	(8,551)	2,137	(6,414)
Reclassification adjustment for net realized losses on investment securities available-for-sale	—	—	—
Unrealized net gains (losses) on derivatives	(1,880)	470	(1,410)
Accumulated other comprehensive income (loss) end of period	$(16,705)	$4,178	$(12,527)

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
The following table represents the earnings per share calculations for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
(in thousands, except share and per share amounts)
Net income from continuing operations	$6,440	$5,191
Net income (loss) from discontinued operations	(1,063)	(153)
Net income available to common shareholders	$5,377	$5,038

Weighted average shares outstanding
Basic (1)	24,855,171	25,750,824
Effect of dilutive securities:
Stock options, warrants and performance share awards	164,213	194,949
Diluted	25,019,384	25,945,773

Net income (loss) per common share - basic
Net income per common share - continuing operations	$0.26	$0.20
Net loss per common share - discontinued operations	(0.04)	(0.01)
Net income per common share - basic	0.22	0.20
Net income (loss) per common share - diluted
Net income per common share - continuing operations	$0.26	$0.20
Net loss per common share - discontinued operations	(0.04)	(0.01)
Net income per common share - diluted	0.21	0.19
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options outstanding of 244 at March 31, 2019 and 432 at March 31, 2018 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. At March 31, 2019, 24,466,964 shares of common stock were issued and outstanding. At December 31, 2018, 25,290,419 shares of common stock were issued and outstanding.
The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank did not pay any dividends to Atlantic Capital during the three months ended March 31, 2019 or 2018. During the fourth quarter of 2018, the Bank paid a dividend totaling $30.0 million. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.
On November 14, 2018, the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock. The timing and amounts of any repurchases depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. Atlantic Capital repurchased 957,295 shares during the three months ended March 31, 2019 for a total of $17.1 million.

NOTE 11 – DERIVATIVES AND HEDGING
Risk Management
Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.
Cash Flow Hedges
At March 31, 2019, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2019 and December 31, 2018, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $100.0 million.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three months ended March 31, 2019 and 2018. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $300,000 will be reclassified as a decrease to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income. At March 31, 2019 and December 31, 2018, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $106.1 million and $109.5 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At March 31, 2019 and December 31, 2018, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $5.3 million and $5.1 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At March 31, 2019 and December 31, 2018, Atlantic Capital had credit risk participation agreements with a notional amount of $9.1 million and $9.5 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of March 31, 2019 and December 31, 2018:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		March 31, 2019		December 31, 2018
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other liabilities	$100,000	$611	$100,000	$2,029

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		March 31, 2019		December 31, 2018
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$53,066	$606	$54,760	$756
Zero premium collar	Other assets	82,695	1,777	83,385	1,205
		$135,761	$2,383	$138,145	$1,961

Dealer offsets to customer swap positions	Other liabilities	$53,066	$644	$54,760	$770
Dealer offset to zero premium collar	Other liabilities	82,695	1,884	83,385	1,226
Credit risk participation	Other liabilities	9,063	3	9,532	2
		$144,824	$2,531	$147,677	$1,998
The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018.

Derivatives not designated as hedging instruments under ASC 815

(in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2019	2018
Interest rate products	Other income / (expense)	$(110)	$108
Other contracts	Other income / (expense)	(1)	3
Total		$(111)	$111

Fee income	Other income / (expense)	$—	$3
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three months ended March 31, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2019	2018	Location	2019	2018
Interest rate swaps	$1,268	$(1,778)	Interest income	$(121)	$102

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT
There were no Federal Home Loan Bank borrowings outstanding as of March 31, 2019 and December 31, 2018. Interest expense for FHLB borrowings for the three months ended March 31, 2019 and 2018 was $0 and $509,000, respectively.
At March 31, 2019, the Company had available line of credit commitments with the FHLB totaling $886.6 million, with no outstanding FHLB advances. However, based on actual collateral pledged, $178.8 million was available. At March 31, 2019, the Company had an available line of credit based on the collateral available of $473.2 million with the Federal Reserve Bank of Atlanta. Interest expense on federal funds purchased for the three months ended March 31, 2019 and 2018 totaled $118,000 and $79,000, respectively.
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
Subordinated debt is summarized as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	254	296
Subordinated debt, net	$49,746	$49,704
All subordinated debt outstanding at March 31, 2019 matures after more than five years.
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
As of March 31, 2019, approximately 3,308,000 additional awards were available to be granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Risk‑free interest rate	2.27%	1.66%
Expected term in years	1.82	0.25
Expected stock price volatility	26.8%	24.2%
Dividend yield	—%	—%
The following table represents stock option activity for the three months ended March 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	442,454	$12.02
Granted/modified(1)	5,000	10.00
Exercised	(40,040)	11.36
Forfeited(1)	(5,000)	10.00
Expired	—	—
Outstanding, March 31, 2019	402,414	$12.08	3.83	$2,341

Exercisable, March 31, 2019	356,414	$11.72	3.46	$2,203

(1) During the three months ended March 31, 2019, the Company modified options for 5,000 shares. The modifications are included as shares granted/modified and as shares forfeited in this table.
Atlantic Capital recognized compensation expense relating to stock options of $81,000 and $58,000 for the three months ended March 31, 2019 and 2018, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. In April 2018, the Company granted performance share awards to members of executive management under Atlantic Capital’s Long Term Incentive Plan (“LTIP”). The Company also granted restricted stock awards to certain employees and directors in 2019 under the 2015 Stock Incentive Plan.
The following table represents restricted stock and performance share award activity for the three months ended March 31, 2019:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	272,695	$18.09
Granted/modified(1)	104,350	20.03
Exercised	(5,929)	13.32
Forfeited(1)	(2,882)	17.89
Outstanding, March 31, 2019	368,234	$18.72

(1) During the three months ended March 31, 2019, the Company modified 1,561 restricted stock awards. The modifications are included as shares granted/modified and as shares forfeited in this table.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards is based on the fair value of Atlantic Capital’s stock at the grant date adjusted for market conditions, as well as the subsequent achievement of performance conditions over the vesting period. The value of restricted stock and performance share grants that are expected to vest is amortized into expense over the vesting period. For the three months ended March 31, 2019 and 2018, compensation expense of $491,000 and $401,000, respectively, was recognized related to restricted stock and performance share awards.
As of March 31, 2019, there was $3.3 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.45 years.
During the three months ended March 31, 2019, the Company modified options for 5,000 shares and 1,561 restricted stock awards to one individual. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $28,000 for the three months ended March 31, 2019.
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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three months ended March 31, 2019 and 2018.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

	Fair Value Measurements at March 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$26,969	$—	$26,969
U.S. states and political subdivisions	—	89,290	—	89,290
Trust preferred securities	—	4,575	—	4,575
Corporate debt securities	—	12,548	—	12,548
Mortgage-backed securities	—	269,258	—	269,258
Total securities available-for-sale	$—	$402,640	$—	$402,640
Interest rate derivative assets	$—	$2,383	$—	$2,383
Interest rate derivative liabilities	$—	$3,142	$—	$3,142

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$26,849	$—	$26,849
U.S. states and political subdivisions	—	84,834	—	84,834
Trust preferred securities	—	4,400	—	4,400
Corporate debt securities	—	12,363	—	12,363
Mortgage-backed securities	—	274,040	—	274,040
Total securities available-for-sale	$—	$402,486	$—	$402,486
Interest rate derivative assets	$—	$1,961	$—	$1,961
Interest rate derivative liabilities	$—	$4,027	$—	$4,027

For the three months ended March 31, 2019 and 2018, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

March 31, 2019	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$2,085	$2,085

December 31, 2018	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$1,836	$1,836
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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at March 31, 2019 and December 31, 2018.

	Fair Value Measurements at March 31, 2019 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$36,992	$36,992	$—	$—
Interest bearing deposits in banks	76,720	76,720	—	—
Other short-term investments	29,457	29,457	—	—
Total securities available-for-sale	402,640	—	402,640	—
FHLB stock	2,680	—	—	2,680
Federal Reserve Bank stock	9,906	—	—	9,906
Loans held for investment, net	1,716,450	—	—	1,777,360
Loans held for sale	1,530	—	1,530	—
Loans held for sale - discontinued operations	384,779	—	384,779	—
Derivative assets	2,383	—	2,383	—
Financial liabilities
Deposits	$1,847,184	$—	$1,728,417	$—
Deposits to be assumed - discontinued operations	593,264	—	593,264	—
Securities sold under agreements to repurchase - discontinued operations	9,821	9,821	—	—
Subordinated debt	49,746	—	49,315	—
Derivative financial instruments	3,142	—	3,142	—

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$42,895	$42,895	$—	$—
Interest-bearing deposits in other banks	216,040	216,040	—	—
Other short-term investments	9,457	9,457	—	—
Total securities available-for-sale	402,486	—	402,486	—
FHLB stock	2,622	—	—	2,622
Federal Reserve Bank stock	9,906	—	—	9,906
Loans held for investment, net	1,710,222	—	—	1,740,438
Loans held for sale	5,889	—	5,889	—
Loans held for sale - discontinued operations	373,030	—	373,030	—
Derivative assets	1,961	—	1,961	—
Financial liabilities
Deposits	$1,952,514	$—	$1,830,673	$—
Deposits to be assumed - discontinued operations	585,429	—	585,429	—
Securities sold under agreements to repurchase - discontinued operations	6,220	6,220	—	—
Subordinated debt	49,704	—	48,960	—
Derivative financial instruments	4,027	—	4,027	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$681,818	$715,591
Standby letters of credit	11,518	15,650
	$693,336	$731,241

Minimum lease payments	$21,493	$22,014
The Company also had commitments related to investments in SBICs totaling $2.9 million and $3.2 million at March 31, 2019 and December 31, 2018, respectively.
From time to time, Atlantic Capital, in the normal course of business, is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Although it is not possible to predict the outcome of these lawsuits, or the range of any possible loss, management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising from these lawsuits will have a material adverse effect on Atlantic Capital’s financial position or results of operations.
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

Service Charges on Deposit Accounts
Service charges represent general service fees for monthly account maintenance and activity, or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed, such as a wire transfer or ATM withdrawal. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Deposit account analysis fees and charges	$546	$486
ATM fees	47	50
NSF fees	14	38
Wire fees	110	91
Foreign exchange fees	73	37
Other	4	5
Total service charges - continuing operations	794	707
Service charges - discontinued operations	481	485
Total service charges	$1,275	$1,192
Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. During the second quarter of 2018, Atlantic Capital sold its trust business, Southeastern Trust Company. The following table presents trust income by type of service provided for the three months ended March 31, 2018:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Personal trust and agency accounts	$—	$313
Employee benefit and retirement-related trust and agency accounts	—	60
Investment management and investment advisory agency accounts	—	107
Custody and safekeeping accounts	—	13
Other	—	25
	$—	$518
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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.
NOTE 17 – LEASES
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in premises and equipment and other liabilities, respectively, on the Consolidated Balance Sheets. The Company does not currently have any significant finance leases in which it is the lessee.
Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the Consolidated Statements of Income.
The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of March 31, 2019, operating lease ROU assets and liabilities were $13.8 million and $18.4 million, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets.  Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component.
The table below summarizes the Company’s net lease cost:

Three Months Ended
March 31, 2019
(in thousands)
Operating lease cost	$665
Short-term lease cost	14
Sublease income	(74)
Net lease cost	$605

The tables below summarize other information related to the Company’s operating leases:

Three Months Ended
March 31, 2019
(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$521
Right-of-use assets obtained in exchange for new finance lease liabilities	14,491

March 31, 2019
Weighted-average remaining lease term - operating leases	8.6 years

Weighted-average discount rate - operating leases	3.25%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2019
Twelve Months Ended:	(in thousands)
March 31, 2020	$2,928
March 31, 2021	2,658
March 31, 2022	2,627
March 31, 2023	2,600
March 31, 2024	2,006
Thereafter	8,674
Total future minimum lease payments	21,493
Less: Interest	(3,117)
Present value of net future minimum lease payments	$18,376
On April 5, 2019, Atlantic Capital completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches. Eight of these properties were owned by Atlantic Capital and six were leased. The Company’s ROU asset and lease liability will be reduced during the second quarter of 2019 by $3.6 million and $4.1 million, respectively, as a result of this divestiture.
NOTE 18 – SUBSEQUENT EVENTS
On April 5, 2019, the Bank completed the sale of all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank.  FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans.  FirstBank paid a deposit premium equal to 6.25% of the balance of assumed deposits, less a discount of 0.68% of purchased loans.

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

•
risks associated with increased geographic concentration, borrower concentration and concentration in commercial real estate and commercial and industrial loans resulting from our exit of the Tennessee and northwest Georgia markets and our strategic realignment;

•	changes in asset quality and credit risk;

•	the cost and availability of capital;

•	customer acceptance of our products and services;

•	customer borrowing, repayment, investment and deposit practices;

•	the introduction, withdrawal, success and timing of business initiatives;

•	the impact, extent, and timing of technological changes;

•	severe catastrophic events in our geographic area;

•	a weakening of the economies in which we conduct operations may adversely affect our operating results;

•	the U.S. legal and regulatory framework could adversely affect the operating results of the Company;

•	the interest rate environment may compress margins and adversely affect net interest income;

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

•
other risks and factors identified in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2019 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors.”

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
Non-GAAP Financial Measures.
This Form 10-Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Atlantic Capital management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin; (iv) taxable equivalent net interest income from continuing operations; (v) net interest income after provision for loan losses-taxable equivalent; (vi) income before income taxes-taxable equivalent; and (vii) income tax expense-taxable equivalent. Management uses these non-GAAP financial measures because it believes they provide a greater understanding of ongoing performance and operations, enhance comparability with prior periods, and provide users of our financial information with a meaningful measure for assessing our financial results and credit trends. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as an alternative to any measure of performance or financial condition as determined in accordance with GAAP. In addition, non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures presented by other companies. Investors should consider Atlantic Capital’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. A reconciliation of these non-GAAP financial measures to GAAP financial measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
On April 5, 2019, the Bank completed the previously disclosed sale of all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank (the “Branch Sale”). In connection with the Branch Sale, FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans. FirstBank paid a deposit premium equal to 6.25% of the balance of assumed deposits, less a discount of 0.68% of purchased loans.
Atlantic Capital reported net income from continuing operations of $6.4 million for the first quarter of 2019 compared to net income from continuing operations of $5.2 million for the first quarter of 2018. Diluted income per common share from continuing operations was $0.26 for the first quarter of 2019, compared to $0.20 for the same period in 2018.
The increase in net income from continuing operations for the three months ended March 31, 2019, compared to the same period in 2018, was primarily attributable to a $3.0 million, or 17%, increase in net interest income before provision for loan losses, partially offset by an $826,000, or 26%, decrease in noninterest income from continuing operations.
Taxable equivalent net interest income from continuing operations was $20.5 million for the first quarter of 2019, compared to $17.5 million for the first quarter of 2018. Taxable equivalent net interest margin from continuing operations increased to 3.74% for the three months ended March 31, 2019 from 3.39% for the three months ended March 31, 2018. The margin increase was primarily due to increases in the Federal Funds rate.
Provision for loan losses for the quarter ended March 31, 2019 totaled $814,000, an increase of $42,000, or 5%, from the quarter ended March 31, 2018. The increase was primarily related to an increase in specific reserve impairments as well as an increase in net charge-offs.
Noninterest income from continuing operations decreased $826,000, or 26%, to $2.3 million from the first quarter of 2018. The decrease was primarily due to a $518,000, or 100%, decrease in trust income due to the sale of the trust business in the second quarter of 2018. Income from SBA lending activities also decreased $216,000, or 17%, due to decreases in loan balances sold and premiums received.
For the first quarter of 2019, noninterest expense from continuing operations increased $507,000, or 4%, to $13.8 million compared to the first quarter of 2018. The most significant component of the increase was a $263,000, or 3%, increase in salaries and employee benefits primarily related to an increase in long term incentive expense, medical insurance expense, and an increase in 401(k) matching costs. In 2019, the Company increased its 401(k) employer match from 3% to 5%.

Table 1 - Quarterly Selected Financial Data(1)
(dollars in thousands, except share and per share data; taxable equivalent)

	2019	2018
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY(1)
Interest income(2)	$26,297	$26,725	$24,114	$22,934	$21,382
Interest expense	5,773	5,560	4,720	4,392	3,841
Net interest income	20,524	21,165	19,394	18,542	17,541
Provision for loan losses	814	502	845	(173)	772
Net interest income after provision for loan losses	19,710	20,663	18,549	18,715	16,769
Noninterest income	2,336	164	2,255	4,466	3,162
Noninterest expense	13,795	12,208	11,872	12,623	13,288
Income from continuing operations before income taxes	8,251	8,619	8,932	10,558	6,643
Income tax expense	1,811	1,136	1,934	2,180	1,452
Net income from continuing operations	6,440	7,483	6,998	8,378	5,191
Income (loss) from discontinued operations, net of tax	(1,063)	1,347	(485)	(227)	(153)
Net income	$5,377	$8,830	$6,513	$8,151	$5,038

PER SHARE DATA
Basic earnings (loss) per share - continuing operations	$0.26	$0.29	$0.27	$0.32	$0.20
Basic earnings (loss) per share - discontinued operations	(0.04)	0.05	(0.02)	(0.01)	(0.01)
Basic earnings (loss) per share	0.22	0.34	0.25	0.31	0.20

Diluted earnings (loss) per share - continuing operations	$0.26	$0.29	$0.27	$0.32	$0.20
Diluted earnings (loss) per share - discontinued operations	(0.04)	0.05	(0.02)	(0.01)	(0.01)
Diluted earnings (loss) per share	0.21	0.34	0.25	0.31	0.19

PERFORMANCE MEASURES
Return on average equity	6.80%	10.90%	8.07%	10.46%	6.66%
Return on average assets	0.77	1.21	0.92	1.20	0.76
Taxable equivalent net interest margin - continuing operations	3.74	3.66	3.48	3.51	3.39
Efficiency ratio - continuing operations	60.61	57.50	55.09	55.10	64.50
Equity to assets	11.23	10.95	11.11	11.77	11.29

ASSET QUALITY
Allowance for loan losses to loans held for investment(3)	1.04%	1.03%	1.00%	1.01%	1.01%
Net charge-offs	$558	$(3)	$(15)	$129	$231
Net charge-offs to average loans(4)	0.11%	—%	—%	0.03%	0.05%
NPAs to total assets	0.40	0.20	0.13	0.14	0.13

AVERAGE BALANCES
Total loans	$2,089,465	$2,076,853	$1,963,817	$1,927,063	$1,938,953
Investment securities	400,101	450,465	461,348	454,634	453,917
Total assets	2,829,072	2,891,327	2,805,740	2,718,071	2,704,822
Deposits	2,387,104	2,380,861	2,254,072	2,135,825	2,153,885
Shareholders’ equity	320,812	321,348	320,090	312,543	306,821
Number of common shares - basic	24,855,171	25,919,445	26,103,397	26,010,914	25,750,824
Number of common shares - diluted	25,019,384	26,043,799	26,254,772	26,200,026	25,945,773

AT PERIOD END
Total loans	$2,120,866	$2,106,992	$2,040,320	$1,935,923	$1,960,256
Investment securities	402,640	402,486	465,756	453,968	458,730
Total assets	2,855,887	2,955,440	2,882,721	2,690,674	2,718,665
Deposits	2,440,448	2,544,163	2,379,824	2,066,587	2,096,300
Shareholders’ equity	320,627	323,653	320,237	316,770	307,059
Number of common shares outstanding	24,466,964	25,290,419	26,103,666	26,102,217	25,772,208

(1) On April 5, 2019, Atlantic Capital completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches subsequently sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for periods presented prior to December 31, 2018. (2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate. (3) The first quarter 2019 and fourth quarter 2018 ratios are calculated on a continuing operations basis. Prior period ratios have not been retroactively adjusted for the impact of discontinued operations. (4) Annualized.

Non-GAAP Performance Measures Reconciliation
(dollars in thousands)
	2019	2018
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Taxable equivalent interest income reconciliation
Interest income - GAAP	$26,197	$26,628	$24,017	$22,836	$21,279
Taxable equivalent adjustment	100	97	97	98	103
Interest income - taxable equivalent	$26,297	$26,725	$24,114	$22,934	$21,382

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$20,424	$21,068	$19,297	$18,444	$17,438
Taxable equivalent adjustment	100	97	97	98	103
Net interest income - taxable equivalent	$20,524	$21,165	$19,394	$18,542	$17,541

Taxable equivalent net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$19,610	$20,566	$18,452	$18,617	$16,666
Taxable equivalent adjustment	100	97	97	98	103
Net interest income after provision for loan losses - taxable equivalent	$19,710	$20,663	$18,549	$18,715	$16,769

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$8,151	$8,522	$8,835	$10,460	$6,540
Taxable equivalent adjustment	100	97	97	98	103
Income before income taxes - taxable equivalent	$8,251	$8,619	$8,932	$10,558	$6,643

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$1,711	$1,039	$1,837	$2,082	$1,349
Taxable equivalent adjustment	100	97	97	98	103
Income tax expense - taxable equivalent	$1,811	$1,136	$1,934	$2,180	$1,452

Taxable equivalent net interest margin reconciliation - continuing operations
Net interest margin - GAAP - continuing operations	3.72%	3.64%	3.46%	3.49%	3.37%
Impact of taxable equivalent adjustment	0.02	0.02	0.02	0.02	0.02
Net interest margin - taxable equivalent - continuing operations	3.74%	3.66%	3.48%	3.51%	3.39%

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.66%	3.60%	3.45%	3.52%	3.49%
Impact of taxable equivalent adjustment	0.02	0.02	0.02	0.02	0.02
Net interest margin - taxable equivalent	3.68%	3.62%	3.47%	3.54%	3.51%

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income from continuing operations for the first quarter of 2019 totaled $20.5 million, a $3.0 million, or 17%, increase compared to the first quarter of 2018. This increase was primarily driven by a $4.9 million, or 23%, increase in taxable equivalent interest income from continuing operations. Net accretion income on the acquired loans discount totaled $115,000 for the three months ended March 31, 2019, compared to $448,000 for the same period in 2018.
The change in taxable equivalent interest income primarily resulted from the following:

•	a $4.8 million, or 27%, increase in interest income on loans, resulting from increases in the Federal Funds rate and an increase in average loan balances; and

•	a $66,000 increase to $463,000 in interest income on deposits in other banks, resulting from increases in the Federal Funds rate.
Atlantic Capital expects net interest income from continuing operations in future periods to be negatively impacted as a result of the $166 million in cash paid to the buyer at the closing of the branch sale. The Company anticipates restructuring the balance sheet following the transaction with a combination of excess cash, proceeds from sold securities, FHLB borrowings and brokered deposits.
Interest expense from continuing operations for the three months ended March 31, 2019 totaled $5.8 million, a $1.9 million, or 50%, increase from the same period of 2018. The rate paid on interest bearing liabilities increased 59 basis points from the first quarter of 2018 to the first quarter of 2019, driven by an increase in interest rates on deposits and other borrowings resulting from increases in the Federal Funds rate.
Taxable equivalent net interest margin from continuing operations increased to 3.74% for the three months ended March 31, 2019 compared to 3.39% for the three months ended March 31, 2018. The primary reason for the increase in taxable equivalent net interest margin from continuing operations for the three months ended March 31, 2019 compared to March 31, 2018 was higher interest rates on loans resulting from Federal Funds rate increases.

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

Table 2 - Average Balance Sheets and Net Interest Analysis
(dollars in thousands; taxable equivalent)
	Three months ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$92,168	$463	2.04%	$78,207	$397	2.06%
Other short-term investments	11,680	86	2.99	10,346	63	2.47
Investment securities:
Taxable investment securities	320,089	2,113	2.68	375,771	2,116	2.28
Non-taxable investment securities(1)	80,012	618	3.13	78,146	579	3.00
Total investment securities	400,101	2,731	2.77	453,917	2,695	2.41
Loans - continuing operations	1,707,682	22,752	5.40	1,536,636	17,972	4.74
FHLB and FRB stock	12,528	265	8.58	17,895	255	5.78
Total interest-earning assets - continuing operations	2,224,159	26,297	4.80	2,097,001	21,382	4.14
Loans held for sale - discontinued operations	381,783	4,541	4.82	402,317	4,703	4.74
Total interest-earning assets	2,605,942	30,838	4.80	2,499,318	26,085	4.23
Non-earning assets	223,130			205,504
Total assets	$2,829,072			$2,704,822
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,124,350	4,255	1.53	934,415	1,917	0.83
Time deposits	12,847	38	1.20	9,800	28	1.16
Brokered deposits	81,141	538	2.69	117,787	479	1.65
Total interest-bearing deposits	1,218,338	4,831	1.61	1,062,002	2,424	0.93
Total borrowings	18,056	118	2.65	151,946	588	1.57
Total long-term debt	49,719	824	6.72	49,550	829	6.79
Total interest-bearing liabilities - continuing operations	1,286,113	5,773	1.82	1,263,498	3,841	1.23
Interest-bearing liabilities - discontinued operations	473,090	1,416	1.21	458,029	624	0.55
Total interest-bearing liabilities	1,759,203	7,189	1.66	1,721,527	4,465	1.05
Demand deposits	575,453			502,829
Demand deposits - discontinued operations	128,977			135,901
Other liabilities	44,627			37,744
Shareholders' equity	320,812			306,821
Total liabilities and shareholders' equity	$2,829,072			$2,704,822
Net interest spread - continuing operations			2.98%			2.91%
Net interest income and net interest margin - continuing operations(2)		$20,524	3.74%		$17,541	3.39%
Net interest income and net interest margin(2)		$23,649	3.68%		$21,620	3.51%

Non-taxable equivalent net interest margin			3.66%			3.49%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
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

Table 3 - Changes in Taxable Equivalent Net Interest Income
(dollars in thousands)
	Three Months Ended March 31, 2019 Compared to 2018 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$70	$(4)	$66
Other short-term investments	10	13	23
Investment securities:
Taxable investment securities	(368)	365	(3)
Non-taxable investment securities	14	25	39
Total investment securities	(354)	390	36
Loans - continuing operations	2,279	2,501	4,780
FHLB and FRB stock	(114)	124	10
Total interest-earning assets - continuing operations	1,891	3,024	4,915
Loans held for sale - discontinued operations	(244)	82	(162)
Total interest-earning assets	1,647	3,106	4,753

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	719	1,619	2,338
Time deposits	9	1	10
Brokered deposits	(243)	302	59
Total interest-bearing deposits	485	1,922	2,407
Total borrowings	(875)	405	(470)
Total long-term debt	3	(8)	(5)
Total interest-bearing liabilities - continuing operations	(387)	2,319	1,932
Interest-bearing liabilities - discontinued operations	45	747	792
Total interest-bearing liabilities	(342)	3,066	2,724

Change in net interest income - continuing operations	$2,278	$705	$2,983
Change in net interest income	$1,989	$40	$2,029
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
For the three months ended March 31, 2019, the provision for loan losses from continuing operations was $814,000, an increase of $42,000 compared to the three months ended March 31, 2018. The higher provision for the three months ended March 31, 2019 was primarily related to an increase in specific reserve impairments as well as an increase in net charge-offs. At March 31, 2019, nonperforming loans totaled $10.3 million compared to $2.5 million at March 31, 2018. Net loan charge-offs were 0.11% of average loans (annualized) for the three months ended March 31, 2019 compared to 0.05% for the three months ended March 31, 2018. The allowance for loan losses to total loans at March 31, 2019 was 1.04%, compared to 1.01% at March 31, 2018.

Noninterest Income
Noninterest income for the three months ended March 31, 2019 was $3.1 million, a decrease of $857,000, or 22%, compared to the first quarter of 2018. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(dollars in thousands)
	Three months ended March 31,		Change
	2019	2018	$	%
Service charges	$794	$707	$87	12%
Gain (loss) on sales of other assets	(3)	(46)	43	93
Trust income	—	518	(518)	(100)
Derivatives income (loss)	(111)	114	(225)	(197)
Bank owned life insurance	360	369	(9)	(2)
SBA lending activities	1,086	1,302	(216)	(17)
Other noninterest income	210	198	12	6
Total noninterest income - continuing operations	2,336	3,162	(826)	(26)
Noninterest income - discontinued operations	790	821	(31)	(4)
Noninterest income	$3,126	$3,983	$(857)	(22)%
Service charges from continuing operations for the three months ended March 31, 2019 totaled $794,000, an increase of $87,000, or 12%, from the same period in 2018. The increase was primarily due to higher analysis fees and higher foreign exchange fees.
Trust income for the first quarter of 2019 compared to 2018 decreased $518,000, or 100%, due to the sale of the trust business in the second quarter of 2018.
Derivative income for the first quarter of 2019 was ($111,000), a decrease of $225,000 from the same period in 2018. The decrease was primarily due to a decrease in credit valuation adjustment income of $220,000.
Income from SBA lending activities for the first quarter of 2019 decreased $216,000, or 17%, from the same period in 2018, due to decreases in loan balances sold and premiums received. During the three months ended March 31, 2019 and 2018, guaranteed portions of 29 and 17 SBA loans totaling $15.7 million and $17.7 million, respectively, were sold in the secondary market.

Noninterest Expense
Noninterest expense for the first quarter of 2019 was $19.1 million, an increase of $735,000, or 4%, from the first quarter of 2018. The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(dollars in thousands)
	Three months ended March 31,		Change
	2019	2018	$	%
Salaries and employee benefits	$9,213	$8,950	$263	3%
Occupancy	639	885	(246)	(28)
Equipment and software	739	586	153	26
Professional services	775	825	(50)	(6)
Postage, printing and supplies	48	37	11	30
Communications and data processing	675	681	(6)	(1)
Marketing and business development	226	140	86	61
FDIC premiums	235	108	127	118
Other noninterest expense	1,245	1,076	169	16
Total noninterest expense	13,795	13,288	507	4
Noninterest expense - discontinued operations	5,332	5,104	228	4
Noninterest expense	$19,127	$18,392	$735	4%
Salaries and employee benefits expense from continuing operations for the three months ended March 31, 2019 totaled $9.2 million, an increase of $263,000, or 3%, from the same period in 2018. The increase for the three months ended March 31, 2019 was primarily attributable to severance expense unrelated to the Branch Sale, an increase in long term incentive expense, and an increase in 401(k) matching costs. Full time equivalent headcount totaled 324 at March 31, 2019, compared to 339 at March 31, 2018, a decrease of 15 positions, primarily due to a reduction in staff related to the sale of the trust business.
Occupancy costs from continuing operations were $639,000 for the first quarter of 2019, a decrease of $246,000, or 28%, compared to the first quarter of 2018. The decrease for the three months ended March 31, 2019, was the result of higher rent expense in the first quarter of 2018 due to the overlap of leases and their expenses from the relocation of the Atlanta headquarters.
Equipment and software costs from continuing operations were $739,000 for the first quarter of 2019, an increase of $153,000, or 26%, compared to the first quarter of 2018. The increase was the result of higher depreciation expense from the Bank’s new headquarters and additional investments in technology.
Professional services costs from continuing operations were $775,000 for the first quarter of 2019, a decrease of $50,000, or 6%, compared to the first quarter of 2018. The decrease was primarily due to lower audit and accounting fees.
FDIC premiums from continuing operations were $235,000 for the first quarter of 2019, an increase of $127,000, or 118%, compared to the first quarter of 2018. The increase for the three months ended March 31, 2019 was due to an increase in the assessment base as well as the assessment rate.

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
The income tax expense from continuing operations for the three months ended March 31, 2019 was $1.7 million, compared to income tax expense from continuing operations of $1.3 million for the same period in 2018. The effective tax rate (as a percentage of pre-tax earnings) was 21.0% for the three months ended March 31, 2019 compared to 20.6% for the same period in 2018.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported in the Consolidated Balance Sheets as a component of other assets.
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
Based on all evidence considered, as of March 31, 2019 and 2018, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At March 31, 2019 and 2018, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $7.4 million and $8.5 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION
Total assets at March 31, 2019 and December 31, 2018 were $2.86 billion and $2.96 billion, respectively. Average total assets for the first quarter of 2019 were $2.83 billion, compared to $2.70 billion in the first quarter of 2018.
Loans
At March 31, 2019, total loans increased $13.9 million, or 1%, to $2.12 billion compared to $2.11 billion at December 31, 2018. Table 6 provides additional information regarding Atlantic Capital’s loan portfolio.

Table 6 - Loans
(dollars in thousands)
	March 31, 2019	% of Total Loans	December 31, 2018	% of Total Loans
Loans held for sale
Loans held for sale - discontinued operations	$384,779		$373,030
Other loans held for sale	1,530		5,889
Total loans held for sale	$386,309		$378,919

Loans held for investment
Commercial loans:
Commercial and industrial	$679,489	39%	$645,374	37%
Commercial real estate:
Owner occupied	304,945	18	298,291	17
Non-owner occupied	438,016	25	496,537	30
Construction and land	173,885	10	156,232	9
Mortgage warehouse participations	22,267	1	27,967	2
Total commercial loans	1,618,602	93	1,624,401	95

Residential:
Residential mortgages	32,915	2	32,800	2
Home equity	23,171	1	22,822	1
Total residential loans	56,086	3	55,622	3

Consumer	35,203	2	25,851	1
Other	26,663	2	24,712	1
	1,736,554		1,730,586
Less net deferred fees and other unearned income	(1,997)		(2,513)
Total loans held for investment	1,734,557		1,728,073

Total loans	$2,120,866		$2,106,992

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
Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual for periods ended prior to December 31, 2018, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, was recognized on all PCI loans. As of December 31, 2018, PCI loans were designated as held for sale in the upcoming Branch Sale.
At March 31, 2019, Atlantic Capital’s nonperforming assets totaled $11.3 million, or 0.40% of total assets, compared to $6.1 million, or 0.20% of total assets, at December 31, 2018. The increase was primarily due to one loan relationship totaling $3.5 million which was placed on nonaccrual status.
Nonaccrual loans totaled $10.3 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively. Loans past due 90 days and still accruing totaled $0 at March 31, 2019 compared to $479,000 at December 31, 2018. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming assets
(dollars in thousands)

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Nonaccrual loans	$10,336	$4,697	$2,716	$2,404	$2,466
Loans past due 90 days and still accruing	—	479	—	2	35
Total nonperforming loans(1) (NPLs)	10,336	5,176	2,716	2,406	2,501
Other real estate owned	971	874	968	1,288	927
Total nonperforming assets (NPAs)	$11,307	$6,050	$3,684	$3,694	$3,428
NPLs as a percentage of total loans	0.49%	0.25%	0.13%	0.12%	0.13%
NPAs as a percentage of total assets	0.40	0.20	0.13	0.14	0.13
(1) Nonperforming loans as of September 30, 2018, June 30, 2018, and March 31, 2018 exclude those loans which are PCI loans. As of December 31, 2018, PCI loans were designated as held for sale in the upcoming Branch Sale. As a result, nonperforming loans held for sale which were previously designated as PCI loans are included in total nonperforming loans as of March 31, 2019 and December 31, 2018.

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

Table 8 - Troubled Debt Restructurings
(dollars in thousands)
	March 31, 2019	December 31, 2018
Accruing TDRs	$7,937	$8,237
Nonaccruing TDRs	1,022	—
Total TDRs	$8,959	$8,237
The increase in TDRs was due to the Company extending the repayment period on three commercial and industrial loans and two commercial real estate loans, resulting in their reclassification as TDRs. Additionally, one commercial and industrial loan was refinanced and was removed from the TDR listing.
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $48.1 million and $58.2 million, respectively, as of March 31, 2019 and December 31, 2018. Management closely tracks the financial performance of the borrower and the current values of collateral when assessing the collectability of these loans.

Allowance for Loan Losses
At March 31, 2019, the allowance for loan losses totaled $18.1 million, or 1.04% of loans, compared to $17.9 million, or 1.03% of loans, at December 31, 2018. The increase in the allowance was primarily related to an increase in specific reserve impairments.
Net charge-offs for the three months ended March 31, 2019 and 2018 were $558,000 and $231,000, respectively. The increase related primarily to a $330,000 net charge-off for a Tennessee commercial and industrial loan not included in the Branch Sale. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(dollars in thousands)
	2019	2018
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$17,851	$20,443	$19,583	$19,885	$19,344
Provision for loan losses	814	595	758	(173)	811
Provision for loan losses (reversal of provision) - discontinued operations	—	(3,097)	—	—	—
Provision for PCI loan losses	—	(93)	87	—	(39)
Loans charged-off:
Commercial and industrial	(549)	—	—	—	(126)
Commercial real estate	—	—	—	(50)	—
Construction and land	—	—	—	—	—
Residential mortgages	(9)	(5)	—	—	(70)
Home equity	—	—	—	(102)	(58)
Consumer	(37)	(3)	—	(10)	(3)
Other	—	—	—	—	—
Total loans charged-off	(595)	(8)	—	(162)	(257)
Recoveries on loans previously charged-off:
Commercial and industrial	14	—	—	—	19
Commercial real estate	—	—	—	28	—
Construction and land	3	—	—	—	—
Residential mortgages	7	4	—	—	—
Home equity	1	—	—	—	—
Consumer	12	7	15	5	7
Other	—	—	—	—	—
Total recoveries	37	11	15	33	26
Net charge-offs	(558)	3	15	(129)	(231)
Allowance for loan losses at end of period (1)	$18,107	$17,851	$20,443	$19,583	$19,885

Average loans	2,089.465	2,076.853	1,963.817	1,927.063	1,938.953
Loans at end of period	1,734.557	1,728.073	2,038.434	1,934.311	1,959.421
Ratios:
Net charge-offs (annualized) to average loans	0.11%	0.00%	0.00%	0.03%	0.05%
Allowance for loan losses to total loans (1)	1.04	1.03	1.00	1.01	1.01
(1) The allowance for loan losses has not been adjusted retrospectively for discontinued operations in periods prior to the fourth quarter of 2018.

Investment Securities
Investment securities available-for-sale totaled $402.6 million at March 31, 2019, compared to $402.5 million at December 31, 2018. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of March 31, 2019, investment securities available-for-sale had a net unrealized loss of $3.3 million, compared to a net unrealized loss of $11.8 million as of December 31, 2018. Changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of March 31, 2019.
Changes in the amount of Atlantic Capital’s available-for-sale securities portfolio result primarily from balance sheet trends including loans, deposit balances and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at March 31, 2019 and December 31, 2018 are provided in Table 10.

Table 10 - Securities
(dollars in thousands)
	March 31, 2019		December 31, 2018
Available-For-Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$27,042	$26,969	$27,259	$26,849
U.S. states and political divisions	92,096	89,290	91,864	84,834
Trust preferred securities	4,788	4,575	4,781	4,400
Corporate debt securities	12,832	12,548	12,855	12,363
Residential mortgage-backed securities	269,207	269,258	277,524	274,040
Total	$405,965	$402,640	$414,283	$402,486
The effective duration of Atlantic Capital’s securities at March 31, 2019 was 4.87 years.
Goodwill and Other Intangible Assets
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment existed at March 31, 2019 in Atlantic Capital’s other intangible assets.
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
On April 5, 2019, the Bank completed the sale of all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank. In accordance with GAAP, Atlantic Capital allocated a proportionate share of its goodwill balance to the discontinued operations on a relative fair value basis and performed an impairment test for the goodwill remaining in the reporting unit to be retained. This impairment analysis of goodwill remaining in the retained reporting unit resulted in no impairment. The Company monitored events from the date of the assessment through March 31, 2019 and no events or circumstances led management to believe any impairment existed at the balance sheet date.

LIQUIDITY AND CAPITAL RESOURCES
Deposits
At March 31, 2019, total deposits were $2.44 billion, a decrease of $97.5 million, or 4%, from December 31, 2018. Noninterest-bearing demand deposits from continuing operations decreased $40.4 million, or 7%, and money market deposits decreased $24.4 million, or 2%, from December 31, 2018 to March 31, 2019. The decrease was the result of seasonal volatility and a large increase in temporary deposits during the quarter ended December 31, 2018.
Total average deposits for the quarter ended March 31, 2019 were $2.39 billion, an increase of $233.2 million, or 11%, from the same period in 2018. For the quarter ended March 31, 2019 compared to the same period in 2018, average noninterest-bearing demand deposits from continuing operations increased $72.6 million, or 14%, average interest-bearing demand deposits from continuing operations increased $39.4 million, or 17%, average money market deposits from continuing operations increased $150.2 million, or 22%, and average brokered deposits decreased $36.6 million, or 31%. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits
(dollars in thousands)

Period End Deposits	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	Year To Date Change	Year Over Year Change
DDA	$561,829	$602,252	$518,155	$464,282	$472,181	$(40,423)	$89,648
NOW	233,838	252,490	407,214	241,461	214,333	(18,652)	19,505
Savings	896	725	698	951	3,593	171	(2,697)
Money market	962,741	987,183	759,583	647,247	699,311	(24,442)	263,430
Time	22,069	10,623	10,396	10,359	3,074	11,446	18,995
Brokered	65,811	99,241	79,119	92,656	112,376	(33,430)	(46,565)
Total deposits - continuing operations	1,847,184	1,952,514	1,775,165	1,456,956	1,504,868	(105,330)	342,316
Deposits to be assumed - discontinued operations	593,264	585,429	604,659	609,631	591,432	7,835	1,832
Total deposits	$2,440,448	$2,537,943	$2,379,824	$2,066,587	$2,096,300	$(97,495)	$344,148

Payments clients	$361,192	$397,608	$258,320	$251,748	$311,943	$(36,416)	$49,249

Average Deposits	2019	2018				Q1 2019 vs Q4 2018 Change	Q1 2019 vs Q1 2018 Change
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
DDA	$575,453	$597,239	$561,355	$489,722	$502,829	$(21,786)	$72,624
NOW	276,212	280,449	314,759	287,283	236,796	(4,237)	39,416
Savings	884	712	616	674	527	172	357
Money market	847,254	798,017	697,578	645,034	697,092	49,237	150,162
Time	12,847	10,117	10,406	9,855	9,800	2,730	3,047
Brokered	81,141	93,558	67,937	100,425	117,787	(12,417)	(36,646)
Total deposits - continuing operations	1,793,791	1,780,092	1,652,651	1,532,993	1,564,831	13,699	228,960
Deposits to be assumed - discontinued operations	593,313	600,769	601,421	602,832	589,054	(7,456)	4,259
Total deposits	$2,387,104	$2,380,861	$2,254,072	$2,135,825	$2,153,885	$6,243	$233,219

Payments clients	$295,059	$263,800	$227,029	$219,016	$256,794	$31,259	$38,265

Noninterest bearing deposits as a percentage of average deposits - continuing operations	32.1%	33.6%	34.0%	31.9%	32.1%
Cost of deposits - continuing operations	1.09%	0.93%	0.76%	0.71%	0.63%

Short-Term Borrowings
At March 31, 2019 and December 31, 2018, there were no balances of federal funds purchased. There were securities sold under repurchase agreements with commercial checking customers totaling $9.8 million and $6.2 million as of March 31, 2019 and December 31, 2018, respectively. These balances were classified as discontinued operations in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At March 31, 2019 and December 31, 2018, Atlantic Capital had no outstanding FHLB advances.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, all of which were outstanding at March 31, 2019.
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
Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At March 31, 2019, management believed that Atlantic Capital had sufficient on-balance sheet liquidity to meet its funding needs.
On April 5, 2019, the Bank sold all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank. FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans and $12 million in other assets. Since Atlantic Capital divested a larger amount of deposits than assets, it made a cash payment of approximately $166 million to FirstBank at the closing of the transaction. The Company anticipates restructuring the balance sheet following the transaction with a combination of excess cash, proceeds from sold securities, FHLB borrowings and brokered deposits.
At March 31, 2019, Atlantic Capital had access to $514.0 million in unsecured borrowings and $809.7 million in secured borrowings through various sources, including FHLB advances and access to Federal Funds. Atlantic Capital also has the ability to attract more deposits by increasing rates.
Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at March 31, 2019 was $320.6 million, a decrease of $3.0 million, or 1%, from December 31, 2018. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements. Tables 12 and 13 provide additional information regarding regulatory capital requirements and Atlantic Capital’s and the Bank’s capital levels. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 12 - Capital Ratios
(dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	Minimum	Well capitalized	Minimum Capital plus capital conservation buffer 2019
Risk based ratios:
Common equity tier 1 capital	11.0%	11.5%	12.5%	12.3%	4.5%	6.5%	7.0%
Tier 1 Capital	11.0	11.5	12.5	12.3	6.0	8.0	8.5
Total capital	13.7	14.2	13.2	13.0	8.0	10.0	10.5
Leverage ratio	9.9	10.0	11.3	10.6	4.0	5.0	N/A

Common equity tier 1 capital	$276,580	$285,250	$314,197	$304,907
Tier 1 capital	276,580	285,250	314,197	304,907
Total capital	345,064	353,458	332,935	323,411

Risk weighted assets	2,517,820	2,489,631	2,517,662	2,489,373
Quarterly average total assets for leverage ratio	2,782,115	2,842,618	2,792,541	2,864,357
As of March 31, 2019, Atlantic Capital continued to exceed minimum capital standards and the Bank remained “well-capitalized” under regulatory guidelines.
In July 2013, bank regulatory agencies approved the Basel III capital guidelines, which are aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. Atlantic Capital and the Bank became subject to the requirements of Basel III effective January 1, 2015, subject to a transition period providing for full compliance after January 1, 2019 for several aspects of the rule.
Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 13 - Tier 1 Common Equity
(dollars in thousands)

March 31, 2019
Tier 1 capital	$276,580
Less: restricted core capital	—
Tier 1 common equity	$276,580

Risk-adjusted assets	$2,517,820
Tier 1 common equity ratio	11.0%
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At March 31, 2019, Atlantic Capital had issued commitments to extend credit of approximately $681.8 million and standby letters of credit of approximately $11.5 million through various types of commercial lending arrangements.
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

Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations at March 31, 2019 compared to December 31, 2018.
RISK MANAGEMENT
Effective risk management is critical to Atlantic Capital’s success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although Atlantic Capital does not have total assets in excess of $10 billion, Atlantic Capital’s board of directors has an Audit Committee that, among other responsibilities, provides oversight of enterprise-wide risk management activities. The Audit Committee reviews the Company’s activities in identifying, measuring, and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, operational, strategic, and reputational risks.) The committee monitors management’s execution of risk management practices in accordance with the board of directors’ risk appetite, reviews supervisory examination reports together with management’s response to such examinations and discusses legal matters that may have a material impact on the financial statements or Atlantic Capital’s compliance policies. With guidance from and oversight by the Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.
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
Market Risk
Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Atlantic Capital’s market risk arises primarily from interest rate risk inherent in Atlantic Capital’s lending and deposit-taking activities. The structure of Atlantic Capital’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Atlantic Capital does not maintain a trading account nor is Atlantic Capital subject to currency exchange risk or commodity price risk.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Atlantic Capital’s rate shock simulation, as of March 31, 2019, indicates that, over a 12-month period, net interest income is estimated to increase by 13.29% with rates rising 200-basis points. The estimated increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan book consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.

Table 14 provides the impact on net interest income resulting from various interest rate shock scenarios as of March 31, 2019 and December 31, 2018.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	March 31, 2019	December 31, 2018
-200	(14.66)%	(19.60)%
-100	(6.91)	(7.17)
+100	6.83	6.92
+200	13.29	13.52
+300	19.68	20.06
Atlantic Capital also utilizes the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. As of March 31, 2019, the MVE calculated with a 200-basis point shock up in rates increased by 1.19% from the base case MVE value. Table 15 presents the MVE profile as of March 31, 2019 and December 31, 2018.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	March 31, 2019	December 31, 2018
-200	(7.61)%	(9.44)%
-100	(3.85)	(3.73)
+100	1.24	1.44
+200	1.19	1.68
+300	0.70	1.41
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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2019, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, under Part I, Item 1A “Risk Factors,” because these risk factors may affect the operations and financial results of the Company. Our evaluation of our risk factors has not changed materially since those discussed in the Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)None.
(b)Not applicable.
(c)On November 14, 2018, the Company announced that the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock.  The repurchase program commenced immediately with respect to $40 million of stock, and the remaining $45 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital.  The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital.  The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on November 14, 2020. Any repurchased shares will constitute authorized but unissued shares.
During the first quarter of 2019, the Company repurchased $17.1 million, or 957,295 shares of common stock. The following table presents information with respect to repurchases of our common shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2019	441,000	$17.61	441,000	$63,059,065
February 1 - 28, 2019	162,170	18.69	162,170	60,028,048
March 1 - 31, 2019	354,125	17.73	354,125	53,747,891
Total	957,295	$17.84	957,295	$53,747,891

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2019 and March 31, 2018; (ii) the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

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

Date: May 9, 2019