Form 10-Q
period 2019-06-30
Atlantic Capital Bancshares, Inc.
filed 2019-08-08
CIK 1461755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 22,879,188 shares outstanding as of July 31, 2019

Atlantic Capital Bancshares, Inc.
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$24,206	$42,895
Interest-bearing deposits in banks	52,932	216,040
Other short-term investments	—	9,457
Cash and cash equivalents	77,138	268,392
Securities available-for-sale	348,723	402,486
Other investments	31,912	29,236
Loans held for sale	—	5,889
Loans held for sale - discontinued operations(1)	—	373,030
Loans held for investment	1,789,740	1,728,073
Less: Allowance for loan losses	(18,186)	(17,851)
Loans held for investment, net	1,771,554	1,710,222
Premises held for sale - discontinued operations(1)	—	7,722
Premises and equipment, net	20,037	9,779
Bank owned life insurance	65,874	65,149
Goodwill - discontinued operations(1)	—	4,555
Goodwill - continuing operations(1)	19,925	17,135
Other intangibles, net	3,095	4,388
Other real estate owned	971	874
Other assets	50,451	56,583
Total assets	$2,389,680	$2,955,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$569,693	$602,252
Interest-bearing checking	309,709	252,490
Savings	1,090	725
Money market	802,973	987,183
Time	33,902	10,623
Brokered deposits	134,164	99,241
Deposits to be assumed - discontinued operations(1)	—	585,429
Total deposits	1,851,531	2,537,943
Federal funds purchased	35,000	—
Securities sold under agreements to repurchase - discontinued operations(1)	—	6,220
Federal Home Loan Bank borrowings	82,000	—
Long-term debt	49,789	49,704
Other liabilities	34,645	37,920
Total liabilities	2,052,965	2,631,787
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value – 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, no par value – 100,000,000 shares authorized; 23,293,465 and 25,290,419 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	256,791	291,771
Retained earnings	76,343	42,187
Accumulated other comprehensive (loss) income	3,581	(10,305)
Total shareholders’ equity	336,715	323,653
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,389,680	$2,955,440

(1)Assets and liabilities related to the sale of Tennessee and northwest Georgia banking operations were classified as held for sale as of December 31, 2018.

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Income(1)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$23,554	$19,269	$46,306	$37,241
Investment securities available-for-sale	2,339	2,687	4,970	5,279
Interest and dividends on other interest-earning assets	705	880	1,519	1,595
Total interest income	26,598	22,836	52,795	44,115
INTEREST EXPENSE
Interest on deposits	5,448	2,715	10,279	5,139
Interest on Federal Home Loan Bank advances	270	766	270	1,275
Interest on federal funds purchased and securities sold under agreements to repurchase	168	88	286	167
Interest on long-term debt	823	823	1,647	1,652
Total interest expense	6,709	4,392	12,482	8,233
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	19,889	18,444	40,313	35,882
Provision for loan losses	698	(173)	1,512	599
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,191	18,617	38,801	35,283
NONINTEREST INCOME
Service charges	870	828	1,664	1,535
Gain (loss) on sales of securities available-for-sale	654	(2)	654	(2)
Loss on sales of other assets	(10)	(166)	(13)	(212)
Trust income	—	507	—	1,025
Derivatives income (loss)	(233)	20	(344)	134
Bank owned life insurance	389	378	749	747
SBA lending activities	1,096	997	2,182	2,299
Gain on sale of trust business	—	1,681	—	1,681
Other noninterest income	175	223	385	421
Total noninterest income	2,941	4,466	5,277	7,628
NONINTEREST EXPENSE
Salaries and employee benefits	8,529	7,911	17,742	16,861
Occupancy	689	700	1,328	1,585
Equipment and software	753	701	1,492	1,287
Professional services	792	943	1,567	1,768
Postage, printing and supplies	29	44	77	81
Communications and data processing	662	657	1,337	1,338
Marketing and business development	233	135	459	275
FDIC premiums	175	143	410	251
Other noninterest expense	1,392	1,389	2,637	2,465
Total noninterest expense	13,254	12,623	27,049	25,911
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	8,878	10,460	17,029	17,000
Provision for income taxes	1,869	2,082	3,580	3,431
NET INCOME FROM CONTINUING OPERATIONS	7,009	8,378	13,449	13,569
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	$30,107	$(303)	$28,690	$(507)
Provision (benefit) for income taxes	7,964	(76)	7,610	(127)
Net income (loss) from discontinued operations	22,143	(227)	21,080	(380)
NET INCOME	$29,152	$8,151	$34,529	$13,189

(1)Discontinued operations have been reported retrospectively for all periods presented.

See Accompanying Notes to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income (loss) per common share ‑ basic
Net income per common share - continuing operations	$0.29	$0.32	$0.55	$0.52
Net income (loss) per common share - discontinued operations	0.93	(0.01)	0.87	(0.01)
Net income per Common Share ‑ basic	1.22	0.31	1.42	0.51
Net income (loss) per common share ‑ diluted
Net income per common share - continuing operations	$0.29	$0.32	$0.55	$0.52
Net income (loss) per common share - discontinued operations	0.92	(0.01)	0.86	(0.01)
Net income per common share ‑ diluted	1.21	0.31	1.41	0.51

(1)Discontinued operations have been reported retrospectively for all periods presented.

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income	$29,152	$8,151	$34,529	$13,189
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $1,524, ($597), $3,642 and ($2,734), respectively	4,566	(1,789)	10,920	(8,203)
Reclassification adjustment for losses (gains) included in net income net of tax of ($164), $1, ($164), and $1, respectively	(490)	1	(490)	1
Unrealized gains (losses) on available-for-sale securities, net of tax	4,076	(1,788)	10,430	(8,202)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $805, ($184), $1,153 and ($654), respectively	2,415	(552)	3,456	(1,962)
Changes from cash flow hedges	2,415	(552)	3,456	(1,962)
Other comprehensive income (loss), net of tax	6,491	(2,340)	13,886	(10,164)
Comprehensive income	$35,643	$5,811	$48,415	$3,025

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the six months ended June 30, 2019
	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Total
Balance - December 31, 2018	25,290,419	$291,771	$42,187	$(10,305)	$323,653
Comprehensive income:
Net income	—	—	34,529	—	34,529
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	10,430	10,430
Change in unrealized gains (losses) on cash flow hedges	—	—	—	3,456	3,456
Total comprehensive income					48,415
Change in accounting principle - leases	—	—	(373)	—	(373)
Net issuance of restricted stock	23,115	—	—	—	—
Issuance of common stock for option exercises	22,769	471	—	—	471
Issuance of common stock for long-term incentive plan	35,678	655	—	—	655
Restricted stock activity	—	225	—	—	225
Stock-based compensation	—	133	—	—	133
Performance share compensation	—	154	—	—	154
Stock repurchases	(2,078,516)	(36,618)	—	—	(36,618)
Balance - June 30, 2019	23,293,465	$256,791	$76,343	$3,581	$336,715

For the three months ended June 30, 2019
	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance - March 31, 2019	24,466,964	$276,346	$47,191	$(2,910)	$320,627
Comprehensive income:
Net income	—	—	29,152	—	29,152
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	4,076	4,076
Change in unrealized gains (losses) on cash flow hedges	—	—	—	2,415	2,415
Total comprehensive income					35,643
Net issuance of restricted stock	(37,125)	—	—	—	—
Issuance of common stock for option exercises	(15,153)	26	—	—	26
Restricted stock activity	—	(149)	—	—	(149)
Stock-based compensation	—	52	—	—	52
Performance share compensation	—	59	—	—	59
Stock repurchases	(1,121,221)	(19,543)	—	—	(19,543)
Balance - June 30, 2019	23,293,465	$256,791	$76,343	$3,581	$336,715

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

For the six months ended June 30, 2018
	Common Stock			Accumulated Other Comprehensive Income (Loss)
(in thousands, except share data)	Shares	Amount	Retained Earnings		Total
Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$308,425
Comprehensive income:
Net income	—	—	13,189	—	13,189
Reclassification of tax effects from AOCI	—	—	844	(844)	—
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	(8,202)	(8,202)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(1,962)	(1,962)
Total comprehensive income					3,025
Change in accounting principle - revenue recognition	—	—	1	—	1
Net issuance of restricted stock	65,013	—	—	—	—
Issuance of common stock for option exercises	285,454	3,986	—	—	3,986
Issuance of common stock for long-term incentive plan	38,841	687	—	—	687
Restricted stock activity	—	480	—	—	480
Stock-based compensation	—	98	—	—	98
Performance share compensation	—	68	—	—	68
Balance - June 30, 2018	26,102,217	$304,793	$26,844	$(14,867)	$316,770

For the three months ended June 30, 2018
	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance - March 31, 2018	25,772,208	$300,893	$18,693	$(12,527)	$307,059
Comprehensive income:
Net income	—	—	8,151	—	8,151
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(1,788)	(1,788)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(552)	(552)
Total comprehensive income					5,811
Net issuance of restricted stock	67,036	—	—	—	—
Issuance of common stock for option exercises	262,973	3,661	—	—	3,661
Restricted stock activity	—	131	—	—	131
Stock-based compensation	—	40	—	—	40
Performance share compensation	—	68	—	—	68
Balance - June 30, 2018	26,102,217	$304,793	$26,844	$(14,867)	$316,770

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income from continuing operations	$13,449	$13,569
Net income (loss) from discontinued operations, net of tax	21,080	(380)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,512	599
Depreciation, amortization, and accretion	1,721	2,279
Amortization of operating lease right-of-use assets	1,216	—
Amortization of restricted stock and performance share compensation	379	548
Stock option compensation	133	98
Loss (gain) on sales of available-for-sale securities	(654)	2
Loss on disposition of premises and equipment, net	13	214
Net write downs and losses on sales of other real estate owned	—	276
Small Business Investment Company (SBIC) impairment	26	228
Net increase in cash value of bank owned life insurance	(725)	(724)
Net gains on sale of branches	(34,475)	—
Net gain on sale of trust business	—	(1,681)
Origination of servicing assets	(625)	(619)
Proceeds from sales of SBA loans	35,711	32,048
Net gains on sale of SBA loans	(1,850)	(1,819)
Changes in operating assets and liabilities -
Net change in loans held for sale	5,889	(125)
Net decrease in other assets	5,440	1,383
Net decrease in accrued expenses and other liabilities	(13,730)	(2,528)
Net cash provided by operating activities	34,510	43,368
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	16,715	25,137
Maturities and calls	280	215
Sales	54,938	24
Purchases	(4,432)	(42,596)
Net change in loans held for investment	(96,802)	(63,591)
Net change in assets held for sale - discontinued operations	(11,789)	33,136
(Purchases) proceeds of Federal Home Loan Bank stock, net	(3,543)	(4,609)
(Purchases) proceeds of Federal Reserve Bank stock, net	(33)	(50)
Proceeds from sales of other real estate	—	23
Net cash received (paid) for branch divestiture	(166,755)	—
(Purchases) of premises and equipment, net	(773)	(6,202)
Net cash (used in) investing activities	(212,194)	(58,513)

See Accompanying Notes to Consolidated Financial Statements

	Six Months Ended
	June 30,
(in thousands)	2019	2018
FINANCING ACTIVITIES
Net change in deposits	(100,983)	(408,179)
Net change in liabilities to be assumed - discontinued operations	6,560	32,125
Net change in fed funds purchased	35,000	65,000
Proceeds from Federal Home Loan Bank advances	186,000	970,100
Repayments of Federal Home Loan Bank advances	(104,000)	(865,100)
Proceeds from exercise of stock options	471	3,986
Repurchase of common stock	(36,618)	—
Net cash (used in) financing activities	(13,570)	(202,068)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(191,254)	(217,213)
CASH AND CASH EQUIVALENTS – beginning of period	268,392	330,014
CASH AND CASH EQUIVALENTS – end of period	$77,138	$112,801

	Six Months Ended
	June 30,
SUPPLEMENTAL SCHEDULE OF CASH FLOWS	2019	2018
Interest paid	$14,237	$9,861
Income taxes paid	95	85

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
NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” Under the new guidance, leases classified as operating leases under previous GAAP must be recorded on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.”  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The amendments in these updates became effective for the Company on January 1, 2019. The impact of adoption was recording a lease liability of approximately $18.9 million in other liabilities on the Consolidated Balance Sheets, a ROU asset of approximately $14.5 million in premises and equipment, and a cumulative effect adjustment to retained earnings, net of tax, of approximately $373,000.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Accounting Standards Codification (“ASC”) 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 (i.e., the first quarter of 2020). The Company does not expect to elect the fair value option, and therefore, ASU 2019-05 is not expected to impact the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is implementing a software package supported by a third-party vendor. The Company’s CECL working group is meeting regularly with a CECL Management Group and the Company’s Board of Directors to discuss implementation progress and methodology selections. Progress has been made on life-of-loan loss calculations and on economic forecasting methods that will be utilized in the modeling process. The Company will perform parallel runs of its new methodology in 2019 prior to adoption of the ASU. Atlantic Capital is continuing to evaluate the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.

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
The income and expenses related to these branches for the three and six months ended June 30, 2019 and 2018, are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations.
The following table presents results of the discontinued operations for the three and six months ended June 30, 2019 and 2018:

Components of Net Income from Discontinued Operations

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net interest income (loss)	$(39)	$3,570	$3,086	$7,649
Service charges	46	480	527	965
Mortgage income	—	363	288	667
Gain on sale of branches	34,475	—	34,475	—
Other income	(22)	22	(1)	54
Total noninterest income	34,499	865	35,289	1,686
Salaries and employee benefits	330	3,010	2,757	6,137
Occupancy	71	511	410	981
Equipment and software	8	203	131	404
Amortization of intangibles	—	319	247	662
Communications and data processing	197	346	586	708
Divestiture expense	3,646	—	5,095	—
Other noninterest expense	101	349	459	950
Total noninterest expense	4,353	4,738	9,685	9,842
Net income (loss) before provision for income taxes	30,107	(303)	28,690	(507)
Provision (benefit) for income taxes	7,964	(76)	7,610	(127)
Net income (loss) from discontinued operations	$22,143	$(227)	$21,080	$(380)

Assets sold and liabilities assumed by FirstBank include substantially all assets and liabilities associated with the branches sold, and were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2018.
The following table summarizes the major categories of assets and liabilities classified as held for sale and intangibles related to discontinued operations on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

Assets and Liabilities from Discontinued Operations

(in thousands)	June 30, 2019	December 31, 2018
Cash	$—	$4,234
Loans held for sale - discontinued operations	—	373,030
Premises held for sale - discontinued operations	—	7,722
Goodwill - discontinued operations	—	4,555
Core deposit intangible	—	1,405
Total assets	$—	$390,946

Deposits to be assumed - discontinued operations	$—	$585,429
Securities sold under agreements to repurchase - discontinued operations	—	6,220
Total liabilities	$—	$591,649
Net liabilities	$—	$(200,703)

NOTE 4 – BALANCE SHEET OFFSETTING
Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.
The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of June 30, 2019 and December 31, 2018. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

(in thousands)				Gross Amounts not Offset in the Balance Sheet
June 30, 2019	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$8,536	$—	$8,536	$—	$—	$8,536
Total	$8,536	$—	$8,536	$—	$—	$8,536

				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$5,525	$—	$5,525	$(5,525)	$—	$—
Total	$5,525	$—	$5,525	$(5,525)	$—	$—

				Gross Amounts not Offset in the Balance Sheet
December 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$9,457	$—	$9,457	$(9,457)	$—	$—
Derivatives	1,961	—	1,961	—	—	1,961
Total	$11,418	$—	$11,418	$(9,457)	$—	$1,961

				Gross Amounts not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements - discontinued operations	$6,220	$—	$6,220	$(6,220)	$—	$—
Derivatives	4,027	—	4,027	(4,027)	—	—
Total	$10,247	$—	$10,247	$(10,247)	$—	$—

NOTE 5 – SECURITIES
The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale at June 30, 2019 and December 31, 2018.

Available-For-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2019
Debt securities—
U.S. Government agencies	$21,518	$363	$(18)	$21,863
U.S. states and political divisions	79,078	600	(832)	78,846
Trust preferred securities	4,794	—	(232)	4,562
Corporate debt securities	9,572	87	(6)	9,653
Residential mortgage-backed securities	231,650	3,073	(924)	233,799
Total	$346,612	$4,123	$(2,012)	$348,723

December 31, 2018
Debt securities—
U.S. Government agencies	$27,259	$24	$(434)	$26,849
U.S. states and political divisions	91,864	40	(7,070)	84,834
Trust preferred securities	4,781	—	(381)	4,400
Corporate debt securities	12,855	—	(492)	12,363
Residential mortgage-backed securities	277,524	2,726	(6,210)	274,040
Total	$414,283	$2,790	$(14,587)	$402,486

The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$—	$—
Over 1 year through 5 years	28,718	29,095
5 years to 10 years	23,097	22,955
Over 10 years	63,147	62,874
	114,962	114,924
Residential mortgage-backed securities	231,650	233,799
Total	$346,612	$348,723

The following table summarizes available-for-sale securities in an unrealized loss position as of June 30, 2019 and December 31, 2018.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2019
U.S. Government agencies	$3,982	$(18)	$—	$—	$3,982	$(18)
U.S. states and political divisions	1,150	(2)	41,595	(830)	42,745	(832)
Trust preferred securities	—	—	4,563	(232)	4,563	(232)
Corporate debt securities	—	—	999	(6)	999	(6)
Residential mortgage-backed securities	9,189	(20)	65,259	(904)	74,448	(924)
Totals	$14,321	$(40)	$112,416	$(1,972)	$126,737	$(2,012)
December 31, 2018
U.S. Government agencies	$1,487	$(19)	$21,849	$(415)	$23,336	$(434)
U.S. states and political divisions	2,351	(54)	75,234	(7,016)	77,585	(7,070)
Trust preferred securities	—	—	4,400	(381)	4,400	(381)
Corporate debt securities	6,009	(60)	6,354	(432)	12,363	(492)
Residential mortgage-backed securities	30,938	(152)	196,745	(6,058)	227,683	(6,210)
Totals	$40,785	$(285)	$304,582	$(14,302)	$345,367	$(14,587)
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
At June 30, 2019, there were 127 available-for-sale securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2019 and December 31, 2018 were attributable to changes in interest rates. No impairment charges on securities available-for-sale were recognized during the six months ended June 30, 2019 or 2018.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Proceeds from sales	$54,938	$24	$54,938	$24
Gross realized gains	1,122	—	1,122	—
Gross realized losses	(468)	(2)	(468)	(2)
Net gains (losses) on sales of securities	$654	$(2)	$654	$(2)
Investment securities with a carrying value of $25.2 million and $65.3 million were pledged to secure public funds and other borrowings at June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, Atlantic Capital had investments with a carrying value of $4.4 million and $4.4 million, respectively, in Small Business Investment Companies (“SBICs”) where Atlantic Capital is the limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the second quarter of 2019 and 2018, the Company recorded impairments in the amounts of $26,000 and $228,000, respectively, on these SBICs. The impairments resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the loan portfolio as of June 30, 2019 and December 31, 2018, is summarized below.

	June 30, 2019	December 31, 2018
	(in thousands)
Loans held for sale
Loans held for sale - discontinued operations	$—	$373,030
Loans held for sale	—	5,889
Total loans held for sale	$—	$378,919

Loans held for investment
Commercial loans:
Commercial and industrial	$701,566	$645,374
Commercial real estate	766,846	794,828
Construction and land	198,956	156,232
Mortgage warehouse participations	10,665	27,967
Total commercial loans	1,678,033	1,624,401
Residential:
Residential mortgages	31,338	32,800
Home equity	24,303	22,822
Total residential loans	55,641	55,622
Consumer	34,618	25,851
Other	24,126	24,712
Total loans	1,792,418	1,730,586
Less net deferred fees and other unearned income	(2,678)	(2,513)
Less allowance for loan losses	(18,186)	(17,851)
Loans held for investment, net	$1,771,554	$1,710,222
At June 30, 2019 and December 31, 2018, loans with a carrying value of $803.5 million and $752.7 million, respectively, were pledged as collateral to secure Federal Home Loan Bank of Atlanta (“FHLB”) advances and the Federal Reserve discount window.
At December 31, 2018, PCI loans were designated as held for sale for the Branch Sale. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30 for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Balance at beginning of period	$—	$2,409	$—	$2,316
Accretion	—	(301)	—	(599)
Reclassification of nonaccretable discount due to change in expected cash flows	—	197	—	293
Other changes, net	—	151	—	446
Balance at end of period	$—	$2,456	$—	$2,456

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At June 30, 2019, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $337,000 compared to $3.6 million at December 31, 2018.

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
The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2019 and 2018.

	2019				2018
Three Months Ended June 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$17,397	$447	$263	$18,107	$18,797	$828	$260	$19,885
Provision for loan losses	1,055	(283)	(74)	698	(283)	85	25	(173)
Loans charged-off	(635)	—	—	(635)	(50)	(102)	(10)	(162)
Recoveries	—	—	16	16	27	—	6	33
Total ending allowance balance	$17,817	$164	$205	$18,186	$18,491	$811	$281	$19,583

	2019				2018
Six Months Ended June 30,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$17,322	$292	$237	$17,851	$18,267	$802	$275	$19,344
Provision for loan losses	1,662	(127)	(23)	1,512	354	239	6	599
Loans charged-off	(1,184)	(9)	(37)	(1,230)	(176)	(230)	(13)	(419)
Recoveries	17	8	28	53	46	—	13	59
Total ending allowance balance	$17,817	$164	$205	$18,186	$18,491	$811	$281	$19,583
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
The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of June 30, 2019 and December 31, 2018.

June 30, 2019	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$514	$—	$—	$514
Collectively evaluated for impairment	17,303	164	205	17,672
Total ending allowance balance	$17,817	$164	$205	$18,186

Loans:
Loans individually evaluated for impairment	$17,439	$851	$—	$18,290
Loans collectively evaluated for impairment	1,660,594	54,790	58,744	1,774,128
Total ending loans balance	$1,678,033	$55,641	$58,744	$1,792,418

December 31, 2018	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$317	$—	$—	$317
Collectively evaluated for impairment	17,005	292	237	17,534
Total ending allowance balance	$17,322	$292	$237	$17,851

Loans:
Loans individually evaluated for impairment	$10,273	$161	$—	$10,434
Loans collectively evaluated for impairment	1,614,128	55,461	50,563	1,720,152
Total ending loans balance	$1,624,401	$55,622	$50,563	$1,730,586

The following table presents information on Atlantic Capital’s impaired loans for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019					2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,313	$4,313	$—	$4,359	$41	$4,522	$4,522	$—	$4,569	$57
Commercial real estate	2,603	2,441	—	2,497	51	1,740	1,577	—	1,584	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	197	151	—	154	—	255	210	—	210	1
Home equity	700	700	—	700	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$7,813	$7,605	$—	$7,710	$92	$6,517	$6,309	$—	$6,363	$58
Impaired loans with an allowance recorded:
Commercial and industrial	$2,682	$2,682	$336	$2,690	$—	$—	$—	$—	$—	$—
Commercial real estate	8,003	8,003	178	8,003	61	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$10,685	$10,685	$514	$10,693	$61	$—	$—	$—	$—	$—
Total impaired loans	$18,498	$18,290	$514	$18,403	$153	$6,517	$6,309	$—	$6,363	$58

	For the Six Months Ended June 30,
	2019					2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Balance of Recorded Investment While Impaired	Interest Income Recognized During Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$4,313	$4,313	$—	$4,402	$82	$4,522	$4,522	$—	$4,617	$116
Commercial real estate	2,603	2,441	—	2,516	51	1,740	1,577	—	1,584	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	197	151	—	156	—	255	210	—	212	2
Home equity	700	700	—	700	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$7,813	$7,605	$—	$7,774	$133	$6,517	$6,309	$—	$6,413	$118
Impaired loans with an allowance recorded:
Commercial and industrial	$2,682	$2,682	$336	$2,690	$—	$—	$—	$—	$—	$—
Commercial real estate	8,003	8,003	178	8,003	122	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$10,685	$10,685	$514	$10,693	$122	$—	$—	$—	$—	$—
Total impaired loans	$18,498	$18,290	$514	$18,467	$255	$6,517	$6,309	$—	$6,413	$118

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.
As of June 30, 2019 and December 31, 2018, the Company had a recorded investment in TDRs of $9.2 million and $8.2 million, respectively. The Company had commitments to lend additional funds of $0 and $28,000 on loans modified as TDRs, as of June 30, 2019 and December 31, 2018, respectively. During the three months ended June 30, 2019, the Company extended the amortization period for one commercial and industrial SBA loan, resulting in its reclassification as a TDR. Additionally, during the three months ended June 30, 2019, the Company restructured two commercial and industrial SBA loans to lower the payment amounts, resulting in their reclassification as TDRs. During the six months ended June 30, 2019, the Company granted payment deferrals on four SBA loans, three classified as commercial and industrial and one classified as commercial real estate, resulting in their reclassification as TDRs. During the same period, the Company granted an interest only forbearance on one commercial real estate loan to allow time for the pledged collateral to sell. This concession resulted in the reclassification of this loan as a TDR.
The Company did not modify any loans as TDRs during the three and six months ended June 30, 2018. Loans, by portfolio class, modified as TDRs during the three and six months ended June 30, 2019 are as follows.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
Three months ended June 30, 2019
Commercial and industrial	3	$382	$382
Total	3	$382	$382

Six months ended June 30, 2019
Commercial and industrial	6	$1,235	$1,235
Commercial real estate	2	926	926
Total	8	$2,161	$2,161
The Company did not forgive any principal on TDRs during the three and six month periods ended June 30, 2019 and 2018, and there were no subsequent defaults of previously identified TDRs.
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

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows. Total loans at December 31, 2018 includes loans held for sale - discontinued operations.

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
June 30, 2019
Commercial and industrial	$673,022	$5,283	$20,193	$3,068	$—	$701,566
Commercial real estate	746,832	3,663	14,509	390	1,452	766,846
Construction and land	198,956	—	—	—	—	198,956
Residential mortgages	30,949	—	—	238	151	31,338
Home equity	23,355	—	248	700	—	24,303
Mortgage warehouse	10,665	—	—	—	—	10,665
Consumer/Other	58,728	—	16	—	—	58,744
Total loans	$1,742,507	$8,946	$34,966	$4,396	$1,603	$1,792,418

	Pass	Special Mention	Substandard Accruing	Substandard Nonaccruing	Doubtful Nonaccruing	Total
	(in thousands)
December 31, 2018
Commercial and industrial	$671,992	$6,802	$22,777	$832	$—	$702,403
Commercial real estate	946,612	4,754	14,914	126	1,647	968,053
Construction and land	169,687	40	25	—	—	169,752
Residential mortgages	118,265	1,119	1,441	1,138	281	122,244
Home equity	54,707	92	294	499	—	55,592
Mortgage warehouse	22,192	5,775	—	—	—	27,967
Consumer/Other	57,268	66	97	174	—	57,605
Total loans	$2,040,723	$18,648	$39,548	$2,769	$1,928	$2,103,616

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by class of loans. Total loans at December 31, 2018 includes loans held for sale - discontinued operations.

	As of June 30, 2019
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$694,552	$3,841	$105	$3,068	$701,566
Commercial real estate	760,588	4,416	—	1,842	766,846
Construction and land	198,956	—	—	—	198,956
Residential mortgages	30,949	—	—	389	31,338
Home equity	23,355	—	248	700	24,303
Mortgage warehouse	10,665	—	—	—	10,665
Consumer	58,744	—	—	—	58,744
Total Loans	$1,777,809	$8,257	$353	$5,999	$1,792,418

	As of December 31, 2018
	Accruing Current	Accruing 30-89 Days Past Due	Accruing 90+ Days Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$692,308	$8,785	$478	$832	$702,403
Commercial real estate	963,579	2,701	—	1,773	968,053
Construction and land	169,752	—	—	—	169,752
Residential mortgages	119,932	893	—	1,419	122,244
Home equity	54,714	379	—	499	55,592
Mortgage warehouse	27,967	—	—	—	27,967
Consumer	57,371	59	1	174	57,605
Total Loans	$2,085,623	$12,817	$479	$4,697	$2,103,616

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill and other intangible assets as of June 30, 2019 and December 31, 2018 is summarized below:

	June 30,	December 31,
	2019	2018
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(6,100)	(5,853)
Less: impairment to date related to divested branches	(3,444)	(2,286)
Core deposit intangible, net - discontinued operations	—	1,405
Servicing assets, net	3,095	2,983
Total intangibles subject to amortization, net	3,095	4,388
Goodwill - discontinued operations	—	4,555
Goodwill - continuing operations	19,925	17,135
Total goodwill and other intangible assets, net	$23,020	$26,078

Based on a relative fair value analysis performed through the date of the Branch Sale, goodwill impairment in the amount of $1.8 million related to the Branch Sale was recorded during the second quarter of 2019. Goodwill impairment in the amount of $69,000 related to the sale of the trust business was recorded during the second quarter of 2018. The following table presents activity for goodwill and other intangible assets:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Goodwill	Core Deposit Intangible	Total	Goodwill	Core Deposit Intangible	Total
	(in thousands)
2019
Balance, beginning of period	$21,690	$1,158	$22,848	$21,690	$1,405	$23,095
Amortization	—	—	—	—	(247)	(247)
Impairment, due to Branch Sale	(1,765)	(1,158)	(2,923)	(1,765)	(1,158)	(2,923)
Balance, end of period	$19,925	$—	$19,925	$19,925	$—	$19,925

2018
Balance, beginning of period	$21,759	$2,291	$24,050	$21,759	$2,634	$24,393
Amortization	—	(319)	(319)	—	(662)	(662)
Impairment, due to trust business sale	(69)	—	(69)	(69)	—	(69)
Balance, end of period	$21,690	$1,972	$23,662	$21,690	$1,972	$23,662

Atlantic Capital recognized amortization expense on its core deposit intangible of $0 and $247,000 for the three and six months ended June 30, 2019, respectively, and $319,000 and $662,000 for the three and six months ended June 30, 2018, respectively, which was included in noninterest expense. The Company recorded impairment due to the Branch Sale totaling $1.2 million for the three and six months ended June 30, 2019. There were no events or circumstances that led management to believe that any impairment existed at June 30, 2019 in Atlantic Capital’s other intangible assets.

NOTE 8 – SERVICING ASSETS
SBA Servicing Assets
SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the balance of SBA loans sold and serviced by Atlantic Capital totaled $175.9 million and $161.5 million, respectively.
Changes in the balance of servicing assets for the three and six months ended June 30, 2019 and 2018 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
SBA Loan Servicing Assets	2019	2018	2019	2018
	(in thousands)
Beginning carrying value, net	$2,677	$2,872	$2,539	$2,635
Additions	327	248	625	619
Amortization	(278)	(293)	(438)	(427)
Impairment	—	—	—	—
Ending carrying value	$2,726	$2,827	$2,726	$2,827
At June 30, 2019 and December 31, 2018, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	June 30, 2019	December 31, 2018
	(dollars in thousands)
Fair value of retained servicing assets	$2,906	$2,630
Weighted average life	4.28 years	4.83 years
Prepayment speed:	13.40%	11.92%
Decline in fair value due to a 10% adverse change	$(148)	$(131)
Decline in fair value due to a 20% adverse change	$(250)	$(223)
Weighted average discount rate	12.56%	14.42%
Decline in fair value due to a 100 bps adverse change	$(105)	$(101)
Decline in fair value due to a 200 bps adverse change	$(169)	$(165)
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

TriNet Servicing Assets
Changes in the balance of TriNet servicing assets for the three and six months ended June 30, 2019 and 2018 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
TriNet Servicing Assets	2019	2018	2019	2018
	(in thousands)
Beginning carrying value, net	$406	$563	$444	$605
Additions	—	—	—	—
Amortization	(37)	(40)	(75)	(82)
Impairment	—	—	—	—
Ending carrying value	$369	$523	$369	$523
At June 30, 2019 and December 31, 2018, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	June 30, 2019	December 31, 2018
	(dollars in thousands)
Fair value of retained servicing assets	$475	$515
Weighted average life	6.02 years	6.48 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(6)	$(7)
Decline in fair value due to a 20% adverse change	$(12)	$(14)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(11)	$(13)
Decline in fair value due to a 200 bps adverse change	$(21)	$(25)
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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2019			June 30, 2019
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(3,882)	$972	$(2,910)	$(13,743)	$3,438	$(10,305)
Unrealized net gains (losses) on investment securities available-for-sale	6,090	(1,524)	4,566	14,562	(3,642)	10,920
Reclassification adjustment for net realized losses on investment securities available-for-sale	(654)	164	(490)	(654)	164	(490)
Unrealized net gains (losses) on derivatives	3,220	(805)	2,415	4,609	(1,153)	3,456
Accumulated other comprehensive income (loss) end of period	$4,774	$(1,193)	$3,581	$4,774	$(1,193)	$3,581

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018			June 30, 2018
	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Income Tax (Expense) Benefit	After-Tax Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(16,705)	$4,178	$(12,527)	$(6,274)	$2,415	$(3,859)
Reclassification of tax effects from AOCI	—	—	—	—	(844)	(844)
Unrealized net gains (losses) on investment securities available-for-sale	(2,386)	597	(1,789)	(10,937)	2,734	(8,203)
Reclassification adjustment for net realized losses on investment securities available-for-sale	2	(1)	1	2	(1)	1
Unrealized net gains (losses) on derivatives	(736)	184	(552)	(2,616)	654	(1,962)
Accumulated other comprehensive income (loss) end of period	$(19,825)	$4,958	$(14,867)	$(19,825)	$4,958	$(14,867)

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
The following table represents the earnings per share calculations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands, except share and per share amounts)
Net income from continuing operations	$7,009	$8,378	$13,449	$13,569
Net income (loss) from discontinued operations	22,143	(227)	21,080	(380)
Net income available to common shareholders	$29,152	$8,151	$34,529	$13,189

Weighted average shares outstanding
Basic (1)	23,888,381	26,010,914	24,369,106	25,881,587
Effect of dilutive securities:
Stock options, warrants and performance share awards	152,425	189,112	158,286	192,015
Diluted	24,040,806	26,200,026	24,527,392	26,073,602

Net income (loss) per common share - basic
Net income per common share - continuing operations	$0.29	$0.32	$0.55	$0.52
Net income (loss) per common share - discontinued operations	0.93	(0.01)	0.87	(0.01)
Net income per common share - basic	1.22	0.31	1.42	0.51
Net income (loss) per common share - diluted
Net income per common share - continuing operations	$0.29	$0.32	$0.55	$0.52
Net income (loss) per common share - discontinued operations	0.92	(0.01)	0.86	(0.01)
Net income per common share - diluted	1.21	0.31	1.41	0.51
(1) Unvested restricted shares are participating securities and included in basic share calculations.
Stock options outstanding of 150 at June 30, 2019 and 244 at June 30, 2018 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.
The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. At June 30, 2019, 23,293,465 shares of common stock were issued and outstanding. At December 31, 2018, 25,290,419 shares of common stock were issued and outstanding.
The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank paid dividends totaling $26.5 million to Atlantic Capital during the three and six months ended June 30, 2019. No dividends were paid by the Bank during the three or six months ended June 30, 2018. During the fourth quarter of 2018, the Bank paid a dividend totaling $30.0 million. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.
On November 14, 2018, the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock. The timing and amounts of any repurchases depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934. Atlantic Capital repurchased 1,121,221 and 2,078,516 shares during the three and six months ended June 30, 2019 for a total of

$19.5 million and $36.6 million, respectively. Since the announcement of the $85.0 million buyback program in November of 2018, Atlantic Capital has repurchased 2.9 million shares totaling $50.8 million.
NOTE 11 – DERIVATIVES AND HEDGING
Risk Management
Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.
Cash Flow Hedges
At June 30, 2019, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2019 and December 31, 2018, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $175.0 million and $100.0 million, respectively.
No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three and six months ended June 30, 2019 and 2018. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $24,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.
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
Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income. At June 30, 2019 and December 31, 2018, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $93.8 million and $109.5 million, respectively.
Atlantic Capital acquired a loan level hedging program, which First Security Group, Inc. (“First Security”) utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At June 30, 2019 and December 31, 2018, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $152.7 million and $166.8 million, respectively.
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
Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At June 30, 2019 and December 31, 2018, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $5.9 million and $5.1 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.
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
To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when

Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At June 30, 2019 and December 31, 2018, Atlantic Capital had credit risk participation agreements with a notional amount of $8.6 million and $9.5 million, respectively.
The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of June 30, 2019 and December 31, 2018:

Derivatives designated as hedging instruments under ASC 815

(in thousands)		June 30, 2019		December 31, 2018
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$125,000	$3,495	$—	$—

Cash flow hedge of LIBOR based loans	Other liabilities	$50,000	$102	$100,000	$2,029

Derivatives not designated as hedging instruments under ASC 815

(in thousands)		June 30, 2019		December 31, 2018
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer swap positions	Other assets	$46,917	$1,040	$54,760	$756
Zero premium collar	Other assets	76,348	4,001	83,385	1,205
		$123,265	$5,041	$138,145	$1,961

Dealer offsets to customer swap positions	Other liabilities	$46,917	$1,119	$54,760	$770
Dealer offset to zero premium collar	Other liabilities	76,348	4,298	83,385	1,226
Credit risk participation	Other liabilities	8,594	6	9,532	2
		$131,859	$5,423	$147,677	$1,998
The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018.

Derivatives not designated as hedging instruments under ASC 815

(in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Interest rate products	Other income / (expense)	$(231)	$14	$(341)	$122
Other contracts	Other income / (expense)	(2)	1	(3)	4
Total		$(233)	$15	$(344)	$126

Fee income	Other income / (expense)	$—	$5	$—	$8
The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and six months ended June 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)			Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion)
	2019	2018	Location	2019	2018	2019	2018	Location	2019	2018
Interest rate swaps	$1,823	$(717)	Interest income	$(8)	$19	$3,091	$(2,495)	Interest income	$(129)	$121

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT
There were no Federal Home Loan Bank borrowings outstanding as of December 31, 2018. Federal Home Loan Bank borrowings as of June 30, 2019 are as follows:

	June 30, 2019
	Balance	Interest Rate
	(in thousands)
FHLB short-term borrowings:
Fixed rate advance maturing July 8, 2019	$45,000	2.36%
Fixed rate advance maturing July 9, 2019	37,000	2.35%
Total	$82,000
Interest expense for FHLB borrowings for the three and six months ended June 30, 2019 was $270,000. Interest expense for FHLB borrowings for the three and six months ended June 30, 2018 was $766,000 and $1.3 million, respectively.
At June 30, 2019, the Company had available line of credit commitments with the FHLB totaling $856.7 million, with $82.0 million in outstanding FHLB advances. However, based on actual collateral pledged, $202.1 million was available. At June 30, 2019, the Company had an available line of credit based on the collateral available of $432.8 million with the Federal Reserve Bank of Atlanta. Interest expense on federal funds purchased for the three and six months ended June 30, 2019 totaled $168,000 and $286,000, respectively, and $88,000 and $168,000 for the three and six months ended June 30, 2018, respectively.
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
Subordinated debt is summarized as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	211	296
Subordinated debt, net	$49,789	$49,704
All subordinated debt outstanding at June 30, 2019 matures after more than five years.
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
As of June 30, 2019, approximately 3,379,000 additional awards were available to be granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
Risk‑free interest rate	2.27%	1.66%
Expected term in years	1.73-1.82	0.25
Expected stock price volatility	26.8%	24.2%
Dividend yield	—%	—%
The following table represents stock option activity for the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	442,454	$12.02
Granted/modified(1)	12,500	10.00
Exercised	(41,920)	11.48
Forfeited(1)	(38,500)	13.17
Expired	(7,594)	12.43
Outstanding, June 30, 2019	366,940	$11.87	2.59	$1,934

Exercisable, June 30, 2019	346,940	$11.69	2.37	$1,891

(1) During the six months ended June 30, 2019, the Company modified options for 12,500 shares. The modifications are included as shares granted/modified and as shares forfeited in this table.
Atlantic Capital recognized compensation expense relating to stock options of $52,000 and $133,000 for the three and six months ended June 30, 2019, respectively, and $40,000 and $98,000 for the three and six months ended June 30, 2018, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. In April 2018, the Company granted performance share awards to members of executive management under Atlantic Capital’s Long Term Incentive Plan (“LTIP”). The Company also granted restricted stock awards to certain employees and directors in 2019 under the 2015 Stock Incentive Plan.
The following table represents restricted stock and performance share award activity for the six months ended June 30, 2019:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	272,695	$18.09
Granted/modified(1)	130,093	19.54
Exercised	(64,011)	16.54
Forfeited(1)	(65,750)	18.38
Outstanding, June 30, 2019	273,027	$19.07

(1) During the six months ended June 30, 2019, the Company modified 4,719 restricted stock awards. The modifications are included as shares granted/modified and as shares forfeited in this table.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards is based on the fair value of Atlantic Capital’s stock at the grant date adjusted for market conditions, as well as the subsequent achievement of performance conditions over the vesting period. The value of restricted stock and performance share grants that are expected to vest is amortized into expense over the vesting period. For the three months ended June 30, 2019 and 2018, compensation expense of $216,000 and $413,000, respectively, was recognized related to restricted stock and performance share awards. For the six months ended June 30, 2019 and 2018, compensation expense of $707,000 and $814,000, respectively, was recognized related to restricted stock and performance share awards.
As of June 30, 2019, there was $2.4 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.17 years.
During the six months ended June 30, 2019, the Company modified options for 12,500 shares and 4,719 restricted stock awards to two individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $31,000 for the six months ended June 30, 2019.
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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three or six months ended June 30, 2019 and 2018.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

	Fair Value Measurements at June 30, 2019 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$21,863	$—	$21,863
U.S. states and political subdivisions	—	78,846	—	78,846
Trust preferred securities	—	4,562	—	4,562
Corporate debt securities	—	9,653	—	9,653
Mortgage-backed securities	—	233,799	—	233,799
Total securities available-for-sale	$—	$348,723	$—	$348,723
Interest rate derivative assets	$—	$8,536	$—	$8,536
Interest rate derivative liabilities	$—	$5,525	$—	$5,525

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$26,849	$—	$26,849
U.S. states and political subdivisions	—	84,834	—	84,834
Trust preferred securities	—	4,400	—	4,400
Corporate debt securities	—	12,363	—	12,363
Mortgage-backed securities	—	274,040	—	274,040
Total securities available-for-sale	$—	$402,486	$—	$402,486
Interest rate derivative assets	$—	$1,961	$—	$1,961
Interest rate derivative liabilities	$—	$4,027	$—	$4,027

For the six months ended June 30, 2019 and 2018, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

June 30, 2019	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$1,842	$1,842
SBIC Investments	—	—	4,433	4,433
Totals	$—	$—	$6,275	$6,275

December 31, 2018	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Total
	(in thousands)
Impaired Loans	$—	$—	$1,836	$1,836
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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at June 30, 2019 and December 31, 2018.

	Fair Value Measurements at June 30, 2019 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$24,206	$24,206	$—	$—
Interest bearing deposits in banks	52,932	52,932	—	—
Total securities available-for-sale	348,723	—	348,723	—
FHLB stock	6,165	—	—	6,165
Federal Reserve Bank stock	9,939	—	—	9,939
Loans held for investment, net	1,771,554	—	—	1,810,480
Derivative assets	8,536	—	8,536	—
Financial liabilities
Deposits	$1,851,531	$—	$1,796,404	$—
Federal funds purchased	35,000	35,000	—	—
Subordinated debt	49,789	—	50,083	—
FHLB advances	82,000	—	82,196	—
Derivative financial instruments	5,525	—	5,525	—

	Fair Value Measurements at December 31, 2018 Using:
	Carrying Value	Quoted Prices in Active markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial assets
Cash and due from banks	$42,895	$42,895	$—	$—
Interest-bearing deposits in other banks	216,040	216,040	—	—
Other short-term investments	9,457	9,457	—	—
Total securities available-for-sale	402,486	—	402,486	—
FHLB stock	2,622	—	—	2,622
Federal Reserve Bank stock	9,906	—	—	9,906
Loans held for investment, net	1,710,222	—	—	1,740,438
Loans held for sale	5,889	—	5,889	—
Loans held for sale - discontinued operations	373,030	—	373,030	—
Derivative assets	1,961	—	1,961	—
Financial liabilities
Deposits	$1,952,514	$—	$1,830,673	$—
Deposits to be assumed - discontinued operations	585,429	—	585,429	—
Securities sold under agreements to repurchase - discontinued operations	6,220	6,220	—	—
Subordinated debt	49,704	—	48,960	—
Derivative financial instruments	4,027	—	4,027	—

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
Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$628,801	$715,591
Standby letters of credit	8,758	15,650
	$637,559	$731,241

Minimum lease payments	$17,220	$22,014
The Company also had commitments related to investments in SBICs totaling $2.9 million and $3.2 million at June 30, 2019 and December 31, 2018, respectively.
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
NOTE 16 – REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2, Accounting Standards Updates and Recently Adopted Standards, the implementation of the new standard did not result in any significant changes to the Company’s methodology of recognizing revenue; as such, the Company recorded an immaterial cumulative effect adjustment to first quarter 2018 opening retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.
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

Service Charges on Deposit Accounts
Service charges represent general service fees for monthly account maintenance and activity, or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed, such as a wire transfer or ATM withdrawal. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Deposit account analysis fees and charges	$676	$550	$1,222	$1,036
ATM fees	(8)	56	39	106
NSF fees	8	28	22	66
Wire fees	102	102	212	193
Foreign exchange fees	92	89	165	126
Other	—	3	4	8
Total service charges - continuing operations	870	828	1,664	1,535
Service charges - discontinued operations	46	480	527	965
Total service charges	$916	$1,308	$2,191	$2,500
Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. During the second quarter of 2018, Atlantic Capital sold its trust business, Southeastern Trust Company. The following table presents trust income by type of service provided for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Personal trust and agency accounts	$—	$303	$—	$616
Employee benefit and retirement-related trust and agency accounts	—	60	—	120
Investment management and investment advisory agency accounts	—	110	—	217
Custody and safekeeping accounts	—	13	—	26
Other	—	21	—	46
	$—	$507	$—	$1,025
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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.
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
The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of June 30, 2019, operating lease ROU assets and liabilities were $10.4 million and $14.4 million, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets.  Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component.
The table below summarizes the Company’s net lease cost:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Operating lease cost	$461	$1,126
Short-term lease cost	12	26
Sublease income	(42)	(116)
Net lease cost	$431	$1,036

The tables below summarize other information related to the Company’s operating leases:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$522	$1,043
Right-of-use assets obtained in exchange for new finance lease liabilities	716	15,207

June 30, 2019
Weighted-average remaining lease term - operating leases	9.2 years

Weighted-average discount rate - operating leases	3.3%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2019
Twelve Months Ended:	(in thousands)
June 30, 2020	$2,227
June 30, 2021	1,886
June 30, 2022	1,935
June 30, 2023	1,780
June 30, 2024	1,523
Thereafter	7,869
Total future minimum lease payments	17,220
Less: Interest	(2,777)
Present value of net future minimum lease payments	$14,443
On April 5, 2019, Atlantic Capital completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches. Eight of these properties were owned by Atlantic Capital and six were leased. The Company’s ROU asset and lease liability were reduced during the second quarter of 2019 by $3.6 million and $4.1 million, respectively, as a result of this divestiture.

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
The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the cost savings from our exit of the Tennessee and northwest Georgia markets may not be fully realized or may take longer to realize than expected;

•	the funding impact from the loss of deposits following the sale of our Tennessee and northwest Georgia branches;

•	our strategic decision to focus on the greater Atlanta market may not positively impact our financial condition in the expected timeframe, or at all;

•	costs associated with our growth and hiring initiatives in the Atlanta market area;

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

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

•	our ability to determine accurate values of certain assets and liabilities;

•	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;

•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;

•	the impact of the transition from LIBOR and our ability to adequately manage such transition;

•	adequacy of our risk management program;

•	increased competitive pressure due to consolidation in the financial services industry;

•	risks related to security breaches, cybersecurity attacks, and other significant disruptions in our information technology systems;

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017; and

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
Non-GAAP Financial Measures.
This Form 10-Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Atlantic Capital management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin; (iv) taxable equivalent net interest income from continuing operations; (v) taxable equivalent net interest margin from continuing operations (vi) net interest income after provision for loan losses-taxable equivalent; (vii) income before income taxes-taxable equivalent; and (viii) income tax expense-taxable equivalent. Management uses these non-GAAP financial measures because it believes they provide a greater understanding of ongoing performance and operations, enhance comparability with prior periods, and provide users of our financial information with a meaningful measure for assessing our financial results and credit trends. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as an alternative to any measure of performance or financial condition as determined in accordance with GAAP. In addition, non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures presented by other companies. Investors should consider Atlantic Capital’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. A reconciliation of these non-GAAP financial measures to GAAP financial measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY
On April 5, 2019, the Bank completed the previously disclosed sale of all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank (the “Branch Sale”). In connection with the Branch Sale, FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans. FirstBank paid a deposit premium equal to 6.25% of the balance of assumed deposits, less a discount of 0.68% of purchased loans. The income and expenses related to these branches are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations. Net income from discontinued operations in the second quarter of 2019 included a gain on sale of branches of $34.5 million and divestiture expenses of $3.6 million.
Atlantic Capital reported net income from continuing operations of $7.0 million for the second quarter of 2019 compared to net income from continuing operations of $8.4 million for the second quarter of 2018. Diluted income per common share from continuing operations was $0.29 for the second quarter of 2019, compared to $0.32 for the same period in 2018.
For the six months ended June 30, 2019, Atlantic Capital reported net income from continuing operations of $13.4 million. This compared to net income from continuing operations of $13.6 million for the six months ended June 30, 2018. Diluted income per common share from continuing operations was $0.55 for the six months ended June 30, 2019 compared to $0.52 for the same period in 2018.
The decrease in net income from continuing operations for the three months ended June 30, 2019, compared to the same period in 2018, was primarily attributable to a $1.5 million, or 34%, decrease in noninterest income from continuing operations due to a $1.7 million gain on the sale of Southeastern Trust Company in the second quarter of 2018.
For the six months ended June 30, 2019 compared to the first six months of 2018, the decrease in net income from continuing operations was primarily attributable to a $2.4 million, or 31%, decrease in noninterest income from continuing operations and a $1.1 million, or 4%, increase in noninterest expense from continuing operations.
Taxable equivalent net interest income from continuing operations was $20.0 million for the second quarter of 2019, compared to $18.5 million for the second quarter of 2018. Taxable equivalent net interest margin from continuing operations increased to 3.61% for the three months ended June 30, 2019 from 3.51% for the three months ended June 30, 2018. For the six months ended June 30, 2019, taxable equivalent net interest income was $40.5 million compared to $36.1 million for the same period of 2018. Taxable equivalent net interest margin increased to 3.73% for the six months ended June 30, 2019 from 3.45% for the six months ended June 30, 2018. The margin increase for the three and six months ended June 30, 2019 compared to the prior year was primarily due to increases in the Federal Funds rate.
Provision for loan losses for the quarter ended June 30, 2019 totaled $698,000, an increase of $871,000 from the quarter ended June 30, 2018. The increase was primarily related to an increase in net charge-offs as well as an increase in specific reserve impairments. For the six months ended June 30, 2019, Atlantic Capital’s provision for loan losses was $1.5 million compared to a provision of $599,000 for the first six months of 2018. The increase was primarily due to higher levels of net charge-offs for the six months ended June 30, 2019 compared to the first six months of 2018.
Noninterest income from continuing operations decreased $1.5 million, or 34%, to $2.9 million from the second quarter of 2018. The decrease was primarily due to the $1.7 million gain on the sale of Southeastern Trust Company in the second quarter of 2018. Also contributing to the decrease was a $507,000, or 100%, decrease in trust income due to the sale of the trust business in the second quarter of 2018. This was offset by a $656,000 increase in gain on sale of investment securities.
For the first six months of 2019, noninterest income from continuing operations decreased $2.4 million, or 31%, to $5.3 million. The decrease was primarily due to the $1.7 million gain on the sale of Southeastern Trust Company in the second quarter of 2018. Also contributing to the decrease was a $1.0 million, or 100%, decrease in trust income due to the sale of the trust business in the second quarter of 2018. This was partially offset by a $656,000 increase in gain on sale of investment securities.
For the second quarter of 2019, noninterest expense from continuing operations increased $631,000, or 5%, to $13.3 million compared to the second quarter of 2018. The most significant component of the increase was a $618,000, or 8%, increase in salaries and employee benefits primarily related to an increase in severance and medical insurance expense.
Noninterest expense from continuing operations totaled $27.0 million for the six months ended June 30, 2019, compared to $25.9 million for the same period in 2018. The most significant component of the increase was an $881,000, or 5%, increase in salaries and employee benefits primarily related to severance and medical insurance costs.

Table 1 - Quarterly Selected Financial Data(1)
(dollars in thousands, except share and per share data; taxable equivalent)

	2019		2018			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2019	2018
INCOME SUMMARY(1)
Interest income(2)	$26,686	$26,297	$26,725	$24,114	$22,934	$52,983	$44,316
Interest expense	6,709	5,773	5,560	4,720	4,392	12,482	8,233
Net interest income	19,977	20,524	21,165	19,394	18,542	40,501	36,083
Provision for loan losses	698	814	502	845	(173)	1,512	599
Net interest income after provision for loan losses	19,279	19,710	20,663	18,549	18,715	38,989	35,484
Noninterest income	2,941	2,336	164	2,255	4,466	5,277	7,628
Noninterest expense	13,254	13,795	12,208	11,872	12,623	27,049	25,911
Income from continuing operations before income taxes	8,966	8,251	8,619	8,932	10,558	17,217	17,201
Income tax expense	1,957	1,811	1,136	1,934	2,180	3,768	3,632
Net income from continuing operations	7,009	6,440	7,483	6,998	8,378	13,449	13,569
Income (loss) from discontinued operations, net of tax	22,143	(1,063)	1,347	(485)	(227)	21,080	(380)
Net income	$29,152	$5,377	$8,830	$6,513	$8,151	$34,529	$13,189

PER SHARE DATA
Basic earnings (loss) per share - continuing operations	$0.29	$0.26	$0.29	$0.27	$0.32	$0.55	$0.52
Basic earnings (loss) per share - discontinued operations	0.93	(0.04)	0.05	(0.02)	(0.01)	0.87	(0.01)
Basic earnings (loss) per share	1.22	0.22	0.34	0.25	0.31	1.42	0.51

Diluted earnings (loss) per share - continuing operations	$0.29	$0.26	$0.29	$0.27	$0.32	$0.55	$0.52
Diluted earnings (loss) per share - discontinued operations	0.92	(0.04)	0.05	(0.02)	(0.01)	0.86	(0.01)
Diluted earnings (loss) per share	1.21	0.21	0.34	0.25	0.31	1.41	0.51

PERFORMANCE MEASURES
Return on average equity	34.38%	6.80%	10.90%	8.07%	10.46%	21.07%	8.59%
Return on average assets	4.79	0.77	1.21	0.92	1.20	2.64	0.98
Taxable equivalent net interest margin - continuing operations	3.61	3.74	3.66	3.48	3.51	3.73	3.45
Efficiency ratio - continuing operations	58.06	60.61	57.50	55.09	55.10	59.33	59.55
Equity to assets	14.09	11.23	10.95	11.11	11.77	14.09	11.77

ASSET QUALITY
Allowance for loan losses to loans held for investment(3)	1.02%	1.04%	1.03%	1.00%	1.01%	1.02%	1.01%
Net charge-offs	$619	$558	$(3)	$(15)	$129	$1,177	$360
Net charge-offs to average loans(4)	0.14%	0.11%	—%	—%	0.03%	0.12%	0.04%
NPAs to total assets	0.31	0.40	0.20	0.13	0.14	0.31	0.14

(1) On April 5, 2019, Atlantic Capital completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The mortgage business and branches sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for periods presented prior to December 31, 2018. (2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate. (3) The ratios for the first and second quarters of 2019 and fourth quarter 2018 are calculated on a continuing operations basis. Prior period ratios have not been retrospectively adjusted for the impact of discontinued operations. (4) Annualized.

Table 1 - Quarterly Selected Financial Data(1)
(dollars in thousands, except share and per share data; taxable equivalent)

	2019		2018			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2019	2018
AVERAGE BALANCES
Total loans	$1,800,001	$2,089,465	$2,076,853	$1,963,817	$1,927,063	$1,943,933	$1,932,975
Investment securities	360,047	400,101	450,465	461,348	454,634	379,964	454,277
Total assets	2,440,502	2,829,072	2,891,327	2,805,740	2,718,071	2,633,713	2,711,483
Deposits	1,947,426	2,387,104	2,380,861	2,254,072	2,135,825	2,166,052	2,144,805
Shareholders’ equity	340,119	320,812	321,348	320,090	312,543	330,519	309,698
Number of common shares - basic	23,888,381	24,855,171	25,919,445	26,103,397	26,010,914	24,369,106	25,881,587
Number of common shares - diluted	24,040,806	25,019,384	26,043,799	26,254,772	26,200,026	24,527,392	26,073,602

AT PERIOD END
Total loans	$1,789,740	$2,120,866	$2,106,992	$2,040,320	$1,935,923	$1,789,740	$1,935,923
Investment securities	348,723	402,640	402,486	465,756	453,968	348,723	453,968
Total assets	2,389,680	2,855,887	2,955,440	2,882,721	2,690,674	2,389,680	2,690,674
Deposits	1,851,531	2,440,448	2,544,163	2,379,824	2,066,587	1,851,531	2,066,587
Shareholders’ equity	336,715	320,627	323,653	320,237	316,770	336,715	316,770
Number of common shares outstanding	23,293,465	24,466,964	25,290,419	26,103,666	26,102,217	23,293,465	26,102,217

(1) On April 5, 2019, Atlantic Capital completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches subsequently sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for periods presented prior to December 31, 2018.

Non-GAAP Performance Measures Reconciliation
(dollars in thousands)
	2019		2018			For the six months ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2019	2018
Taxable equivalent interest income reconciliation
Interest income - GAAP	$26,598	$26,197	$26,628	$24,017	$22,836	$52,795	$44,115
Taxable equivalent adjustment	88	100	97	97	98	188	201
Interest income - taxable equivalent	$26,686	$26,297	$26,725	$24,114	$22,934	$52,983	$44,316

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$19,889	$20,424	$21,068	$19,297	$18,444	$40,313	$35,882
Taxable equivalent adjustment	88	100	97	97	98	188	201
Net interest income - taxable equivalent	$19,977	$20,524	$21,165	$19,394	$18,542	$40,501	$36,083

Taxable equivalent net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$19,191	$19,610	$20,566	$18,452	$18,617	$38,801	$35,283
Taxable equivalent adjustment	88	100	97	97	98	188	201
Net interest income after provision for loan losses - taxable equivalent	$19,279	$19,710	$20,663	$18,549	$18,715	$38,989	$35,484

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$8,878	$8,151	$8,522	$8,835	$10,460	$17,029	$17,000
Taxable equivalent adjustment	88	100	97	97	98	188	201
Income before income taxes - taxable equivalent	$8,966	$8,251	$8,619	$8,932	$10,558	$17,217	$17,201

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$1,869	$1,711	$1,039	$1,837	$2,082	$3,580	$3,431
Taxable equivalent adjustment	88	100	97	97	98	188	201
Income tax expense - taxable equivalent	$1,957	$1,811	$1,136	$1,934	$2,180	$3,768	$3,632

Taxable equivalent net interest margin reconciliation - continuing operations
Net interest margin - GAAP - continuing operations	3.60%	3.72%	3.64%	3.46%	3.49%	3.71%	3.43%
Impact of taxable equivalent adjustment	0.01	0.02	0.02	0.02	0.02	0.02	0.02
Net interest margin - taxable equivalent - continuing operations	3.61%	3.74%	3.66%	3.48%	3.51%	3.73%	3.45%

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.54%	3.66%	3.60%	3.45%	3.52%	3.61%	3.51%
Impact of taxable equivalent adjustment	0.02	0.02	0.02	0.02	0.02	0.01	0.01
Net interest margin - taxable equivalent	3.56%	3.68%	3.62%	3.47%	3.54%	3.62%	3.52%

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
Taxable equivalent net interest income from continuing operations for the second quarter of 2019 totaled $20.0 million, a $1.4 million, or 8%, increase compared to the second quarter of 2018. This increase was primarily driven by a $3.8 million, or 16%, increase in taxable equivalent interest income from continuing operations. The change in taxable equivalent interest income from continuing operations primarily resulted from a $4.3 million, or 22%, increase in interest income on loans, resulting from increases in the Federal Funds rate and an increase in average loan balances. Net accretion income on the acquired loans discount totaled $175,000 for the three months ended June 30, 2019, compared to $331,000 for the same period in 2018.
Due to the $167 million in cash paid to the buyer at the closing of the Branch Sale, Atlantic Capital restructured the balance sheet following the transaction with a combination of excess cash, proceeds from sold securities, FHLB borrowings, and brokered deposits.
Interest expense from continuing operations for the three months ended June 30, 2019 totaled $6.7 million, a $2.3 million, or 53%, increase from the same period of 2018. The rate paid on interest bearing liabilities increased 50 basis points from the second quarter of 2018 to the second quarter of 2019, driven by an increase in interest rates on deposits and other borrowings resulting from increases in the Federal Funds rate.
Taxable equivalent net interest income from continuing operation for the six months ended June 30, 2019 totaled $40.5 million, a $4.4 million, or 12%, increase compared to the same period in 2018. This increase was primarily driven by an $8.7 million, or 20%, increase in taxable equivalent interest income from continuing operations. The change in taxable equivalent interest income from continuing operations primarily resulted from a $9.1 million, or 24%, increase in interest income on loans, resulting from increases in the Fed Funds rate and an increase in average loan balances.
Interest expense from continuing operations for the six months ended June 30, 2019 totaled $12.5 million, a $4.2 million, or 52%, increase from the same period of 2018, primarily due to a $5.1 million, or 100%, increase in interest paid on deposits. The rate paid on interest bearing liabilities increased 59 basis points from the first six months of 2018 to the same period of 2019, driven by an increase in interest rates on deposits and other borrowings.
Taxable equivalent net interest margin from continuing operations increased to 3.61% for the three months ended June 30, 2019 compared to 3.51% for the three months ended June 30, 2018. Taxable equivalent net interest margin from continuing operations for the six months ended June 30, 2019 increased to 3.73% compared to 3.45% for the six months ended June 30, 2018. The primary reason for the increase in taxable equivalent net interest margin from continuing operations for the three and six month periods was higher interest rates on loans resulting from Federal Funds rate increases.

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

Table 2 - Average Balance Sheets and Net Interest Analysis
(dollars in thousands; taxable equivalent)
	Three months ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$70,628	$450	2.56%	$97,501	$562	2.31%
Other short-term investments	3,993	32	3.21	9,262	64	2.77
Investment securities:
Taxable investment securities	280,639	1,848	2.64	378,291	2,212	2.35
Non-taxable investment securities(1)	79,408	579	2.92	76,343	573	3.01
Total investment securities	360,047	2,427	2.70	454,634	2,785	2.46
Loans - continuing operations	1,769,803	23,554	5.34	1,540,351	19,269	5.02
FHLB and FRB stock	14,435	223	6.20	19,357	254	5.26
Total interest-earning assets - continuing operations	2,218,906	26,686	4.82	2,121,105	22,934	4.34
Loans held for sale - discontinued operations	30,198	47	0.62	386,712	4,510	4.68
Total interest-earning assets	2,249,104	26,733	4.77	2,507,817	27,444	4.39
Non-earning assets	191,398			210,254
Total assets	$2,440,502			$2,718,071
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,175,237	4,733	1.62	932,991	2,222	0.96
Time deposits	32,358	50	0.62	9,855	25	1.02
Brokered deposits	106,524	665	2.50	100,425	468	1.87
Total interest-bearing deposits	1,314,119	5,448	1.66	1,043,271	2,715	1.04
Total borrowings	70,770	438	2.48	180,699	853	1.89
Total long-term debt	49,761	823	6.63	49,592	823	6.66
Total interest-bearing liabilities - continuing operations	1,434,650	6,709	1.88	1,273,562	4,391	1.38
Interest-bearing liabilities - discontinued operations	36,255	86	0.95	464,598	941	0.81
Total interest-bearing liabilities	1,470,905	6,795	1.85	1,738,160	5,332	1.23
Demand deposits	587,957			489,722
Demand deposits - discontinued operations	9,851			143,391
Other liabilities	31,670			34,255
Shareholders' equity	340,119			312,543
Total liabilities and shareholders' equity	$2,440,502			$2,718,071
Net interest spread - continuing operations			2.94%			2.96%
Net interest income and net interest margin - continuing operations(2)		$19,977	3.61%		$18,543	3.51%
Net interest income and net interest margin(2)		$19,938	3.56%		$22,112	3.54%

Non-taxable equivalent net interest margin			3.54%			3.52%

(1) Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2) Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)
(dollars in thousands; taxable equivalent)
	Six months ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate	Average Balance	Interest Income/ Expense	Tax Equivalent Yield/Rate
Assets
Interest bearing deposits in other banks	$81,339	$913	2.26%	$87,907	$959	2.20%
Other short-term investments	7,815	118	3.04	9,801	127	2.61
Investment securities:
Taxable investment securities	300,255	3,962	2.66	377,038	4,328	2.31
Non-taxable investment securities(1)	79,709	1,196	3.03	77,239	1,152	3.01
Total investment securities	379,964	5,158	2.74	454,277	5,480	2.43
Loans - continuing operations	1,708,549	46,306	5.47	1,538,504	37,241	4.88
FHLB and FRB stock	13,487	488	7.30	18,630	509	5.51
Total interest-earning assets - continuing operations	2,191,154	52,983	4.88	2,109,119	44,316	4.24
Loans held for sale - discontinued operations	235,384	4,588	3.93	394,471	9,213	4.71
Total interest-earning assets	2,426,538	57,571	4.78	2,503,590	53,529	4.31
Non-earning assets	207,175			207,893
Total assets	$2,633,713			$2,711,483
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,125,253	8,988	1.61	933,699	4,139	0.89
Time deposits	11,049	88	1.61	9,828	53	1.09
Brokered deposits	93,903	1,203	2.58	109,058	947	1.75
Total interest-bearing deposits	1,230,205	10,279	1.68	1,052,585	5,139	0.98
Total borrowings	43,798	556	2.56	166,402	1,442	1.75
Total long-term debt	49,740	1,647	6.68	49,571	1,652	6.72
Total interest-bearing liabilities - continuing operations	1,323,743	12,482	1.90	1,268,558	8,233	1.31
Interest-bearing liabilities - discontinued operations	290,515	1,502	1.04	461,331	1,564	0.68
Total interest-bearing liabilities	1,614,258	13,984	1.75	1,729,889	9,797	1.14
Demand deposits	571,669			496,239
Demand deposits - discontinued operations	79,156			139,667
Other liabilities	38,111			35,990
Shareholders' equity	330,519			309,698
Total liabilities and shareholders' equity	$2,633,713			$2,711,483
Net interest spread - continuing operations			2.98%			2.94%
Net interest income and net interest margin - continuing operations(2)		$40,501	3.73%		$36,083	3.45%
Net interest income and net interest margin(2)		$43,587	3.62%		$43,732	3.52%

Non-taxable equivalent net interest margin			3.61%			3.51%

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

Table 3 - Changes in Taxable Equivalent Net Interest Income
(dollars in thousands)
	Three Months Ended June 30, 2019 Compared to 2018 Increase (decrease) Due to Changes in:			Six Months Ended June 30, 2019 Compared to 2018 Increase (decrease) Due to Changes in:
	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Interest earning assets
Interest bearing deposits in other banks	$(171)	$59	$(112)	$(74)	$28	$(46)
Other short-term investments	(42)	10	(32)	(30)	21	(9)
Investment securities:
Taxable investment securities	(643)	279	(364)	(1,013)	647	(366)
Non-taxable investment securities	22	(16)	6	37	7	44
Total investment securities	(621)	263	(358)	(976)	654	(322)
Loans - continuing operations	3,054	1,231	4,285	4,609	4,456	9,065
FHLB and FRB stock	(76)	45	(31)	(186)	165	(21)
Total interest-earning assets - continuing operations	2,144	1,608	3,752	3,343	5,324	8,667
Loans held for sale - discontinued operations	(555)	(3,908)	(4,463)	(3,101)	(1,524)	(4,625)
Total interest-earning assets	1,589	(2,300)	(711)	242	3,800	4,042

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	976	1,535	2,511	1,530	3,319	4,849
Time deposits	35	(10)	25	10	24	34
Brokered deposits	38	159	197	(194)	450	256
Total interest-bearing deposits	1,049	1,684	2,733	1,346	3,793	5,139
Total borrowings	(680)	265	(415)	(1,623)	738	(885)
Total long-term debt	3	(3)	—	6	(11)	(5)
Total interest-bearing liabilities - continuing operations	372	1,946	2,318	(271)	4,520	4,249
Interest-bearing liabilities - discontinued operations	(1,016)	161	(855)	(883)	821	(62)
Total interest-bearing liabilities	(644)	2,107	1,463	(1,154)	5,341	4,187

Change in net interest income - continuing operations	$1,772	$(338)	$1,434	$3,614	$804	$4,418
Change in net interest income	$2,233	$(4,407)	$(2,174)	$1,396	$(1,541)	$(145)
Provision for Loan Losses
Management considers a number of factors in determining the required level of the allowance for loan losses and the provision required to achieve what is believed to be appropriate reserve level, including historical loss experience, loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations, and economic and market trends. The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that it considered adequate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended June 30, 2019, the provision for loan losses from continuing operations was $698,000, an increase of $871,000 compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, the provision for loan losses from continuing operations was $1.5 million, an increase of $913,000 compared to the six months ended June 30, 2018.

The higher provision for the three and six months ended June 30, 2019, compared to the same periods in 2018, was primarily related to an increase in net charge-offs as well as an increase in specific reserve impairments. At June 30, 2019, nonperforming loans totaled $6.4 million compared to $2.4 million at June 30, 2018. Net loan charge-offs were 0.14% and 0.12%, respectively, of average loans (annualized) for the three and six months ended June 30, 2019 compared to 0.03% and 0.04%, respectively, for the three and six months ended June 30, 2018. The allowance for loan losses to total loans at June 30, 2019 was 1.02%, compared to 1.01% at June 30, 2018.
Noninterest Income
Noninterest income for the three and six months ended June 30, 2019 was $37.4 million and $40.6 million, respectively, an increase of $32.1 million compared to the second quarter of 2018, and an increase of $31.3 million from the six months ended June 30, 2018. Noninterest income from continuing operations for the three and six months ended June 30, 2019 was $2.9 million and $5.3 million, respectively, compared to $4.5 million and $7.6 million for the comparable periods of the prior year. The following table presents the components of noninterest income.

Table 4 - Noninterest Income
(dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Service charges	$870	$828	$42	5%	$1,664	$1,535	$129	8%
Securities gains (losses), net	654	(2)	656	(32,800)	654	(2)	656	(32,800)
Gain (loss) on sales of other assets	(10)	(166)	156	(94)	(13)	(212)	199	(94)
Trust income	—	507	(507)	(100)	—	1,025	(1,025)	(100)
Derivatives income (loss)	(233)	20	(253)	(1,265)	(344)	134	(478)	(357)
Bank owned life insurance	389	378	11	3	749	747	2	—
SBA lending activities	1,096	997	99	10	2,182	2,299	(117)	(5)
Gain on sale of trust business	—	1,681	(1,681)	(100)	—	1,681	(1,681)	(100)
Other noninterest income	175	223	(48)	(22)	385	421	(36)	(9)
Total noninterest income - continuing operations	2,941	4,466	(1,525)	(34)	5,277	7,628	(2,351)	(31)
Noninterest income - discontinued operations	34,499	865	33,634	3,888	35,289	1,686	33,603	1,993
Noninterest income	$37,440	$5,331	$32,109	602%	$40,566	$9,314	$31,252	336%
Service charges from continuing operations for the three months ended June 30, 2019 totaled $870,000, an increase of $42,000, or 5%, from the same period in 2018. For the six months ended June 30, 2019, service charges from continuing operations totaled $1.7 million, an increase of $129,000, or 8%, from the first six months of 2018. The increase for the first six months of 2019 compared to the same period in 2018 was primarily due to higher analysis fees in the payments business and higher foreign exchange fees.
Securities gains from continuing operations for the six months ended June 30, 2019 totaled $654,000, an increase of $656,000 from the first six months of 2018, as a result of the balance sheet realignment due to the Branch Sale.
Trust income for the three and six months ended June 30, 2019 decreased $507,000, or 100%, and $1.0 million, or 100%, respectively, compared to the same periods in 2018 due to the sale of the trust business in the second quarter of 2018.
Derivatives income (loss) for the second quarter of 2019 was a loss of $233,000, a decrease of $253,000 from the same period in 2018. The decrease was primarily due to a decrease in credit valuation adjustment income of $245,000. For the six months ended June 30, 2019, derivatives income decreased $478,000 from the same period in 2018 primarily due to a decrease in credit valuation adjustment income of $465,000.
Income from SBA lending activities for the second quarter of 2019 increased $99,000, or 10%, from the same period in 2018, due to an increase in loan balances sold. During the three months ended June 30, 2019 and 2018, guaranteed portions of 31 and 19 SBA loans totaling $16.9 million and $13.9 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first six months of 2019 decreased $117,000, or 5%, from the same period in 2018, due to lower premiums paid. During the six months ended June 30, 2019 and 2018, guaranteed portions of 60 and 36 SBA loans with principal balances of $32.6 million and $29.3 million, respectively, were sold in the secondary market.

Noninterest income from discontinued operations increased $33.6 million for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to a $34.5 million gain in connection with the Branch Sale.
Noninterest Expense
Noninterest expense for the second quarter of 2019 was $17.6 million, an increase of $246,000, or 1%, from the second quarter of 2018. For the six months ended June 30, 2019, noninterest expense totaled $36.7 million, an increase of $981,000, or 3%, from the same period in 2018. Noninterest expense from continuing operations for the three and six months ended June 30, 2019 was $13.3 million and $27.0 million, respectively, compared to $12.6 million and $25.9 million for the comparable periods of the prior year. The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense
(dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Salaries and employee benefits	$8,529	$7,911	$618	8%	$17,742	$16,861	$881	5%
Occupancy	689	700	(11)	(2)	1,328	1,585	(257)	(16)
Equipment and software	753	701	52	7	1,492	1,287	205	16
Professional services	792	943	(151)	(16)	1,567	1,768	(201)	(11)
Postage, printing and supplies	29	44	(15)	(34)	77	81	(4)	(5)
Communications and data processing	662	657	5	1	1,337	1,338	(1)	—
Marketing and business development	233	135	98	73	459	275	184	67
FDIC premiums	175	143	32	22	410	251	159	63
Other noninterest expense	1,392	1,389	3	—	2,637	2,465	172	7
Total noninterest expense	13,254	12,623	631	5	27,049	25,911	1,138	4
Noninterest expense - discontinued operations	4,353	4,738	(385)	(8)	9,685	9,842	(157)	(2)
Noninterest expense	$17,607	$17,361	$246	1%	$36,734	$35,753	$981	3%
Salaries and employee benefits expense from continuing operations for the three months ended June 30, 2019 totaled $8.5 million, an increase of $618,000, or 8%, from the same period in 2018. For the first six months of 2019, salaries and employee benefits totaled $17.7 million, an increase of $881,000, or 5%, from the first six months of 2018. The increase for the three and six months ended June 30, 2019, was primarily attributable to severance expense unrelated to the Branch Sale, and an increase in medical insurance expense. Full time equivalent headcount totaled 199 at June 30, 2019, compared to 331 at June 30, 2018, a net decrease of 132 positions, primarily due to a reduction in retail and support staff related to the Branch Sale.
Occupancy costs from continuing operations were $689,000 for the second quarter of 2019, a decrease of $11,000, or 2%, compared to the second quarter of 2018. For the six months ended June 30, 2019, occupancy costs were $1.3 million, a decrease of $257,000, or 16%, from the first six months of 2018. The decrease for the six months ended June 30, 2019, was the result of higher rent expense in the second quarter of 2018 due to the overlap of leases and their expenses from the relocation of the Atlanta headquarters.
Equipment and software costs from continuing operations were $753,000 for the second quarter of 2019, an increase of $52,000, or 7%, compared to the second quarter of 2018. For the six months ended June 30, 2019, equipment and software costs from continuing operations were $1.5 million, an increase of $205,000, or 16%, from the first six months of 2018. The increase for both periods was the result of additional investments in technology.
Professional services costs from continuing operations were $792,000 for the second quarter of 2019, a decrease of $151,000, or 16%, compared to the second quarter of 2018. For the six months ended June 30, 2019, professional services costs from continuing operations were $1.6 million, a decrease of $201,000, or 11%, from the first six months of 2018. The decrease for both periods was primarily due to lower consultant fees.
FDIC premiums from continuing operations were $175,000 for the second quarter of 2019, an increase of $32,000, or 22%, compared to the second quarter of 2018. For the six months ended June 30, 2019, FDIC premiums were $410,000, an increase of $159,000, or 63%, from the first six months of 2018. The increase for the three and six months ended June 30, 2019 was due to an increase in the assessment base as well as the assessment rate.

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
The income tax expense from continuing operations for the three and six months ended June 30, 2019 was $1.9 million and $3.6 million, respectively, as compared with $2.1 million and $3.4 million for the same periods in 2018. The effective tax rate (as a percentage of pre-tax earnings) was 21.1% and 21.0%, respectively, for the three and six months ended June 30, 2019 compared to 19.9% and 20.2%, respectively, for the same period in 2018.
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
Based on all evidence considered, as of June 30, 2019 and 2018, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At June 30, 2019 and 2018, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $7.4 million and $8.5 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION
Total assets at June 30, 2019 and December 31, 2018 were $2.39 billion and $2.96 billion, respectively. Average total assets for the second quarter of 2019 were $2.44 billion, compared to $2.72 billion in the second quarter of 2018.
Loans
At June 30, 2019, total loans held for investment increased $61.7 million, or 4%, to $1.79 billion compared to $1.73 billion at December 31, 2018. Table 6 provides additional information regarding Atlantic Capital’s loan portfolio.

Table 6 - Loans
(dollars in thousands)
	June 30, 2019	% of Total Loans	December 31, 2018	% of Total Loans
Loans held for sale
Loans held for sale - discontinued operations	$—		$373,030
Other loans held for sale	—		5,889
Total loans held for sale	$—		$378,919

Loans held for investment
Commercial loans:
Commercial and industrial	$701,566	39%	$645,374	37%
Commercial real estate:
Owner occupied	313,310	18	298,291	17
Non-owner occupied	453,536	25	496,537	30
Construction and land	198,956	11	156,232	9
Mortgage warehouse participations	10,665	1	27,967	2
Total commercial loans	1,678,033	94	1,624,401	95

Residential:
Residential mortgages	31,338	2	32,800	2
Home equity	24,303	1	22,822	1
Total residential loans	55,641	3	55,622	3

Consumer	34,618	2	25,851	1
Other	24,126	1	24,712	1
	1,792,418		1,730,586
Less net deferred fees and other unearned income	(2,678)		(2,513)
Total loans held for investment	1,789,740		1,728,073

Total loans	$1,789,740		$2,106,992

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
At June 30, 2019, Atlantic Capital’s nonperforming assets totaled $7.3 million, or 0.31% of total assets, compared to $6.1 million, or 0.20% of total assets, at December 31, 2018. The increase was primarily due to one loan relationship totaling $1.8 million which was placed on nonaccrual status.
Nonaccrual loans totaled $6.0 million and $4.7 million as of June 30, 2019 and December 31, 2018, respectively. Loans past due 90 days and still accruing totaled $353,000 at June 30, 2019 compared to $479,000 at December 31, 2018. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming Assets
(dollars in thousands)

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Nonaccrual loans	$5,999	$10,336	$4,697	$2,716	$2,404
Loans past due 90 days and still accruing	353	—	479	—	2
Total nonperforming loans(1) (NPLs)	6,352	10,336	5,176	2,716	2,406
Other real estate owned	971	971	874	968	1,288
Total nonperforming assets (NPAs)	$7,323	$11,307	$6,050	$3,684	$3,694
NPLs as a percentage of total loans	0.35%	0.49%	0.25%	0.13%	0.12%
NPAs as a percentage of total assets	0.31	0.40	0.20	0.13	0.14
(1) Nonperforming loans as of September 30, 2018 and June 30, 2018 exclude those loans which are PCI loans. As of December 31, 2018, PCI loans were designated as held for sale in the upcoming Branch Sale. As a result, nonperforming loans held for sale which were previously designated as PCI loans are included in total nonperforming loans as of March 31, 2019 and December 31, 2018.

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

Table 8 - Troubled Debt Restructurings
(dollars in thousands)
	June 30, 2019	December 31, 2018
Accruing TDRs	$7,820	$8,237
Nonaccruing TDRs	1,332	—
Total TDRs	$9,152	$8,237
The increase in TDRs was due to the Company extending the repayment period on four commercial and industrial loans and two commercial real estate loans, resulting in their reclassification as TDRs. Additionally, two commercial and industrial loans were restructured in order to lower the monthly payments. One commercial and industrial loan was refinanced and was removed from the TDR listing.
Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $43.6 million and $57.7 million as of June 30, 2019 and December 31, 2018, respectively. Management closely tracks the financial performance of the borrower and the current values of collateral when assessing the collectability of these loans.

Allowance for Loan Losses
At June 30, 2019, the allowance for loan losses totaled $18.2 million, or 1.02% of loans, compared to $17.9 million, or 1.03% of loans, at December 31, 2018. The increase in the allowance was primarily related to an increase in outstanding loan balances as well as an increase in specific reserves.
Net charge-offs for the three months ended June 30, 2019 and 2018 were $619,000 and $129,000, respectively. Net charge-offs for the six months ended June 30, 2019 and 2018 were $1.2 million and $360,000, respectively. The increase related primarily to two charge-offs in 2019: a $330,000 net charge-off for a Tennessee commercial and industrial loan not included in the Branch Sale and a $522,000 net charge-off on a commercial and industrial SBA loan. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)
(dollars in thousands)
	2019		2018
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$18,107	$17,851	$20,443	$19,583	$19,885
Provision for loan losses	698	814	595	758	(173)
Provision for loan losses (reversal of provision) - discontinued operations	—	—	(3,097)	—	—
Provision for PCI loan losses	—	—	(93)	87	—
Loans charged-off:
Commercial and industrial	(588)	(549)	—	—	—
Commercial real estate	(47)	—	—	—	(50)
Construction and land	—	—	—	—	—
Residential mortgages	—	(9)	(5)	—	—
Home equity	—	—	—	—	(102)
Consumer	—	(37)	(3)	—	(10)
Other	—	—	—	—	—
Total loans charged-off	(635)	(595)	(8)	—	(162)
Recoveries on loans previously charged-off:
Commercial and industrial	—	14	—	—	—
Commercial real estate	—	—	—	—	28
Construction and land	—	3	—	—	—
Residential mortgages	—	7	4	—	—
Home equity	—	1	—	—	—
Consumer	16	12	7	15	5
Other	—	—	—	—	—
Total recoveries	16	37	11	15	33
Net charge-offs	(619)	(558)	3	15	(129)
Allowance for loan losses at end of period (1)	$18,186	$18,107	$17,851	$20,443	$19,583

Average loans	$1,800,001	$2,089,465	$2,076,853	$1,963,817	$1,927,063
Loans at end of period	1,789,740	1,734,557	1,728,073	2,038,434	1,934,311
Ratios:
Net charge-offs (annualized) to average loans	0.14%	0.11%	0.00%	0.00%	0.03%
Allowance for loan losses to total loans (1)	1.02	1.04	1.03	1.00	1.01
(1) The allowance for loan losses has not been adjusted retrospectively for discontinued operations in periods prior to the fourth quarter of 2018.

Investment Securities
Investment securities available-for-sale totaled $348.7 million at June 30, 2019, compared to $402.5 million at December 31, 2018. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of June 30, 2019, investment securities available-for-sale had a net unrealized gain of $2.1 million, compared to a net unrealized loss of $11.8 million as of December 31, 2018. Changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of June 30, 2019.
Changes in the amount of Atlantic Capital’s available-for-sale securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. Details of investment securities at June 30, 2019 and December 31, 2018 are provided in Table 10.

Table 10 - Securities
(dollars in thousands)
	June 30, 2019		December 31, 2018
Available-For-Sale Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$21,518	$21,863	$27,259	$26,849
U.S. states and political divisions	79,078	78,846	91,864	84,834
Trust preferred securities	4,794	4,562	4,781	4,400
Corporate debt securities	9,572	9,653	12,855	12,363
Residential mortgage-backed securities	231,650	233,799	277,524	274,040
Total	$346,612	$348,723	$414,283	$402,486
The effective duration of Atlantic Capital’s securities at June 30, 2019 was 4.54 years.
Goodwill and Other Intangible Assets
Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists. Factors that management considers in this assessment includes macroeconomic conditions, industry and market considerations, overall financial performance of the Company, and changes in the composition or carrying amount of net assets. Management concluded that the 2018 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill).
On April 5, 2019, the Bank completed the Branch Sale. In accordance with GAAP, Atlantic Capital allocated a proportionate share of its goodwill balance to the discontinued operations on a relative fair value basis and performed an impairment test for the goodwill remaining in the reporting unit to be retained. This impairment analysis of goodwill remaining in the retained reporting unit resulted in no impairment. The Company monitored events from the date of the assessment through June 30, 2019 and no events or circumstances led management to believe any impairment existed at the balance sheet date.
Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, was an amortizing intangible asset that was required to be tested for impairment only when events or circumstances indicated that impairment may exist. This core deposit intangible was fully amortized in the second quarter of 2019 as a result of the Branch Sale.

LIQUIDITY AND CAPITAL RESOURCES
Deposits
At June 30, 2019, total deposits from continuing operations were $1.85 billion, a decrease of $101.0 million, or 5%, from December 31, 2018. Noninterest-bearing demand deposits from continuing operations decreased $32.6 million, or 5%, and money market deposits decreased $184.2 million, or 19%, from December 31, 2018 to June 30, 2019. The decrease was the result of seasonal volatility and a large increase in temporary deposits during the quarter ended December 31, 2018.
Total average deposits from continuing operations for the quarter ended June 30, 2019 were $1.90 billion, an increase of $369.1 million, or 24%, from the same period in 2018. For the quarter ended June 30, 2019 compared to the same period in 2018, average noninterest-bearing demand deposits from continuing operations increased $98.2 million, or 20%, average interest-bearing demand deposits from continuing operations increased $27.3 million, or 10%, average money market deposits from continuing operations increased $214.6 million, or 33%, and average time deposits from continuing operations increased $22.5 million, or 228%. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits
(dollars in thousands)

Period End Deposits	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	Year To Date Change	Year Over Year Change
DDA	$569,693	$561,829	$602,252	$518,155	$464,282	$(32,559)	$105,411
NOW	309,709	233,838	252,490	407,214	241,461	57,219	68,248
Savings	1,090	896	725	698	951	365	139
Money market	802,973	962,741	987,183	759,583	647,247	(184,210)	155,726
Time	33,902	22,069	10,623	10,396	10,359	23,279	23,543
Brokered	134,164	65,811	99,241	79,119	92,656	34,923	41,508
Total deposits - continuing operations	1,851,531	1,847,184	1,952,514	1,775,165	1,456,956	(100,983)	394,575
Deposits to be assumed - discontinued operations	—	593,264	585,429	604,659	609,631	(585,429)	(609,631)
Total deposits	$1,851,531	$2,440,448	$2,537,943	$2,379,824	$2,066,587	$(686,412)	$(215,056)

Payments clients	$301,413	$361,192	$397,608	$258,320	$251,748	$(96,195)	$49,665

Average Deposits	2019		2018			Q2 2019 vs Q1 2019 Change	Q2 2019 vs Q2 2018 Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
DDA	$587,957	$575,453	$597,239	$561,355	$489,722	$12,504	$98,235
NOW	314,601	276,212	280,449	314,759	287,283	38,389	27,318
Savings	956	884	712	616	674	72	282
Money market	859,680	847,254	798,017	697,578	645,034	12,426	214,646
Time	32,358	12,847	10,117	10,406	9,855	19,511	22,503
Brokered	106,524	81,141	93,558	67,937	100,425	25,383	6,099
Total deposits - continuing operations	1,902,076	1,793,791	1,780,092	1,652,651	1,532,993	108,285	369,083
Deposits to be assumed - discontinued operations	45,350	593,313	600,769	601,421	602,832	(547,963)	(557,482)
Total deposits	$1,947,426	$2,387,104	$2,380,861	$2,254,072	$2,135,825	$(439,678)	$(188,399)

Payments clients	$285,949	$295,059	$263,800	$227,029	$219,016	$(9,110)	$66,933

Noninterest bearing deposits as a percentage of average deposits - continuing operations	30.9%	32.1%	33.6%	34.0%	31.9%
Cost of deposits - continuing operations	1.15%	1.09%	0.93%	0.76%	0.71%

Short-Term Borrowings
At June 30, 2019 and December 31, 2018, balances of federal funds purchased were $35.0 million and $0, respectively. There were securities sold under repurchase agreements with commercial checking customers totaling $0 and $6.2 million as of June 30, 2019 and December 31, 2018, respectively. This balance was classified as discontinued operations in the Consolidated Balance Sheets as of December 31, 2018.
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At June 30, 2019 and December 31, 2018, Atlantic Capital had FHLB advances of $82.0 million and $0, respectively. FHLB borrowings increased due to an increase in short-term funding needs.
Long-Term Debt
During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, and callable on September 30, 2020, all of which were outstanding at June 30, 2019. The notes bear a fixed rate of 6.25% per year until September 29, 2020, and then bear a floating rate of three month LIBOR plus 468 basis points until maturity.
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
Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, federal funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At June 30, 2019, management believed that Atlantic Capital had sufficient on-balance sheet liquidity to meet its funding needs.
On April 5, 2019, the Bank completed the Branch Sale. FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans and $12 million in other assets. Since Atlantic Capital divested a larger amount of deposits than assets, it made a cash payment of approximately $167 million to FirstBank at the closing of the Branch Sale. The Company restructured the balance sheet following the Branch Sale with a combination of excess cash, proceeds from sold securities, FHLB borrowings, and brokered deposits.
At June 30, 2019, Atlantic Capital had access to $475.0 million in unsecured borrowings and $699.2 million in secured borrowings through various sources, including FHLB advances and access to Federal Funds. Atlantic Capital also has the ability to attract more deposits by increasing rates.
Shareholders’ Equity and Capital Adequacy
Shareholders’ equity at June 30, 2019 was $336.7 million, an increase of $13.1 million, or 4%, from December 31, 2018. Net income of $34.5 million for the first six months of 2019, and an increase of $13.9 million in accumulated other comprehensive income, were offset by $36.6 million in share repurchases. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements. Tables 12 and 13 provide additional information regarding regulatory capital requirements and Atlantic Capital’s and the Bank’s capital levels. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 12 - Capital Ratios
(dollars in thousands)
	Consolidated		Bank		Regulatory Guidelines
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	Minimum	Well capitalized	Minimum Capital plus capital conservation buffer 2019
Risk based ratios:
Common equity tier 1 capital	13.3%	11.5%	14.8%	12.3%	4.5%	6.5%	7.0%
Tier 1 Capital	13.3	11.5	14.8	12.3	6.0	8.0	8.5
Total capital	16.5	14.2	15.7	13.0	8.0	10.0	10.5
Leverage ratio	12.3	10.0	13.6	10.6	4.0	5.0	N/A

Common equity tier 1 capital	$295,512	$285,250	$327,289	$304,907
Tier 1 capital	295,512	285,250	327,289	304,907
Total capital	364,272	353,458	346,259	323,411

Risk weighted assets	2,213,010	2,489,631	2,210,137	2,489,373
Quarterly average total assets for leverage ratio	2,402,880	2,842,618	2,403,721	2,864,357
As of June 30, 2019, Atlantic Capital continued to exceed minimum capital standards and the Bank remained “well-capitalized” under regulatory guidelines.
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

Table 13 - Tier 1 Common Equity
(dollars in thousands)

June 30, 2019
Tier 1 capital	$295,512
Less: restricted core capital	—
Tier 1 common equity	$295,512

Risk-adjusted assets	$2,213,010
Tier 1 common equity ratio	13.3%
Off-Balance Sheet Arrangements
Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2019, Atlantic Capital had issued commitments to extend credit of approximately $628.8 million and standby letters of credit of approximately $8.8 million through various types of commercial lending arrangements.
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
Contractual Obligations
There have been no significant changes in Atlantic Capital’s contractual obligations at June 30, 2019 compared to December 31, 2018.
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
Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. With rates rising, the estimated increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan book consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.

Table 14 provides the impact on net interest income resulting from various interest rate shock scenarios as of June 30, 2019 and December 31, 2018.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	June 30, 2019	December 31, 2018
-200	(16.43)%	(19.60)%
-100	(8.46)	(7.17)
+100	9.63	6.92
+200	17.97	13.52
+300	26.06	20.06
Atlantic Capital also utilizes the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. Table 15 presents the MVE profile as of June 30, 2019 and December 31, 2018.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	June 30, 2019	December 31, 2018
-200	(6.02)%	(9.44)%
-100	(3.62)	(3.73)
+100	1.92	1.44
+200	2.23	1.68
+300	1.58	1.41
Atlantic Capital may utilize interest rate swaps, floors, collars, or other derivative financial instruments in an attempt to manage Atlantic Capital’s overall sensitivity to changes in interest rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included in Part I, Item 2 of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2019, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(a)None.
(b)Not applicable.
(c)On November 14, 2018, the Company announced that the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock.  The repurchase program commenced immediately with respect to $40 million of stock. In June 2019, the Bank received regulatory approval to pay a dividend of $20 million to Atlantic Capital. We may need to seek regulatory approval for additional dividends by the Bank in order to repurchase all shares that we are currently authorized to repurchase. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on November 14, 2020. Any repurchased shares will constitute authorized but unissued shares.
During the three months ended June 30, 2019, the Company repurchased $19.5 million, or 1.1 million shares of common stock. The following table presents information with respect to repurchases of our common shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2019	323,031	$18.11	323,031	$47,899,079
May 1 - 31, 2019	376,135	17.42	376,135	41,346,314
June 1 - 30, 2019	422,055	16.92	422,055	34,205,715
Total	1,121,221	$17.43	1,121,221	$34,205,715

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

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

Date: August 8, 2019