Form 10-Q
period 2019-09-30
Atlantic Capital Bancshares, Inc.
filed 2019-11-08
CIK 1461755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NO. 001‑37615

ATLANTIC CAPITAL BANCSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia	20‑5728270
(State of Incorporation)	(I.R.S. Employer Identification No.)

945 East Paces Ferry Road NE, Suite 1600, Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

(404) 995‑6050
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ACBI	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 21,888,362 shares outstanding as of October 31, 2019

Atlantic Capital Bancshares, Inc.

Form 10‑Q

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$42,577	$42,895
Interest-bearing deposits in banks	27,167	216,040
Other short-term investments	—	9,457
Cash and cash equivalents	69,744	268,392
Investment securities available for sale	286,785	402,486
Investment securities held to maturity (fair value $42,740 and $0, respectively)	42,863	—
Other investments	31,360	29,236
Loans held for sale	916	5,889
Loans held for sale - discontinued operations(1)	—	373,030
Loans held for investment	1,835,673	1,728,073
Less: Allowance for loan losses	(18,080)	(17,851)
Loans held for investment, net	1,817,593	1,710,222
Premises held for sale - discontinued operations(1)	—	7,722
Premises and equipment, net	19,688	9,779
Bank owned life insurance	66,047	65,149
Goodwill - discontinued operations(1)	—	4,555
Goodwill - continuing operations(1)	19,925	17,135
Other intangibles, net	3,112	4,388
Other real estate owned	278	874
Other assets	51,887	56,583
Total assets	$2,410,198	$2,955,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$599,657	$602,252
Interest-bearing checking	240,427	252,490
Savings	1,081	725
Money market	921,133	987,183
Time	30,782	10,623
Brokered deposits	61,192	99,241
Deposits to be assumed - discontinued operations(1)	—	585,429
Total deposits	1,854,272	2,537,943
Federal funds purchased	57,000	—
Securities sold under agreements to repurchase - discontinued operations(1)	—	6,220
Federal Home Loan Bank borrowings	76,000	—
Long-term debt	49,831	49,704
Other liabilities	44,384	37,920
Total liabilities	2,081,487	2,631,787
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value - 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, no par value - 100,000,000 shares authorized; 22,193,761 and 25,290,419 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	237,687	291,771
Retained earnings	84,529	42,187
Accumulated other comprehensive income (loss)	6,495	(10,305)
Total shareholders’ equity	328,711	323,653
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,410,198	$2,955,440

(1)	Assets and liabilities related to the Tennessee and northwest Georgia banking operations were classified as held for sale as of December 31, 2018.

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Income(1)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$23,541	$20,117	$69,847	$57,358
Investment securities	2,176	2,789	7,146	8,068
Interest and dividends on other interest-earning assets	803	1,111	2,322	2,706
Total interest income	26,520	24,017	79,315	68,132
INTEREST EXPENSE
Interest on deposits	5,223	3,182	15,502	8,321
Interest on Federal Home Loan Bank advances	390	637	660	1,912
Interest on federal funds purchased and securities sold under agreements to repurchase	99	77	385	244
Interest on long-term debt	824	824	2,471	2,476
Total interest expense	6,536	4,720	19,018	12,953
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	19,984	19,297	60,297	55,179
Provision for loan losses	413	845	1,925	1,444
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,571	18,452	58,372	53,735
NONINTEREST INCOME
Service charges	925	804	2,589	2,339
Gain (loss) on sales of securities available-for-sale	253	—	907	(2)
Gain (loss) on sales of other assets	140	58	127	(154)
Trust income	—	—	—	1,025
Derivatives income (loss)	(293)	20	(637)	154
Bank owned life insurance	422	379	1,171	1,126
SBA lending activities	1,150	882	3,332	3,181
Gain on sale of trust business	—	—	—	1,681
Other noninterest income	172	112	557	533
Total noninterest income	2,769	2,255	8,046	9,883
NONINTEREST EXPENSE
Salaries and employee benefits	8,295	7,332	26,037	24,193
Occupancy	722	732	2,050	2,317
Equipment and software	842	747	2,334	2,034
Professional services	764	796	2,331	2,564
Postage, printing and supplies	32	55	109	136
Communications and data processing	796	566	2,133	1,904
Marketing and business development	243	211	702	486
FDIC premiums	(193)	154	217	405
Other noninterest expense	1,176	1,279	3,813	3,744
Total noninterest expense	12,677	$11,872	39,726	37,783
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	9,663	8,835	26,692	25,835
Provision for income taxes	2,094	1,837	5,674	5,268
NET INCOME FROM CONTINUING OPERATIONS	7,569	6,998	21,018	20,567
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	$—	$(646)	$28,690	$(1,153)
Provision (benefit) for income taxes	(617)	(161)	6,993	(288)
Net income (loss) from discontinued operations	617	(485)	21,697	(865)
NET INCOME	$8,186	$6,513	$42,715	$19,702

Net income (loss) per common share ‑ basic
Net income per common share - continuing operations	$0.33	$0.27	$0.88	$0.79
Net income (loss) per common share - discontinued operations	0.03	(0.02)	0.91	(0.03)
Net income per Common Share ‑ basic	0.36	0.25	1.79	0.76
Net income (loss) per common share ‑ diluted
Net income per common share - continuing operations	$0.33	$0.27	$0.88	$0.79
Net income (loss) per common share - discontinued operations	0.03	(0.02)	0.91	(0.03)
Net income per common share ‑ diluted	0.36	0.25	1.78	0.75

(1)	Information for prior periods has been adjusted retrospectively to reflect the impact of discontinued operations.

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net income	$8,186	$6,513	$42,715	$19,702
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $453, ($1,041), $4,096 and ($3,775), respectively	1,360	(3,119)	12,279	(11,322)
Reclassification adjustment for losses (gains) included in net income net of tax of ($63), ($0), ($227), and $1, respectively	(190)	—	(680)	1
Unrealized gains (losses) on available-for-sale securities, net of tax	1,170	(3,119)	11,599	(11,321)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $582, ($145), $1,734 and ($799), respectively	1,744	(434)	5,201	(2,396)
Changes from cash flow hedges	1,744	(434)	5,201	(2,396)
Other comprehensive income (loss), net of tax	2,914	(3,553)	16,800	(13,717)
Comprehensive income	$11,100	$2,960	$59,515	$5,985

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
				Other
For the Nine months ended September 30, 2019	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2018	25,290,419	$291,771	$42,187	$(10,305)	$323,653
Comprehensive income:
Net income	—	—	42,715	—	42,715
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	11,599	11,599
Change in unrealized gains (losses) on cash flow hedges	—	—	—	5,201	5,201
Total comprehensive income					59,515
Change in accounting principle - leases	—	—	(373)	—	(373)
Net issuance of restricted stock	49,702	—	—	—	—
Issuance of common stock for option exercises	60,541	1,044	—	—	1,044
Issuance of common stock for long-term incentive plan	35,678	655	—	—	655
Restricted stock activity	—	552	—	—	552
Stock-based compensation	—	151	—	—	151
Performance share compensation	—	260	—	—	260
Stock repurchases	(3,242,579)	(56,746)	—	—	(56,746)
Balance - September 30, 2019	22,193,761	$237,687	$84,529	$6,495	$328,711

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
For the Three months ended September 30, 2019	Shares	Amount	Earnings	Income (Loss)	Total
Balance - June 30, 2019	23,293,465	$256,791	$76,343	$3,581	$336,715
Comprehensive income:
Net income	—	—	8,186	—	8,186
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	1,170	1,170
Change in unrealized gains (losses) on cash flow hedges	—	—	—	1,744	1,744
Total comprehensive income					11,100
Net issuance of restricted stock	26,587	—	—	—	—
Issuance of common stock for option exercises	37,772	573	—	—	573
Restricted stock activity	—	327	—	—	327
Stock-based compensation	—	18	—	—	18
Performance share compensation	—	106	—	—	106
Stock repurchases	(1,164,063)	(20,128)	—	—	(20,128)
Balance - September 30, 2019	22,193,761	$237,687	$84,529	$6,495	$328,711

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity (Continued)

(Unaudited)

				Accumulated
				Other
For the Nine months ended September 30, 2018	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$308,425
Comprehensive income:
Net income	—	—	19,702	—	19,702
Reclassification of tax effects from AOCI	—	—	844	(844)	—
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	(11,321)	(11,321)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(2,396)	(2,396)
Total comprehensive income					5,985
Change in accounting principle - revenue recognition	—	—	1	—	1
Net issuance of restricted stock	66,686	—	—	—	—
Issuance of common stock for option exercises	285,230	4,003	—	—	4,003
Issuance of common stock for long-term incentive plan	38,841	687	—	—	687
Restricted stock activity	—	832	—	—	832
Stock-based compensation	—	168	—	—	168
Performance share compensation	—	136	—	—	136
Balance - September 30, 2018	26,103,666	$305,300	$33,357	$(18,420)	$320,237

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
For the Three months ended September 30, 2018	Shares	Amount	Earnings	Income (Loss)	Total
Balance - June 30, 2018	26,102,217	$304,793	$26,844	$(14,867)	$316,770
Comprehensive income:
Net income	—	—	6,513	—	6,513
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(3,119)	(3,119)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(434)	(434)
Total comprehensive income					2,960
Net issuance of restricted stock	1,673	—	—	—	—
Issuance of common stock for option exercises	(224)	17	—	—	17
Restricted stock activity	—	352	—	—	352
Stock-based compensation	—	70	—	—	70
Performance share compensation	—	68	—	—	68
Balance - September 30, 2018	26,103,666	$305,300	$33,357	$(18,420)	$320,237

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income from continuing operations	$21,018	$20,567
Net income (loss) from discontinued operations, net of tax	21,697	(865)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,925	1,444
Depreciation, amortization, and accretion	2,497	3,508
Amortization of operating lease right-of-use assets	1,703	—
Amortization of restricted stock and performance share compensation	811	968
Stock option compensation	151	168
(Gain) loss on sales of available-for-sale securities	(907)	2
Loss on disposition of premises and equipment, net	27	214
Net write downs and (gains)/losses on sales of other real estate owned	(154)	222
Small Business Investment Company (SBIC) impairment	26	228
Net increase in cash value of bank owned life insurance	(1,100)	(1,102)
(Gain) on bank owned life insurance	(46)	—
Net (gains) on sale of branches	(34,475)	—
Net (gain) on sale of trust business	—	(1,681)
Origination of servicing assets	(975)	(739)
Proceeds from sales of SBA loans	54,333	46,924
Net (gains) on sale of SBA loans	(2,875)	(2,578)
Changes in operating assets and liabilities -
Net change in loans held for sale	4,973	(399)
Net decrease in other assets	6,089	(377)
Net decrease in accrued expenses and other liabilities	(3,991)	3,893
Net cash provided by operating activities	70,727	70,397
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	33,199	37,854
Maturities and calls	3,450	215
Sales	116,963	24
Purchases	(22,678)	(71,942)
Activity in securities held to maturity:
Purchases	(42,866)	—
Net change in loans held for investment	(160,851)	(188,577)
Net change in assets held for sale - discontinued operations	(11,789)	40,188
(Purchases) proceeds of Federal Home Loan Bank stock, net	(3,288)	(1,762)
(Purchases) proceeds of Federal Reserve Bank stock, net	(92)	(50)
Proceeds from bank owned life insurance benefits	248	—
Proceeds from sales of other real estate	847	402
Net cash received (paid) for branch divestiture	(166,755)	—
(Purchases) of premises and equipment, net	(1,380)	(7,242)
Net cash (used in) investing activities	(254,992)	(190,890)
FINANCING ACTIVITIES
Net change in deposits	(98,242)	(89,970)
Net change in liabilities to be assumed - discontinued operations	6,560	28,033
Net change in fed funds purchased	57,000	—
Proceeds from Federal Home Loan Bank advances	566,000	1,203,100
Repayments of Federal Home Loan Bank advances	(490,000)	(1,165,100)
Proceeds from exercise of stock options	1,045	4,003
Repurchase of common stock	(56,746)	—
Net cash (used in) financing activities	(14,383)	(19,934)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(198,648)	(140,427)
CASH AND CASH EQUIVALENTS – beginning of period	268,392	330,014
CASH AND CASH EQUIVALENTS – end of period	$69,744	$189,587
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$20,454	$14,817
Income taxes paid	885	155

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Atlantic Capital’s Annual Report on Form 10‑K. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, “Leases.” Under the new guidance, leases classified as operating leases under previous GAAP must be recorded on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU No. 2018‑10, “Codification Improvements to Topic 842, Leases and ASU No. 2018‑11, Leases (Topic 842): Targeted Improvements.”  ASU No. 2018‑10 provides improvements related to ASU No. 2016‑02 to increase stakeholders’ awareness of the amendments and to expedite the improvements. The amendments affect narrow aspects of the guidance issued in ASU No. 2016‑02. ASU No. 2018‑11 allows entities adopting ASU No. 2016‑02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in these updates became effective for the Company on January 1, 2019. The impact of adoption was recording a lease liability of approximately $18.9 million in other liabilities on the Consolidated Balance Sheets, a ROU asset of approximately $14.5 million in premises and equipment, and a cumulative effect adjustment to retained earnings, net of tax, of approximately $373,000.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2019, the FASB issued ASU No. 2019‑05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016‑13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Accounting Standards Codification (“ASC”) 326‑20 if the instruments are eligible for the fair value option under ASC 825‑10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019‑05 has the same effective date as ASU 2016‑13 (i.e., the first quarter of 2020). The Company does not expect to elect the fair value option, and therefore, ASU 2019‑05 is not expected to impact the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 31, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017‑08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310‑20): Premium Amortization on Purchased Callable Debt Securities.” This guidance shortens the premium amortization period for certain callable debt securities by requiring amortization to the earliest call date. The standard is effective for public companies for annual and interim periods beginning after December 15, 2020. The adoption of this update is not expected to have a material impact on Atlantic Capital’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017‑04 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. Atlantic Capital does not expect the new guidance to have a material impact on its financial condition or results of operations.

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016‑13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016‑13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016‑13 is effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is implementing a software package supported by a third-party vendor. The Company’s CECL working group is meeting regularly with a CECL Management Group and the Company’s Board of Directors to discuss implementation progress and methodology selections. Progress has been made on life-of-loan loss calculations and on economic forecasting methods that will be utilized in the modeling process. The Company continues to refine its new methodology leading up to the adoption of the ASU and will continue to evaluate the impact of the adoption on the Company’s consolidated financial statements and disclosures.

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

The income and expenses related to these branches for the three and nine months ended September 30, 2019 and 2018 are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations.

The following table presents results of the discontinued operations for the three and nine months ended September 30, 2019 and 2018:

Components of Net Income from Discontinued Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net interest income (loss)	$—	$3,266	$3,086	$10,915
Service charges	—	474	527	1,439
Mortgage income	—	315	288	982
Gain on sale of branches	—	—	34,475	—
Other income	—	22	(1)	76
Total noninterest income	—	811	35,289	2,497
Salaries and employee benefits	—	2,820	2,757	8,957
Occupancy	—	556	410	1,537
Equipment and software	—	217	131	621
Amortization of intangibles	—	296	247	958
Communications and data processing	—	381	586	1,089
Divestiture expense	—	—	5,095	—
Other noninterest expense	—	453	459	1,403
Total noninterest expense	—	4,723	9,685	14,565
Net income (loss) before provision for income taxes	—	(646)	28,690	(1,153)
Provision (benefit) for income taxes	(617)	(161)	6,993	(288)
Net income (loss) from discontinued operations	$617	$(485)	$21,697	$(865)

Assets sold and liabilities assumed by FirstBank include substantially all assets and liabilities associated with the branches sold, and were classified as held for sale on the Consolidated Balance Sheets as of December 31, 2018.

The following table summarizes the major categories of assets and liabilities classified as held for sale and intangibles related to discontinued operations on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

Assets and Liabilities from Discontinued Operations

(in thousands)	September 30, 2019	December 31, 2018
Cash	$—	$4,234
Loans held for sale - discontinued operations	—	373,030
Premises held for sale - discontinued operations	—	7,722
Goodwill - discontinued operations	—	4,555
Core deposit intangible	—	1,405
Total assets	$—	$390,946

Deposits to be assumed - discontinued operations	$—	$585,429
Securities sold under agreements to repurchase - discontinued operations	—	6,220
Total liabilities	$—	$591,649
Net liabilities	$—	$(200,703)

NOTE 4 – BALANCE SHEET OFFSETTING

Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.

The following table presents a summary of amounts outstanding under reverse repurchase agreements, repurchase agreements, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of September 30, 2019 and December 31, 2018. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
(in thousands)	Recognized	Offset on the	Asset	Financial	Collateral
September 30, 2019	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$13,062	$—	$13,062	$—	$—	$13,062
Total	$13,062	$—	$13,062	$—	$—	$13,062

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	8,047	—	8,047	(8,047)	—	—
Total	$8,047	$—	$8,047	$(8,047)	$—	$—

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2018	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Reverse repurchase agreements	$9,457	$—	$9,457	$(9,457)	$—	$—
Derivatives	1,961	—	1,961	—	—	1,961
Total	$11,418	$—	$11,418	$(9,457)	$—	$1,961

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Repurchase agreements - discontinued operations	$6,220	$—	$6,220	$(6,220)	$—	$—
Derivatives	4,027	—	4,027	(4,027)	—	—
Total	$10,247	$—	$10,247	$(10,247)	$—	$—

NOTE 5 – SECURITIES

The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale and held-to-maturity at September 30, 2019 and December 31, 2018.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2019
Available-For-Sale
U.S. states and political divisions	$83,922	$1,015	$(193)	$84,744
Trust preferred securities	4,801	—	(201)	4,600
Corporate debt securities	19,564	264	(2)	19,826
Residential mortgage-backed securities	174,826	3,243	(454)	177,615
Total available-for-sale	283,113	4,522	(850)	286,785

Held-to-Maturity
U.S. states and political divisions	42,863	46	(169)	42,740
Total held-to-maturity	42,863	46	(169)	42,740
Total securities	$325,976	$4,568	$(1,019)	$329,525

December 31, 2018
Debt securities—
U.S. Government agencies	$27,259	$24	$(434)	$26,849
U.S. states and political divisions	91,864	40	(7,070)	84,834
Trust preferred securities	4,781	—	(381)	4,400
Corporate debt securities	12,855	—	(492)	12,363
Residential mortgage-backed securities	277,524	2,726	(6,210)	274,040
Total securities	$414,283	$2,790	$(14,587)	$402,486

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Within 1 year	$—	$—	$—	$—
Over 1 year through 5 years	10,594	10,701	—	—
5 years to 10 years	30,268	30,402	—	—
Over 10 years	67,425	68,067	42,863	42,740
	108,287	109,170	42,863	42,740
Residential mortgage-backed securities	174,826	177,615	—	—
Total	$283,113	$286,785	$42,863	$42,740

The following table summarizes available-for-sale and held-to-maturity securities in an unrealized loss position as of September 30, 2019 and December 31, 2018.

	Less than 12 months		12 months or greater		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale
U.S. states and political divisions	$20,616	$(144)	$4,097	$(49)	$24,713	$(193)
Trust preferred securities	—	—	4,600	(201)	4,600	(201)
Corporate debt securities	—	—	1,003	(2)	1,003	(2)
Residential mortgage-backed securities	8,182	(21)	31,820	(433)	40,002	(454)
Total available-for-sale	28,798	(165)	41,520	(685)	70,318	(850)
Held-to-Maturity
U.S. states and political divisions	20,179	(169)	—	—	20,179	(169)
Total held-to-maturity	20,179	(169)	—	—	20,179	(169)
Total securities	$48,977	$(334)	$41,520	$(685)	$90,497	$(1,019)

December 31, 2018
U.S. Government agencies	$1,487	$(19)	$21,849	$(415)	$23,336	$(434)
U.S. states and political divisions	2,351	(54)	75,234	(7,016)	77,585	(7,070)
Trust preferred securities	—	—	4,400	(381)	4,400	(381)
Corporate debt securities	6,009	(60)	6,354	(432)	12,363	(492)
Residential mortgage-backed securities	30,938	(152)	196,745	(6,058)	227,683	(6,210)
Total securities	$40,785	$(285)	$304,582	$(14,302)	$345,367	$(14,587)

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

At September 30, 2019, there were 77 available-for-sale securities and 7 held-to-maturity securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2019 and December 31, 2018 were attributable to changes in interest rates. No impairment charges on securities were recognized during the three or nine months ended September 30, 2019 or 2018.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Proceeds from sales	$62,025	$—	$116,963	$24
Gross realized gains	553	$—	$1,675	$—
Gross realized losses	(300)	—	(768)	(2)
Net gains (losses) on sales of securities	$253	$—	$907	$(2)

Investment securities with a carrying value of $32.3 million and $65.3 million were pledged to secure public funds and other borrowings at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, Atlantic Capital had investments with a carrying value of $4.4 million and $4.4 million, respectively, in Small Business Investment Companies (“SBICs”) where Atlantic Capital is the limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the nine months ended September 30, 2019 and 2018, the Company recorded impairments in the amounts of $26,000 and $228,000, respectively, on these SBICs. The impairments resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of September 30, 2019 and December 31, 2018, is summarized below.

	September 30, 2019	December 31, 2018
	(in thousands)
Loans held for sale
Loans held for sale - discontinued operations	$—	$373,030
Loans held for sale - continuing operations	916	5,889
Total loans held for sale	$916	$378,919

Loans held for investment
Commercial loans:
Commercial and industrial	$697,412	$645,374
Commercial real estate	865,525	794,828
Construction and land	145,177	156,232
Mortgage warehouse participations	23,256	27,967
Total commercial loans	1,731,370	1,624,401
Residential:
Residential mortgages	31,903	32,800
Home equity	25,638	22,822
Total residential loans	57,541	55,622
Consumer	27,168	25,851
Other	22,533	24,712
Total loans	1,838,612	1,730,586
Less net deferred fees and other unearned income	(2,939)	(2,513)
Less allowance for loan losses	(18,080)	(17,851)
Loans held for investment, net	$1,817,593	$1,710,222

At September 30, 2019 and December 31, 2018, loans with a carrying value of $689.0 million and $752.7 million, respectively, were pledged as collateral to secure Federal Home Loan Bank of Atlanta (“FHLB”) advances and the Federal Reserve discount window.

At December 31, 2018, PCI loans were designated as held for sale for the Branch Sale. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310‑30 for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Balance at beginning of period	$—	$2,456	$—	$2,316
Accretion	—	(299)	—	(898)
Reclassification of nonaccretable discount due to change in expected cash flows	—	180	—	473
Other changes, net	—	96	—	542
Balance at end of period	$—	$2,433	$—	$2,433

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310‑30 are also accreted to interest income over the life of the loans. At September 30, 2019, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310‑30 was $324,000 compared to $3.6 million at December 31, 2018.

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

The following table presents the balance and activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,
	2019				2018
	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$17,817	$164	$205	$18,186	$18,491	$811	$281	$19,583
Provision for loan losses	434	(24)	3	413	761	109	(25)	845
Loans charged-off	(541)	—	(2)	(543)	—	—	—	—
Recoveries	18	—	6	24	—	—	15	15
Total ending allowance balance	$17,728	$140	$212	$18,080	$19,252	$920	$271	$20,443

	For the Nine Months Ended September 30,
	2019				2018
	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$17,322	$292	$237	$17,851	$18,267	$802	$275	$19,344
Provision for loan losses	2,096	(151)	(20)	1,925	1,115	348	(19)	1,444
Loans charged-off	(1,725)	(9)	(39)	(1,773)	(176)	(230)	(13)	(419)
Recoveries	35	8	34	77	46	—	28	74
Total ending allowance balance	$17,728	$140	$212	$18,080	$19,252	$920	$271	$20,443

Atlantic Capital determines the appropriate level of allowance on a quarterly basis. Refer to Note 1, “Accounting Policies and Basis of Presentation” and Note 6, “Loans and Allowance for Loan Losses” to the Consolidated Financial Statements to the Annual Report on Form 10-K for the year ended December 31, 2018, for a description of methodology.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of September 30, 2019 and December 31, 2018.

September 30, 2019	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$658	$—	$—	$658
Collectively evaluated for impairment	17,070	140	212	17,422
Total ending allowance balance	$17,728	$140	$212	$18,080

Loans:
Loans individually evaluated for impairment	$21,461	$726	$—	$22,187
Loans collectively evaluated for impairment	1,709,909	56,815	49,701	1,816,425
Total ending loans balance	$1,731,370	$57,541	$49,701	$1,838,612

December 31, 2018	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$317	$—	$—	$317
Collectively evaluated for impairment	17,005	292	237	17,534
Total ending allowance balance	$17,322	$292	$237	$17,851

Loans:
Loans individually evaluated for impairment	$10,273	$161	$—	$10,434
Loans collectively evaluated for impairment	1,614,128	55,461	50,563	1,720,152
Total ending loans balance	$1,624,401	$55,622	$50,563	$1,730,586

The following table presents information on Atlantic Capital’s impaired loans for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019					2018
				Average Balance	Interest Income				Average Balance	Interest Income
	Unpaid			of Recorded	Recognized	Unpaid			of Recorded	Recognized
	Principal	Recorded	Related	Investment While	During	Principal	Recorded	Related	Investment While	During
	Balance	Investment	Allowance	Impaired	Impairment	Balance	Investment	Allowance	Impaired	Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$5,897	$5,403	$—	$5,451	$40	$4,455	$4,455	$—	$4,488	$57
Commercial real estate	4,900	4,737	—	3,589	47	1,725	1,562	—	1,569	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	71	25	—	25	—	237	192	—	201	1
Home equity	700	700	—	700	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$11,568	$10,865	$—	$9,765	$87	$6,417	$6,209	$—	$6,258	$58
Impaired loans with an allowance recorded:
Commercial and industrial	$3,348	$3,348	$476	$3,376	$—	$—	$—	$—	$—	$—
Commercial real estate	7,974	7,974	183	7,989	63	4,616	4,616	257	4,616	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$11,322	$11,322	$659	$11,365	$63	$4,616	$4,616	$257	$4,616	$—
Total impaired loans	$22,890	$22,187	$659	$21,130	$150	$11,033	$10,825	$257	$10,874	$58

	For the Nine Months Ended September 30,
	2019					2018
				Average Balance	Interest Income				Average Balance	Interest Income
	Unpaid			of Recorded	Recognized	Unpaid			of Recorded	Recognized
	Principal	Recorded	Related	Investment While	During	Principal	Recorded	Related	Investment While	During
	Balance	Investment	Allowance	Impaired	Impairment	Balance	Investment	Allowance	Impaired	Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$5,897	$5,403	$—	$5,541	$122	$4,455	$4,455	$—	$4,584	$173
Commercial real estate	4,900	4,737	—	4,127	149	1,725	1,562	—	1,577	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	71	25	—	25	—	237	192	—	203	2
Home equity	700	700	—	700	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$11,568	$10,865	$—	$10,393	$271	$6,417	$6,209	$—	$6,364	$175
Impaired loans with an allowance recorded:
Commercial and industrial	$3,348	$3,348	$476	$3,811	$52	$—	$—	$—	$—	$—
Commercial real estate	7,974	7,974	183	7,989	359	4,616	4,616	257	4,616	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$11,322	$11,322	$659	$11,800	$411	$4,616	$4,616	$257	$4,616	$—
Total impaired loans	$22,890	$22,187	$659	$22,193	$682	$11,033	$10,825	$257	$10,980	$175

Atlantic Capital evaluates loans in accordance with ASC 310‑40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms or granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.

As of September 30, 2019, and December 31, 2018, the Company had a recorded investment in TDRs of $12.8 million and $8.2 million, respectively. The Company had commitments to lend additional funds of $3,000 and $28,000 on loans modified as TDRs, as of September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019, the Company restructured via bankruptcy one commercial real estate SBA loan, resulting in its reclassification as a TDR. For the nine months ended September 30, 2019, restructurings included modifications such as payment deferrals and interest only forbearance.

Loans, by portfolio class, modified as TDRs during the three and nine months ended September 30, 2019 are as follows.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Loans	Recorded Investment	Recorded Investment
		(in thousands)
Three Months Ended September 30, 2019
Commercial real estate	1	$1,512	$1,512
Total	1	$1,512	$1,512

Nine Months Ended September 30, 2019
Commercial and industrial	6	$1,235	$1,235
Commercial real estate	3	2,438	2,438
Total	9	$3,673	$3,673

The Company did not forgive any principal on TDRs during the three and nine month periods ended September 30, 2019 and 2018, and there were no subsequent defaults of previously identified TDRs.

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

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows. Total loans at December 31, 2018 includes loans held for sale - discontinued operations.

		Special	Substandard	Substandard	Doubtful
	Pass	Mention	Accruing	Nonaccruing	Nonaccruing	Total
	(in thousands)
September 30, 2019
Commercial and industrial	$663,678	$11,548	$16,676	$5,510	$—	$697,412
Commercial real estate	842,180	3,205	19,838	302	—	865,525
Construction and land	145,177	—	—	—	—	145,177
Residential mortgages	31,524	—	121	258	—	31,903
Home equity	24,938	—	—	700	—	25,638
Mortgage warehouse	23,256	—	—	—	—	23,256
Consumer/Other	48,618	600	483	—	—	49,701
Total loans	$1,779,371	$15,353	$37,118	$6,770	$—	$1,838,612

		Special	Substandard	Substandard	Doubtful
	Pass	Mention	Accruing	Nonaccruing	Nonaccruing	Total
	(in thousands)
December 31, 2018
Commercial and industrial	$671,992	$6,802	$22,777	$832	$—	$702,403
Commercial real estate	946,612	4,754	14,914	126	1,647	968,053
Construction and land	169,687	40	25	—	—	169,752
Residential mortgages	118,265	1,119	1,441	1,138	281	122,244
Home equity	54,707	92	294	499	—	55,592
Mortgage warehouse	22,192	5,775	—	—	—	27,967
Consumer/Other	57,268	66	97	174	—	57,605
Total loans	$2,040,723	$18,648	$39,548	$2,769	$1,928	$2,103,616

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by class of loans. Total loans at December 31, 2018 includes loans held for sale - discontinued operations.

	As of September 30, 2019
		Accruing 30‑89	Accruing
	Accruing	Days	90+ Days
	Current	Past Due	Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$691,605	$297	$—	$5,510	$697,412
Commercial real estate	862,229	2,994	—	302	865,525
Construction and land	144,068	1,109	—	—	145,177
Residential mortgages	31,487	158	—	258	31,903
Home equity	24,938	—	—	700	25,638
Mortgage warehouse	23,256	—	—	—	23,256
Consumer	48,153	1,548	—	—	49,701
Total Loans	$1,825,736	$6,106	$—	$6,770	$1,838,612

	As of December 31, 2018
		Accruing 30‑89	Accruing
	Accruing	Days	90+ Days
	Current	Past Due	Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$692,308	$8,785	$478	$832	$702,403
Commercial real estate	963,579	2,701	—	1,773	968,053
Construction and land	169,752	—	—	—	169,752
Residential mortgages	119,932	893	—	1,419	122,244
Home equity	54,714	379	—	499	55,592
Mortgage warehouse	27,967	—	—	—	27,967
Consumer	57,371	59	1	174	57,605
Total Loans	$2,085,623	$12,817	$479	$4,697	$2,103,616

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets as of September 30, 2019 and December 31, 2018 is summarized below:

	September 30,	December 31,
	2019	2018
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(6,100)	(5,853)
Less: impairment to-date related to divested branches	(3,444)	(2,286)
Core deposit intangible, net - discontinued operations	—	1,405
Servicing assets, net	3,112	2,983
Total intangibles subject to amortization, net	3,112	4,388
Goodwill - discontinued operations	—	4,555
Goodwill - continuing operations	19,925	17,135
Total goodwill and other intangible assets, net	$23,037	$26,078

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Goodwill	Core Deposit Intangible	Total	Goodwill	Core Deposit Intangible	Total
	(in thousands)
2019
Balance, beginning of period	$19,925	$—	$19,925	$21,690	$1,405	$23,095
Amortization	—	—	—	—	(247)	(247)
Impairment, due to Branch Sale	—	—	—	(1,765)	(1,158)	(2,923)
Balance, end of period	$19,925	$—	$19,925	$19,925	$—	$19,925

2018
Balance, beginning of period	$21,690	$1,972	$23,662	$21,759	$2,634	$24,393
Amortization	—	(296)	(296)	—	(958)	(958)
Impairment, due to trust business sale	—	—	—	(69)	—	(69)
Balance, end of period	$21,690	$1,676	$23,366	$21,690	$1,676	$23,366

Atlantic Capital recognized amortization expense on its core deposit intangible of $0 and $247,000 for the three and nine months ended September 30, 2019, respectively, and $296,000 and $958,000 for the three and nine months ended September 30, 2018, respectively, which was included in noninterest expense. The Company recorded impairment due to the Branch Sale totaling $1.2 million for the three and nine months ended September 30, 2019. There were no events or circumstances that led management to believe that any impairment existed at September 30, 2019 in Atlantic Capital’s other intangible assets.

NOTE 8 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the balance of SBA loans sold and serviced by Atlantic Capital totaled $184.6 million and $161.5 million, respectively.

Changes in the balance of servicing assets for the three and nine months ended September 30, 2019 and 2018 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
SBA Loan Servicing Assets	2019	2018	2019	2018
	(in thousands)		(in thousands)
Beginning carrying value, net	$2,726	$2,827	$2,539	$2,635
Additions	350	120	975	739
Amortization	(296)	(239)	(734)	(666)
Impairment	—	—	—	—
Ending carrying value	$2,780	$2,708	$2,780	$2,708

At September 30, 2019 and December 31, 2018, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	September 30, 2019	December 31, 2018
	(dollars in thousands)
Fair value of retained servicing assets	$3,029	$2,630
Weighted average life	3.90 years	4.83 years
Prepayment speed:	14.71%	11.92%
Decline in fair value due to a 10% adverse change	$(160)	$(131)
Decline in fair value due to a 20% adverse change	$(271)	$(223)
Weighted average discount rate	14.01%	14.42%
Decline in fair value due to a 100 bps adverse change	$(107)	$(101)
Decline in fair value due to a 200 bps adverse change	$(169)	$(165)

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

TriNet Servicing Assets

Changes in the balance of TriNet servicing assets for the three and nine months ended September 30, 2019 and 2018 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
TriNet Servicing Assets	2019	2018	2019	2018
	(in thousands)		(in thousands)
Beginning carrying value, net	$369	$523	$444	$605
Additions	—	—	—	—
Amortization	(37)	(40)	(112)	(122)
Impairment	—	—	—	—
Ending carrying value	$332	$483	$332	$483

At September 30, 2019 and December 31, 2018, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	September 30, 2019	December 31, 2018
	(dollars in thousands)
Fair value of retained servicing assets	$453	$515
Weighted average life	5.77 years	6.48 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(6)	$(7)
Decline in fair value due to a 20% adverse change	$(11)	$(14)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(10)	$(13)
Decline in fair value due to a 200 bps adverse change	$(20)	$(25)

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

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives. The following tables present a summary of the changes in accumulated other comprehensive income (loss) balances for the applicable periods.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2019			September 30, 2019
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$4,774	$(1,193)	$3,581	$(13,743)	$3,438	$(10,305)
Unrealized net gains (losses) on investment securities available-for-sale	1,813	(453)	1,360	16,375	(4,096)	12,279
Reclassification adjustment for net realized (gains) losses on investment securities available-for-sale	(253)	63	(190)	(907)	227	(680)
Unrealized net gains (losses) on derivatives	2,326	(582)	1,744	6,935	(1,734)	5,201
Accumulated other comprehensive income (loss) end of period	$8,660	$(2,165)	$6,495	$8,660	$(2,165)	$6,495

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2018			September 30, 2018
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(19,825)	$4,958	$(14,867)	$(6,274)	$2,415	$(3,859)
Reclassification of tax effects from AOCI	—	—	—	—	(844)	(844)
Unrealized net gains (losses) on investment securities available-for-sale	(4,160)	1,041	(3,119)	(15,097)	3,775	(11,322)
Reclassification adjustment for net realized losses on investment securities available-for-sale	—	—	—	2	(1)	1
Unrealized net gains (losses) on derivatives	(579)	145	(434)	(3,195)	799	(2,396)
Accumulated other comprehensive income (loss) end of period	$(24,564)	$6,144	$(18,420)	$(24,564)	$6,144	$(18,420)

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

The following table represents the earnings per share calculations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands, except share and per share amounts)
Net income from continuing operations	$7,569	$6,998	$21,018	$20,567
Net income (loss) from discontinued operations	617	(485)	21,697	(865)
Net income available to common shareholders	$8,186	$6,513	$42,715	$19,702

Weighted average shares outstanding
Basic (1)	22,681,904	26,103,397	23,800,525	25,956,336
Effect of dilutive securities:
Stock options and performance share awards	155,627	151,375	157,390	178,319
Diluted	22,837,531	26,254,772	23,957,915	26,134,655

Net income (loss) per common share - basic
Net income per common share - continuing operations	$0.33	$0.27	$0.88	$0.79
Net income (loss) per common share - discontinued operations	0.03	(0.02)	0.91	(0.03)
Net income per common share - basic	0.36	$0.25	$1.79	$0.76
Net income (loss) per common share - diluted
Net income per common share - continuing operations	$0.33	$0.27	$0.88	$0.79
Net income (loss) per common share - discontinued operations	0.03	(0.02)	0.91	(0.03)
Net income per common share - diluted	0.36	$0.25	$1.78	$0.75

(1)	Unvested restricted shares are participating securities and included in basic share calculations.

Stock options outstanding of 150 at September 30, 2019 and 244 at September 30, 2018 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.

The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. At September 30, 2019, 22,193,761 shares of common stock were issued and outstanding. At December 31, 2018, 25,290,419 shares of common stock were issued and outstanding.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank paid dividends totaling $10.0 million and $36.5 million to Atlantic Capital during the three and nine months ended September 30, 2019. No dividends were paid by the Bank during the three or nine months ended September 30, 2018. During the fourth quarter of 2018, the Bank paid a dividend totaling $30.0 million. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

On November 14, 2018, the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock. The timing and amounts of any repurchases depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b‑18 and Rule 10b5‑1 under the Securities Exchange Act of 1934. Atlantic Capital repurchased 1,164,063 and 3,242,579 shares during the three and nine months ended September 30, 2019 for a total of $20.1 million and $56.7 million, respectively. Since the announcement of the $85.0 million buyback program in November of 2018, Atlantic Capital has repurchased 4.1 million shares totaling $70.9 million.

NOTE 11 – DERIVATIVES AND HEDGING

Risk Management

Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.

Cash Flow Hedges

At September 30, 2019, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2019 and December 31, 2018, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $175.0 million and $100.0 million, respectively.

No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three and nine months ended September 30, 2019 and 2018. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $230,000 will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.

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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income. At September 30, 2019 and December 31, 2018, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $92.5 million and $109.5 million, respectively.

Atlantic Capital acquired a loan level hedging program, which First Security Group, Inc. (“First Security”) utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At September 30, 2019 and December 31, 2018, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $150.4 million and $166.8 million, respectively.

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

Most derivative contracts with clients are secured by collateral. Additionally, in accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At

September 30, 2019 and December 31, 2018, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $14.3. million and $5.1 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

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

To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At September 30, 2019 and December 31, 2018, Atlantic Capital had credit risk participation agreements with a notional amount of $8.1 million and $9.5 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of September 30, 2019 and December 31, 2018:

Derivatives designated as hedging instruments under ASC 815

		September 30, 2019		December 31, 2018
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$125,000	$5,725	$—	$—

Cash flow hedge of LIBOR based loans	Other liabilities	$50,000	$35	$100,000	$2,029

Derivatives not designated as hedging instruments under ASC 815

		September 30, 2019		December 31, 2018
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Customer swap positions	Other assets	$46,258	$1,349	$54,760	$756
Zero premium collar	Other assets	75,205	5,988	83,385	1,205
		$121,463	$7,337	$138,145	$1,961

Dealer offsets to customer swap positions	Other liabilities	$46,258	$1,448	$54,760	$770
Dealer offset to zero premium collar	Other liabilities	75,205	6,558	83,385	1,226
Credit risk participation	Other liabilities	8,126	7	9,532	2
		$129,589	$8,013	$147,677	$1,998

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018.

Derivatives not designated as hedging instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative		Recognized in Income on Derivative
(in thousands)	Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate products	Other income / (expense)	$(292)	$10	$(633)	$132
Other contracts	Other income / (expense)	(1)	—	(4)	4
Total		$(293)	$10	$(637)	$136

Fee income	Other income / (expense)	$—	$10	$—	$18

The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and nine months ended September 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30,					Nine Months Ended September 30,
	Amount of Gain or					Amount of Gain or
	(Loss) Recognized in		Gain or (Loss) Reclassified			(Loss) Recognized in		Gain or (Loss) Reclassified
	OCI on Derivatives		from Accumulated OCI in			OCI on Derivatives		from Accumulated OCI in
	(Effective Portion)		Income (Effective Portion)			(Effective Portion)		Income (Effective Portion)
(in thousands)	2019	2018	Location	2019	2018	2019	2018	Location	2019	2018
Interest rate swaps	$2,212	$(598)	Interest income	$(113)	$(18)	$5,303	$(3,093)	Interest income	$(242)	$103

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT

There were no Federal Home Loan Bank borrowings outstanding as of December 31, 2018. Federal Home Loan Bank borrowings as of September 30, 2019 are as follows:

	September 30, 2019
	Balance	Interest Rate
	(in thousands)
FHLB short-term borrowings:
Fixed rate advance maturing October 7, 2019	$45,000	2.08%
Fixed rate advance maturing October 8, 2019	31,000	2.08
Total	$76,000

Interest expense for FHLB borrowings for the three and nine months ended September 30, 2019 was $390,000 and $660,000, respectively. Interest expense for FHLB borrowings for the three and nine months ended September 30, 2018 was $637,000 and $1.9 million, respectively.

At September 30, 2019, the Company had available line of credit commitments with the FHLB totaling $716.5 million, with $76.0 million in outstanding FHLB advances. However, based on actual collateral pledged, $163.7 million was available. At September 30, 2019, the Company had an available line of credit based on the collateral available of $367.4 million with the Federal Reserve Bank of Atlanta. Interest expense on federal funds purchased for the three and nine months ended September 30, 2019 totaled $99,000 and $385,000, respectively, and $77,000 and $244,000 for the three and nine months ended September 30, 2018, respectively.

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

Subordinated debt is summarized as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	169	296
Subordinated debt, net	$49,831	$49,704

All subordinated debt outstanding at September 30, 2019 matures after more than five years.

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

As of September 30, 2019, approximately 3,345,000 additional awards were available to be granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
Risk‑free interest rate	2.27%	1.66%
Expected term in years	1.73-1.82	0.25
Expected stock price volatility	26.8%	24.2%
Dividend yield	—%	—%

The following table represents stock option activity for the nine months ended September 30, 2019:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, December 31, 2018	442,454	$12.02
Granted/modified(1)	12,500	10.00
Exercised	(79,980)	13.05
Forfeited(1)	(38,500)	13.17
Expired	(7,144)	17.79
Outstanding, September 30, 2019	329,330	$11.44	2.61	$2,018
Exercisable, September 30, 2019	309,330	$11.21	2.38	$1,971
(1)	During the nine months ended September 30, 2019, the Company modified options for 12,500 shares. The modifications are included as shares granted/modified and as shares forfeited in this table.

Atlantic Capital recognized compensation expense relating to stock options of $18,000 and $151,000 for the three and nine months ended September 30, 2019, respectively, and $70,000 and $167,000 for the three and nine months ended September 30, 2018, respectively. Using the Black-Scholes pricing model, the amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. In April 2018, the Company granted performance share awards to members of executive management under Atlantic Capital’s Long Term Incentive Plan (“LTIP”). The Company also granted restricted stock awards to certain employees and directors in 2019 under the 2015 Stock Incentive Plan.

The following table represents restricted stock and performance share award activity for the nine months ended September 30, 2019:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding, December 31, 2018	272,695	$18.09
Granted/modified(1)	158,593	19.19
Vested	(68,198)	16.54
Forfeited(1)	(67,663)	18.34
Outstanding, September 30, 2019	295,427	$18.97

(1)	During the nine months ended September 30, 2019, the Company modified 4,719 restricted stock awards. The modifications are included as shares granted/modified and as shares forfeited in this table.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards is based on the fair value of Atlantic Capital’s stock at the grant date adjusted for market conditions, as well as the subsequent achievement of performance conditions over the vesting period. The value of restricted stock and performance share grants that are expected to vest is amortized into expense over the vesting period. For the three months ended September 30, 2019 and 2018, compensation expense of $454,000 and $444,000, respectively, was recognized related to restricted stock and performance share awards. For the nine months ended September 30, 2019 and 2018, compensation expense of $1.2 million and $1.3 million respectively, was recognized related to restricted stock and performance share awards.

As of September 30, 2019, there was $2.6 million of unrecognized compensation cost related to restricted stock awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.27 years.

During the nine months ended September 30, 2019, the Company modified options for 12,500 shares and 4,719 restricted stock awards to two individuals. The modifications allowed for the immediate vesting of the awards upon retirement, as defined in the 2015 Stock Incentive Plan. The total incremental cost resulting from the modifications was $31,000 for the nine months ended September 30, 2019.

NOTE 14 – FAIR VALUE MEASUREMENTS

Atlantic Capital follows the guidance pursuant to ASC 820‑10, Fair Value Measurements and Disclosures. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This issuance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Atlantic Capital measures its investment securities and interest rate derivative assets and liabilities at fair value on a recurring basis. Fair value is used on a nonrecurring basis either when assets are evaluated for impairment or for disclosure purposes. Atlantic Capital measures its servicing assets, goodwill, intangible assets, SBIC investments, loans held for sale, impaired loans and other real estate owned at fair value on a nonrecurring basis if necessary.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three or nine months ended September 30, 2019 and 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.

	Fair Value Measurements at September 30, 2019 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. states and political subdivisions	$—	$84,744	$—	$84,744
Trust preferred securities	—	4,600	—	4,600
Corporate debt securities	—	19,826	—	19,826
Mortgage-backed securities	—	177,615	—	177,615
Total securities available-for-sale	$—	$286,785	$—	$286,785
Interest rate derivative assets	$—	$13,062	$—	$13,062
Interest rate derivative liabilities	$—	$8,048	$—	$8,048

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$26,849	$—	$26,849
U.S. states and political subdivisions	—	84,834	—	84,834
Trust preferred securities	—	4,400	—	4,400
Corporate debt securities	—	12,363	—	12,363
Mortgage-backed securities	—	274,040	—	274,040
Total securities available-for-sale	$—	$402,486	$—	$402,486
Interest rate derivative assets	$—	$1,961	$—	$1,961
Interest rate derivative liabilities	$—	$4,027	$—	$4,027

For the nine months ended September 30, 2019 and 2018, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
September 30, 2019	Measurement	Measurement	Measurement	Total
(in thousands)
Impaired Loans	$—	$—	$4,724	$4,724

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2018	Measurement	Measurement	Measurement	Total
(in thousands)
Impaired Loans	$—	$—	$1,836	$1,836

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

The short maturity of Atlantic Capital’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits in other banks, other short-term investments, and FHLB stock. The fair value of securities equals quoted market prices, if available.  If a quoted market price is not available, fair value is estimated used quoted market prices for similar securities or dealer quotes. Due to the short-term settlement of accrued interest receivable and payable, the carrying amount closely approximates fair value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of Atlantic Capital’s entire holdings. Because no ready market exists for a significant portion of Atlantic Capital’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Off-balance sheet financial instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at September 30, 2019 and December 31, 2018.

	Fair Value Measurements at
	September 30, 2019 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$42,577	$42,577	$—	$—
Interest-bearing deposits in banks	27,167	27,167	—	—
Total securities available-for-sale	286,785	—	286,785	—
Total securities held to maturity	42,863	—	42,740	—
FHLB stock	5,910	—	—	5,910
Federal Reserve Bank stock	9,998	—	—	9,998
Loans held for investment, net	1,817,593	—	—	1,840,169
Loans held for sale	916	—	916	—
Derivative assets	13,062	—	13,062	—
Financial liabilities:
Deposits	$1,854,272	$—	$1,803,960	$—
Federal funds purchased	57,000	57,000	—	—
Subordinated debt	49,831	—	50,146	—
FHLB advances	76,000	—	76,025	—
Derivative financial instruments	8,048	—	8,048	—

	Fair Value Measurements at
	December 31, 2018 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$42,895	$42,895	$—	$—
Interest-bearing deposits in other banks	216,040	216,040	—	—
Other short-term investments	9,457	9,457	—	—
Total securities available-for-sale	402,486	—	402,486	—
FHLB stock	2,622	—	—	2,622
Federal Reserve Bank stock	9,906	—	—	9,906
Loans held for investment, net	1,710,222	—	—	1,740,438
Loans held for sale	5,889	—	5,889	—
Loans held for sale - discontinued operations	373,030	—	373,030	—
Derivative assets	1,961	—	1,961	—
Financial liabilities:
Deposits	$1,952,514	$—	$1,830,673	$—
Deposits to be assumed - discontinued operations	585,429	—	585,429	—
Securities sold under agreements to repurchase - discontinued operations	6,220	6,220	—	—
Subordinated debt	49,704	—	48,960	—
Derivative financial instruments	4,027	—	4,027	—

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

Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$679,732	$715,591
Standby letters of credit	7,563	15,650
	$687,295	$731,241

Minimum lease payments	$16,669	$22,014

The Company also had commitments related to investments in SBICs totaling $2.9 million and $3.2 million at September 30, 2019 and December 31, 2018, respectively.

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

NOTE 16 – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014‑09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 2, Accounting Standards Updates and Recently Adopted Standards, the implementation of the new standard did not result in any significant changes to the Company’s methodology of recognizing revenue; as such, the Company recorded an immaterial cumulative effect adjustment to first quarter 2018 opening retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with financial guarantees and derivatives are not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as service charges on deposit accounts and trust and asset management income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams within the scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges represent general service fees for monthly account maintenance and activity, or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed, such as a wire transfer or ATM withdrawal. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Deposit account analysis fees and charges	$672	$566	$1,894	$1,601
ATM fees	—	56	39	162
NSF fees	18	20	40	86
Wire fees	124	110	336	303
Foreign exchange fees	110	50	275	176
Other	1	2	5	11
Total service charges - continuing operations	925	804	2,589	2,339
Service charges - discontinued operations	—	474	527	1,439
Total service charges	$925	$1,278	$3,116	$3,778

Trust and Asset Management

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. During the second quarter of 2018, Atlantic Capital sold its trust business, Southeastern Trust Company. The following table presents trust income by type of service provided for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Personal trust and agency accounts	$—	$—	$—	$616
Employee benefit and retirement-related trust and agency accounts	—	—	—	120
Investment management and investment advisory agency accounts	—	—	—	217
Custody and safekeeping accounts	—	—	—	26
Other	—	—	—	46
	$—	$—	$—	$1,025

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

NOTE 17 – LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016‑02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

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

The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of September 30, 2019, operating lease ROU assets and liabilities were $9.9 million and $13.9 million, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets. Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component.

The table below summarizes the Company’s net lease cost:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Operating lease cost	$509	$1,635
Short-term lease cost	11	37
Sublease income	(70)	(186)
Net lease cost	$450	$1,486

The tables below summarize other information related to the Company’s operating leases:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$551	$1,594
Right-of-use assets obtained in exchange for new finance lease liabilities	—	15,207

September 30, 2019
Weighted-average remaining lease term - operating leases	9.00

Weighted-average discount rate - operating leases	3.3%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2019
(in thousands)
Twelve Months Ended:
September 30, 2020	$2,143
September 30, 2021	1,898
September 30, 2022	1,948
September 30, 2023	1,670
September 30, 2024	1,492
Thereafter	7,518
Total future minimum lease payments	16,669
Less: Interest	(2,766)
Present value of net future minimum lease payments	$13,903

On April 5, 2019, Atlantic Capital completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches. Eight of these properties were owned by Atlantic Capital and nine were leased. The Company’s ROU asset and lease liability were reduced during the second quarter of 2019 by $3.6 million and $4.1 million, respectively, as a result of this divestiture.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q of Atlantic Capital Bancshares, Inc. (the “Company” or “Atlantic Capital”) contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

•

our strategic decision to increase our focus on SBA and franchise lending may expose us to additional risks associated with these types of lending, including industry concentration risks, our ability to sell the guaranteed portion of SBA loans, the impact of negative economic conditions on small businesses’ ability to repay the non-guaranteed portions of SBA loans, and changes to applicable federal regulations;

•

risks associated with our ability to manage the planned growth of our payment processing business, including evolving regulations, security risks, and unforeseen increases in transaction volume resulting from changes in our customers’ businesses and changes in the competitive landscape for payment processing;

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
•

other risks and factors identified in our Annual Report on Form 10‑K as filed with the Securities and Exchange Commission on March 14, 2019 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors.”

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Atlantic Capital are in accordance with GAAP and conform to general practices within the banking industry. Atlantic Capital’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Atlantic Capital’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Atlantic Capital’s accounting for the allowance for loan losses, fair value measurements, and income tax related items. Significant accounting policies are discussed in the Notes to Consolidated Financial Statements within Atlantic Capital’s Annual Report on Form 10‑K.

Non-GAAP Financial Measures.

This Form 10‑Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Atlantic Capital management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin; (iv) taxable equivalent net interest income from continuing operations; (v) taxable equivalent net interest margin from continuing operations (vi) net interest income after provision for loan losses-taxable equivalent; (vii) income before income taxes-taxable equivalent; and (viii) income tax expense-taxable equivalent. Management uses these non-GAAP financial measures because it believes they provide a greater understanding of ongoing performance and operations, enhance comparability with prior periods, and provide users of our financial information with a meaningful measure for assessing our financial results and credit trends. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as an alternative to any measure of performance or financial condition as determined in accordance with GAAP. In addition, non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures presented by other companies. Investors should consider Atlantic Capital’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. A reconciliation of these non-GAAP financial measures to GAAP financial measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

On April 5, 2019, the Bank completed the previously disclosed sale of all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank (the “Branch Sale”). In connection with the Branch Sale, FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans. FirstBank paid a deposit premium equal to 6.25% of the balance of assumed deposits, less a discount of 0.68% of purchased loans. The income and expenses related to these branches are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations. Net income from discontinued operations for the nine months ended September 30, 2019 included a gain on sale of branches of $34.5 million and divestiture expenses of $5.1 million.

Atlantic Capital reported net income from continuing operations of $7.6 million for the third quarter of 2019 compared to net income from continuing operations of $7.0 million for the third quarter of 2018. Diluted income per common share from continuing operations was $0.33 for the third quarter of 2019, compared to $0.27 for the same period in 2018.

For the nine months ended September 30, 2019, Atlantic Capital reported net income from continuing operations of $21.0 million. This compared to net income from continuing operations of $20.6 million for the nine months ended September 30, 2018. Diluted income per common share from continuing operations was $0.88 for the nine months ended September 30, 2019 compared to $0.79 for the same period in 2018.

The increase in net income from continuing operations for the three months ended September 30, 2019, compared to the same period in 2018, was primarily attributable to a $694,000, or 4%, increase in taxable equivalent net interest income from continuing operations and a $432,000 or 51% decrease in the provision for loan losses from continuing operations, partially offset by an $805,000, or 7%, increase in noninterest expense from continuing operations.

The increase in net income from continuing operations for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily attributable to a $5.1 million, or 9%, increase in taxable equivalent net interest income from continuing operations, partially offset by a $1.8 million, or 19%, decrease in noninterest income from continuing operations and a $1.9 million, or 5%, increase in noninterest expense from continuing operations.

Taxable equivalent net interest income from continuing operations was $20.1 million for the third quarter of 2019, compared to $19.4 million for the third quarter of 2018. Taxable equivalent net interest margin from continuing operations increased to 3.52% for the three months ended September 30, 2019 from 3.48% for the three months ended September 30, 2018. For the nine months ended September 30, 2019, taxable equivalent net interest income from continuing operations was $60.6 million compared to $55.5 million for the same period of 2018. Taxable equivalent net interest margin from continuing operations increased to 3.66% for the nine months ended September 30, 2019 from 3.46% for the nine months ended September 30, 2018. The margin increase for the three and nine months ended September 30, 2019 compared to the prior year was primarily due to increases in the Federal Funds rate.

Provision for loan losses for the quarter ended September 30, 2019 totaled $413,000, a decrease of $432,000 from the quarter ended September 30, 2018. The decrease was primarily related to a  decrease in modeled loss rates and a change in loan mix when compared to the prior period. For the nine months ended September 30, 2019, Atlantic Capital’s provision for loan losses was $1.9 million compared to a provision of $1.4 for the first nine months of 2018. The increase was primarily due to higher levels of net charge-offs for the nine months ended September 30, 2019 compared to the first nine months of 2018.

Noninterest income from continuing operations increased $514,000, or 23%, to $2.8 million from the third quarter of 2018. The increase was primarily due to the $253,000 gain on sale of available-for-sale securities and an increase of $268,000, or 30%, in income from SBA lending activities during the third quarter of 2019. Also contributing to the increase was an increase in gain on sales of other assets of $82,000, or 141%, in the third quarter of 2019. This was offset by a decrease in derivatives income of $313,000 in the third quarter of 2019.

For the first nine months of 2019, noninterest income from continuing operations decreased $1.8 million, or 19%, to $8.0 million. The decrease was primarily due to the $1.7 million gain on the sale of Southeastern Trust Company in the second quarter of 2018. Also contributing to the decrease was a $1.0 million, or 100%, decrease in trust income due to the sale of the trust business in the second quarter of 2018. Additionally, derivatives loss for the first nine months of 2019 totaled $637,000 compared to a derivatives gain of $154,000 for the same period in 2018. This was partially offset by a $909,000 increase in the gain on sale of investment securities.

For the third quarter of 2019, noninterest expense from continuing operations increased $805,000 or 7%, to $12.7 million compared to the third quarter of 2018. The most significant component of the increase was a $963,000 or 13%, increase in salaries and employee benefits primarily related to new hires made in 2019.

Noninterest expense from continuing operations totaled $39.7 million for the nine months ended September 30, 2019, compared to $37.8 million for the same period in 2018. The most significant component of the increase was a $1.8 million, or 8%, increase in salaries and employee benefits primarily related to severance, medical insurance costs as well as new hires made in 2019.

Table 1 - Quarterly Selected Financial Data(1)

(dollars in thousands, except share and per share data; taxable equivalent)

	2019			2018		For the Nine months ended
	Third	Second	First	Fourth	Third	September 30,
	Quarter	Quarter	Quarter	Quarter	Quarter	2019	2018
INCOME SUMMARY(1)
Interest income(2)	$26,624	$26,686	$26,297	$26,725	$24,114	$79,607	$68,430
Interest expense	6,536	6,709	5,773	5,560	4,720	19,018	12,953
Net interest income	20,088	19,977	20,524	21,165	19,394	60,589	55,477
Provision for loan losses	413	698	814	502	845	1,925	1,444
Net interest income after provision for loan losses	19,675	19,279	19,710	20,663	18,549	58,664	54,033
Noninterest income	2,769	2,941	2,336	164	2,255	8,046	9,883
Noninterest expense	12,677	13,254	13,795	12,208	11,872	39,726	37,783
Income from continuing operations before income taxes	9,767	8,966	8,251	8,619	8,932	26,984	26,133
Income tax expense	2,198	1,957	1,811	1,136	1,934	5,966	5,566
Net income from continuing operations	7,569	7,009	6,440	7,483	6,998	21,018	20,567
Income (loss) from discontinued operations, net of tax	617	22,143	(1,063)	1,347	(485)	21,697	(865)
Net income	$8,186	$29,152	$5,377	$8,830	$6,513	$42,715	$19,702

PER SHARE DATA
Basic earnings per share - continuing operations	$0.33	$0.29	$0.26	$0.29	$0.27	$0.88	$0.79
Basic earnings (loss) per share - discontinued operations	0.03	0.93	(0.04)	0.05	(0.02)	0.91	(0.03)
Basic earnings per share	0.36	1.22	0.22	0.34	0.25	1.79	0.76

Diluted earnings per share - continuing operations	$0.33	$0.29	$0.26	$0.29	$0.27	$0.88	$0.79
Diluted earnings (loss) per share - discontinued operations	0.03	0.92	(0.04)	0.05	(0.02)	0.91	(0.03)
Diluted earnings per share	0.36	1.21	0.21	0.34	0.25	1.78	0.75

PERFORMANCE MEASURES				`
Return on average equity	9.77%	34.38%	6.80%	10.90%	8.07%	17.25%	8.41%
Return on average assets	1.32	4.79	0.77	1.21	0.92	2.22	0.96
Taxable equivalent net interest margin - continuing operations	3.52	3.61	3.74	3.66	3.48	3.66	3.46
Efficiency ratio - continuing operations	55.72	58.06	60.61	57.50	55.09	58.13	58.07
Equity to assets	13.64	14.09	11.23	10.95	11.11	13.64	11.11

ASSET QUALITY
Allowance for loan losses to loans held for investment(3)	0.98%	1.02%	1.04%	1.03%	1.00%	0.98%	1.00%
Net charge-offs	$519	$619	$558	$(3)	$(15)	$1,696	$345
Net charge-offs to average loans(4)	0.11%	0.14%	0.11%	—%	—%	0.12%	0.02%
NPAs to total assets	0.29	0.31	0.40	0.20	0.13	0.29	0.13

AVERAGE BALANCES
Total loans	$1,801,629	$1,800,001	$2,089,465	$2,076,853	$1,963,817	$1,758,141	$1,943,369
Investment securities	340,872	360,047	400,101	450,465	461,348	366,790	456,660
Total assets	2,453,438	2,440,502	2,829,072	2,891,327	2,805,740	2,572,961	2,743,247
Deposits	1,949,657	1,947,426	2,387,104	2,380,861	2,254,072	2,095,964	2,181,628
Shareholders’ equity	332,291	340,119	320,812	321,348	320,090	331,116	313,200
Number of common shares - basic	22,681,904	23,888,381	24,855,171	25,919,445	26,103,397	23,800,525	25,956,336
Number of common shares - diluted	22,837,531	24,040,806	25,019,384	26,043,799	26,254,772	23,957,915	26,134,655

AT PERIOD END
Total loans	$1,836,589	$1,789,740	$2,120,866	$2,106,992	$2,040,320	$1,836,589	$2,040,320
Investment securities	329,648	348,723	402,640	402,486	465,756	329,648	465,756
Total assets	2,410,198	2,389,680	2,855,887	2,955,440	2,882,721	2,410,198	2,882,721
Deposits	1,854,272	1,851,531	2,440,448	2,537,943	2,379,824	1,854,272	2,379,824
Shareholders’ equity	328,711	336,715	320,627	323,653	320,237	328,711	320,237
Number of common shares outstanding	22,193,761	23,293,465	24,466,964	25,290,419	26,103,666	22,193,761	26,103,666

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

(3) The ratios for the first and second quarters of 2019 and third and fourth quarters of 2018 are calculated on a continuing operations basis. Prior period ratios have not been retrospectively adjusted for the impact of discontinued operations.

(4) Annualized.

Non-GAAP Performance Measures Reconciliation

(dollars in thousands)

	2019			2018		For the Nine months
	Third	Second	First	Fourth	Third	ended September 30,
	Quarter	Quarter	Quarter	Quarter	Quarter	2019	2018
Taxable equivalent interest income reconciliation
Interest income - GAAP	$26,520	$26,598	$26,197	$26,628	$24,017	$79,315	$68,132
Taxable equivalent adjustment	104	88	100	97	97	292	298
Interest income - taxable equivalent	$26,624	$26,686	$26,297	$26,725	$24,114	$79,607	$68,430

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$19,984	$19,889	$20,424	$21,068	$19,297	$60,297	$55,179
Taxable equivalent adjustment	104	88	100	97	97	292	298
Net interest income - taxable equivalent	$20,088	$19,977	$20,524	$21,165	$19,394	$60,589	$55,477

Taxable equivalent net interest income after provision for loan losses reconciliation
Net interest income after provision for loan losses - GAAP	$19,571	$19,191	$19,610	$20,566	$18,452	$58,372	$53,735
Taxable equivalent adjustment	104	88	100	97	97	292	298
Net interest income after provision for loan losses - taxable equivalent	$19,675	$19,279	$19,710	$20,663	$18,549	$58,664	$54,033

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$9,663	$8,878	$8,151	$8,522	$8,835	$26,692	$25,835
Taxable equivalent adjustment	104	88	100	97	97	292	298
Income before income taxes - taxable equivalent	$9,767	$8,966	$8,251	$8,619	$8,932	$26,984	$26,133

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$2,094	$1,869	$1,711	$1,039	$1,837	$5,674	$5,268
Taxable equivalent adjustment	104	88	100	97	97	292	298
Income tax expense - taxable equivalent	$2,198	$1,957	$1,811	$1,136	$1,934	$5,966	$5,566

Taxable equivalent net interest margin reconciliation - continuing operations
Net interest margin - GAAP - continuing operations	3.51%	3.60%	3.72%	3.64%	3.46%	3.64%	3.44%
Impact of taxable equivalent adjustment	0.01%	0.01%	0.02%	0.02%	0.02%	0.02%	0.02%
Net interest margin - taxable equivalent - continuing operations	3.52%	3.61%	3.74%	3.66%	3.48%	3.66%	3.46%

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.51%	3.54%	3.66%	3.60%	3.45%	3.57%	3.49%
Impact of taxable equivalent adjustment	0.01	0.02	0.02	0.02	0.02	0.02	0.01
Net interest margin - taxable equivalent	3.52%	3.56%	3.68%	3.62%	3.47%	3.59%	3.50%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Taxable equivalent net interest income from continuing operations for the third quarter of 2019 totaled $20.1 million, a $694,000, or 4%, increase compared to the third quarter of 2018. This increase was primarily driven by a $2.5 million, or 10%, increase in taxable equivalent interest income from continuing operations. This was offset by an increase in interest expense from continuing operations for the third quarter of 2019 of $1.8 million, or 38%, when compared to the third quarter of 2018.  The change in taxable equivalent interest income from continuing operations was primarily due to a $3.4 million, or 17%, increase in interest income on loans, resulting from an increase in average loan balances. The change in interest expense from continuing operations was primarily due to an increase in interest expense on deposits of $2.0 million, or 64%, resulting from an increase in deposit costs and an increase in average interest-bearing deposit balances.  Net accretion income on the acquired loans discount totaled $35,000 for the three months ended September 30, 2019, compared to $336,000 for the same period in 2018.

During the second quarter of 2019, due to the $167 million in cash paid to the buyer at the closing of the Branch Sale, Atlantic Capital restructured the balance sheet following the transaction with a combination of excess cash, proceeds from sold securities, FHLB borrowings, and brokered deposits.

Interest expense from continuing operations for the three months ended September 30, 2019 totaled $6.5 million, a $2.0 million, or 64%, increase from the same period of 2018. The rate paid on interest bearing liabilities from continuing operations increased 32 basis points from the third quarter of 2018 to the third quarter of 2019, driven by an increase in interest rates on deposits and other borrowings resulting from increases in the Federal Funds rate during 2018.

Taxable equivalent net interest income from continuing operation for the nine months ended September 30, 2019 totaled $60.6 million, a $5.1 million, or 9%, increase compared to the same period in 2018. This increase was primarily driven by an $11.2 million, or 16%, increase in taxable equivalent interest income from continuing operations. The change in taxable equivalent interest income from continuing operations primarily resulted from a $12.5 million, or 22%, increase in interest income on loans, resulting from increases in the Fed Funds rate during 2018 and an increase in average loan balances.

Interest expense from continuing operations for the nine months ended September 30, 2019 totaled $19.0 million, a $6.1 million, or 47%, increase from the same period of 2018, primarily due to a $7.2 million, or 86%, increase in interest paid on deposits. The rate paid on interest bearing liabilities from continuing operations increased 50 basis points from the first nine months of 2018 to the same period of 2019, driven by an increase in interest rates on deposits and other borrowings.

Taxable equivalent net interest margin from continuing operations increased to 3.52% for the three months ended September 30, 2019 compared to 3.48% for the three months ended September 30, 2018. Taxable equivalent net interest margin from continuing operations for the nine months ended September 30, 2019 increased to 3.66% compared to 3.46% for the nine months ended September 30, 2018. The primary reason for the increase in taxable equivalent net interest margin from continuing operations for the three and nine month periods was higher interest rates on loans resulting from Federal Funds rate increases during 2018.

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

Table 2 - Average Balance Sheets and Net Interest Analysis

(dollars in thousands; taxable equivalent)

	Three months ended September 30,
	2019			2018
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$103,954	$564	2.15%	$128,248	$647	2.00%
Other short-term investments	—	—	0.00%	21,985	157	2.83%
Investment securities:
Taxable investment securities	257,005	1,657	2.56%	385,834	2,315	2.38%
Non-taxable investment securities(1)	83,867	623	2.95%	75,514	571	3.00%
Total investment securities	340,872	2,280	2.65%	461,348	2,886	2.48%
Loans - continuing operations	1,801,629	23,541	5.18%	1,583,459	20,117	5.04%
FHLB and FRB stock	15,524	239	6.11%	17,624	307	6.91%
Total interest-earning assets - continuing operations	2,261,979	26,624	4.67%	2,212,664	24,114	4.32%
Loans held for sale - discontinued operations	—	—	0.00%	380,358	4,502	4.70%
Total interest-earning assets	2,261,979	26,624	4.67%	2,593,022	28,616	4.38%
Non-earning assets	191,459			212,718
Total assets	$2,453,438			$2,805,740
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,191,293	4,642	1.55%	1,012,953	2,791	1.09%
Time deposits	32,409	51	0.62%	10,406	30	1.14%
Brokered deposits	88,146	530	2.39%	67,937	361	2.11%
Total interest-bearing deposits	1,311,848	5,223	1.58%	1,091,296	3,182	1.16%
Total borrowings	85,478	489	2.27%	134,609	714	2.10%
Total long-term debt	49,803	824	6.56%	49,634	824	6.59%
Total interest-bearing liabilities - continuing operations	1,447,129	6,536	1.79%	1,275,539	4,720	1.47%
Interest-bearing liabilities - discontinued operations	—	—	0.00%	473,388	1,236	1.04%
Total interest-bearing liabilities	1,447,129	6,536	1.79%	1,748,927	5,956	1.35%
Demand deposits	637,809			561,355
Demand deposits - discontinued operations	—			136,572
Other liabilities	36,209			38,796
Shareholders' equity	332,291			320,090
Total liabilities and shareholders' equity	$2,453,438			$2,805,740
Net interest spread - continuing operations			2.88%			2.85%
Net interest income and net interest margin - continuing operations(2)		$20,088	3.52%		$19,394	3.48%
Net interest income and net interest margin(2)		$20,088	3.52%		$22,660	3.47%

Non-taxable equivalent net interest margin			3.51%			3.45%

(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)

(dollars in thousands; taxable equivalent)

	Nine months ended September 30,
	2019			2018
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$88,960	$1,476	2.22%	$101,502	$1,606	2.12%
Other short-term investments	5,181	118	3.05%	13,907	284	2.73%
Investment securities:
Taxable investment securities	284,978	5,619	2.64%	380,002	6,643	2.34%
Non-taxable investment securities(1)	81,812	1,819	2.97%	76,658	1,723	3.01%
Total investment securities	366,790	7,438	2.71%	456,660	8,366	2.45%
Loans - continuing operations	1,739,917	69,847	5.37%	1,553,609	57,359	4.94%
FHLB and FRB stock	14,173	727	6.86%	18,291	816	5.96%
Total interest-earning assets - continuing operations	2,215,021	79,606	4.81%	2,143,969	68,431	4.27%
Loans held for sale - discontinued operations	156,060	4,588	3.93%	389,760	13,714	4.70%
Total interest-earning assets	2,371,081	84,194	4.75%	2,533,729	82,145	4.33%
Non-earning assets	201,880			209,518
Total assets	$2,572,961			$2,743,247
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,147,508	13,630	1.59%	974,678	7,028	0.96%
Time deposits	18,246	139	1.02%	10,075	82	1.09%
Brokered deposits	91,963	1,733	2.52%	80,920	1,212	2.00%
Total interest-bearing deposits	1,257,717	15,502	1.65%	1,065,673	8,322	1.04%
Total borrowings	57,844	1,045	2.42%	155,701	2,155	1.85%
Total long-term debt	49,761	2,471	6.64%	49,592	2,476	6.68%
Total interest-bearing liabilities - continuing operations	1,365,322	19,018	1.86%	1,270,966	12,953	1.36%
Interest-bearing liabilities - discontinued operations	192,613	1,502	1.04%	465,339	2,800	0.80%
Total interest-bearing liabilities	1,557,935	20,520	1.76%	1,736,305	15,753	1.21%
Demand deposits	593,957			518,186
Demand deposits - discontinued operations	52,481			138,621
Other liabilities	37,472			36,935
Shareholders' equity	331,116			313,200
Total liabilities and shareholders' equity	$2,572,961			$2,743,247
Net interest spread - continuing operations			2.95%			2.91%
Net interest income and net interest margin - continuing operations(2)		$60,588	3.66%		$55,478	3.46%
Net interest income and net interest margin(2)		$63,674	3.59%		$66,392	3.50%

Non-taxable equivalent net interest margin			3.57%			3.49%

(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income

(dollars in thousands)

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Compared to 2018			Compared to 2018
	Increase (decrease) Due to Changes in:			Increase (decrease) Due to Changes in:
			Total			Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earning assets
Interest bearing deposits in other banks	$(132)	$49	$(83)	$(208)	$78	$(130)
Other short-term investments	—	(157)	(157)	(199)	33	(166)
Investment securities:
Taxable investment securities	(831)	173	(658)	(1,874)	850	(1,024)
Non-taxable investment securities(1)	62	(10)	52	115	(19)	96
Total investment securities	(769)	163	(606)	(1,759)	831	(928)
Loans - continuing operations	2,851	573	3,424	7,479	5,009	12,488
FHLB and FRB stock	(32)	(36)	(68)	(211)	122	(89)
Total interest-earning assets - continuing operations	1,918	592	2,510	5,102	6,073	11,175
Loans held for sale - discontinued operations	—	(4,502)	(4,502)	(6,871)	(2,255)	(9,126)
Total interest-earning assets	1,918	(3,910)	(1,992)	(1,769)	3,818	2,049

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	695	1,156	1,851	2,053	4,549	6,602
Time deposits	35	(14)	21	62	(5)	57
Brokered deposits	122	47	169	208	313	521
Total interest-bearing deposits	852	1,189	2,041	2,323	4,857	7,180
Total borrowings	(281)	56	(225)	(1,768)	658	(1,110)
Total long-term debt	3	(3)	—	8	(13)	(5)
Total interest-bearing liabilities - continuing operations	574	1,242	1,816	563	5,502	6,065
Interest-bearing liabilities - discontinued operations	—	(1,236)	(1,236)	(2,127)	829	(1,298)
Total interest-bearing liabilities	574	6	580	(1,564)	6,331	4,767
Change in net interest income - continuing operations	$1,344	$(650)	$694	$4,539	$571	$5,110
Change in net interest income	$1,344	$(3,916)	$(2,572)	$(205)	$(2,513)	$(2,718)

(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

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

For the three months ended September 30, 2019, the provision for loan losses from continuing operations was $413,000, a decrease of $432,000 compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, the provision for loan losses from continuing operations was $1.9 million, an increase of $481,000 compared to the nine months ended September 30, 2018.

The lower provision for the third quarter of 2019 compared to the third quarter of 2018 was due to a change in loan mix and lower modeled loss rates. The higher provision for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily related to an increase in net charge-offs as well as an increase in specific reserve impairments during the first two quarters of 2019. At September 30, 2019, nonperforming loans totaled $6.8 million compared to $2.7 million at September 30, 2018. Net loan charge-offs were 0.11% and 0.12%, respectively, of average loans (annualized) for the three and nine months ended September 30, 2019 compared to 0.00% and 0.02%, respectively, for the three and nine months ended September 30, 2018. The increase in net charge-offs was due to commercial and industrial SBA loans charged off in 2019. The allowance for loan losses to total loans at September 30, 2019 was 0.98%, compared to 1.03% at December 31, 2018.

Noninterest Income

Noninterest income from continuing operations for the three and nine months ended September 30, 2019 was $2.8 million and $8.0 million, respectively, compared to $2.3 million and $9.9 million for the comparable periods of the prior year; representing an increase of $514,000 for the three month period and a decrease of $1.9 million for the nine month period. The following table presents the components of noninterest income.

Table 4 - Noninterest Income

(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Service charges	$925	$804	$121	15%	$2,589	$2,339	$250	11%
Securities gains (losses), net	253	—	253	—	907	(2)	909	45,450
Gain (loss) on sales of other assets	140	58	82	141	127	(154)	281	182
Trust income	—	—	—	—	—	1,025	(1,025)	(100)
Derivatives income (loss)	(293)	20	(313)	(1,565)	(637)	154	(791)	(514)
Bank owned life insurance	422	379	43	11	1,171	1,126	45	4
SBA lending activities	1,150	882	268	30	3,332	3,181	151	5
Gain on sale of trust business	—	—	—	—	—	1,681	(1,681)	(100)
Other noninterest income	172	112	60	54	557	533	24	5
Total noninterest income - continuing operations	2,769	2,255	514	23	8,046	9,883	(1,837)	(19)
Noninterest income - discontinued operations	—	811	(811)	(100)	35,289	2,497	32,792	1,313
Noninterest income	$2,769	$3,066	$(297)	(10)%	$43,335	$12,380	$30,955	250%

Service charges from continuing operations for the three months ended September 30, 2019 totaled $925,000, an increase of $121,000, or 15%, from the same period in 2018. For the nine months ended September 30, 2019, service charges from continuing operations totaled $2.6 million, an increase of $250,000, or 11%, from the first nine months of 2018. The increase for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to higher fees in the payments business and higher foreign exchange fees.

Securities gains from continuing operations for the three and nine months ended September 30, 2019 increased $253,000, and $909,000, respectively from the comparable periods in 2018, as a result of the balance sheet realignment due to the Branch Sale and interest rate risk initiatives.

Trust income for the nine months ended September 30, 2019 decreased $1.0 million, or 100%, compared to the same period in 2018 due to the sale of the trust business in the second quarter of 2018.

Derivatives income (loss) for the third quarter of 2019 was a loss of $293,000, compared to a gain of $20,000 for the same period in 2018. For the nine months ended September 30, 2019, derivatives income decreased $791,000 from the same period in 2018. The decrease in income for both periods was due to changes in the derivatives credit valuation adjustment.

Income from SBA lending activities for the third quarter of 2019 increased $268,000, or 30%, from the same period in 2018, due to an increase in loan balances sold. During the three months ended September 30, 2019 and 2018, guaranteed portions of SBA loans totaling $17.0 million and $11.4 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first nine months of 2019 increased $151,000, or 5%, from the same period in 2018, due to an increase in loan balances sold. During the nine months ended September 30, 2019 and 2018, guaranteed portions of SBA loans with principal balances of $49.7 million and $43.0 million, respectively, were sold in the secondary market.

Noninterest income from discontinued operations increased $32.8 million for the nine months ended September 30, 2019 compared to the same periods in 2018 due to a $34.5 million gain in connection with the Branch Sale.

Noninterest Expense

Noninterest expense from continuing operations for the three and nine months ended September 30, 2019 was $12.7 million and $39.7 million, respectively, compared to $11.9 million and $37.8 million for the comparable periods of the prior year. The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense

(dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Salaries and employee benefits	$8,295	$7,332	$963	13%	$26,037	$24,193	$1,844	8%
Occupancy	722	732	(10)	(1)	2,050	2,317	(267)	(12)
Equipment and software	842	747	95	13	2,334	2,034	300	15
Professional services	764	796	(32)	(4)	2,331	2,564	(233)	(9)
Postage, printing and supplies	32	55	(23)	(42)	109	136	(27)	(20)
Communications and data processing	796	566	230	41	2,133	1,904	229	12
Marketing and business development	243	211	32	15	702	486	216	44
FDIC premiums	(193)	154	(347)	(225)	217	405	(188)	(46)
Other noninterest expense	1,176	1,279	(103)	(8)	3,813	3,744	69	2
Total noninterest expense	12,677	11,872	805	7	39,726	37,783	1,943	5
Noninterest expense - discontinued operations	—	4,723	(4,723)	(100)	9,685	14,565	(4,880)	(34)
Noninterest expense	$12,677	$16,595	$(3,918)	(24)%	$49,411	$52,348	$(2,937)	(6)%

Salaries and employee benefits expense from continuing operations for the three months ended September 30, 2019 totaled $8.3 million, an increase of $963,000 or 13%, from the same period in 2018. For the first nine months of 2019, salaries and employee benefits totaled $26.0 million, an increase of $1.8 million, or 8%, from the first nine months of 2018. The increase for the three and nine months ended September 30, 2019, was primarily attributable to severance expense unrelated to the Branch Sale, an increase in medical insurance expense, and new hires made in 2019. Full time equivalent headcount totaled 197 at September 30, 2019, compared to 334 at September 30, 2018, a net decrease of 137 positions, primarily due to a reduction in retail and support staff related to the Branch Sale.

Occupancy costs from continuing operations were $722,000 for the third quarter of 2019, a decrease of $10,000, or 1%, compared to the third quarter of 2018. For the nine months ended September 30, 2019, occupancy costs were $2.1 million, a decrease of $267,000, or 12%, from the first nine months of 2018. The decrease for the nine months ended September 30, 2019, was the result of higher rent expense in the third quarter of 2018 due to the overlap of leases and their expenses from the relocation of the Atlanta headquarters.

Equipment and software costs from continuing operations were $842,000 for the third quarter of 2019, an increase of $95,000, or 13%, compared to the third quarter of 2018. For the nine months ended September 30, 2019, equipment and software costs from continuing operations were $2.3 million, an increase of $300,000, or 15%, from the first nine months of 2018. The increase for both periods was the result of additional investments in technology.

Professional services costs from continuing operations were $764,000 for the third quarter of 2019, a decrease of $32,000, or 4%, compared to the third quarter of 2018. For the nine months ended September 30, 2019, professional services costs from continuing operations were $2.3 million, a decrease of $233,000, or 9%, from the first nine months of 2018. The decrease for both periods was primarily due to lower consultant fees.

FDIC premiums expense from continuing operations was ($193,000) for the third quarter of 2019, a decrease of $347,000, compared to the third quarter of 2018. For the nine months ended September 30, 2019, FDIC premiums were $217,000, a decrease of $188,000, or 46%, from the first nine months of 2018. The decrease for the three and nine months ended September 30, 2019 was due to small bank assessment credits issued in the third quarter of 2019.

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

The income tax expense from continuing operations for the three and nine months ended September 30, 2019 was $2.1 million and $5.7 million, respectively, compared to $1.8 million and $5.3 million for the same periods in 2018. The effective tax rate (as a percentage of pre-tax earnings) was 21.7% and 21.3%, respectively, for the three and nine months ended September 30, 2019 compared to 20.8% and 20.4%, respectively, for the same period in 2018.

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

Based on all evidence considered, as of September 30, 2019 and 2018, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At September 30, 2019 and 2018, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $6.8 million and $8.5 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security in 2015, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION

Total assets at September 30, 2019 and December 31, 2018 were $2.41 billion and $2.96 billion, respectively. Average total assets for the third quarter of 2019 were $2.45 billion, compared to $2.81 billion in the third quarter of 2018. The decrease in total assets was primarily due to the sale of loans and other assets in connection with the Branch Sale in the second quarter of 2019.

Loans

At September 30, 2019, total loans held for investment increased $108,000, or 6%, to $1.84 billion compared to $1.73 billion at December 31, 2018. Commercial and industrial loans as of September 30, 2019 increased $52.0 million, or 8%, compared to December 31, 2018, and owner occupied commercial real estate loans increased $54.6 million, or 18%, for the same periods. Table 6 provides additional information regarding Atlantic Capital’s loan portfolio.

Table 6 - Loans

(dollars in thousands)

		% of		% of
		Total		Total
	September 30, 2019	Loans	December 31, 2018	Loans
Loans held for sale
Loans held for sale - discontinued operations	$—		$373,030
Other loans held for sale	916		5,889
Total loans held for sale	$916		$378,919

Loans held for investment
Commercial loans:
Commercial and industrial	$697,412	38%	$645,374	37%
Commercial real estate:
Owner occupied	352,842	19	298,291	17
Non-owner occupied	512,683	28	496,537	30
Construction and land	145,177	8	156,232	9
Mortgage warehouse participations	23,256	1	27,967	2
Total commercial loans	1,731,370	94	1,624,401	95

Residential:
Residential mortgages	31,903	2	32,800	2
Home equity	25,638	1	22,822	1
Total residential loans	57,541	3	55,622	3

Consumer	27,168	2	25,851	1
Other	22,533	1	24,712	1
Total loans	1,838,612		1,730,586
Less net deferred fees and other unearned income	(2,939)		(2,513)
Total loans held for investment	1,835,673		1,728,073

Total loans	$1,836,589		$2,106,992

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

Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310‑30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual for periods ended prior to December 31, 2018, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, was recognized on all PCI loans. As of December 31, 2018, PCI loans were designated as held-for-sale and subsequently sold in the Branch Sale.

At September 30, 2019, Atlantic Capital’s nonperforming assets totaled $7.0 million, or 0.29% of total assets, compared to $6.1 million, or 0.20% of total assets, at December 31, 2018. The increase was primarily due to two loan relationships that were placed on nonaccrual status, offset by the sale of an other real estate property in the third quarter of 2019.

Nonaccrual loans totaled $6.8 million and $4.7 million as of September 30, 2019 and December 31, 2018, respectively. There were no loans past due 90 days and still accruing at September 30, 2019 compared to $479,000 at December 31, 2018. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming Assets

(dollars in thousands)

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018

Nonaccrual loans	$6,770	$5,999	$10,336	$4,697	$2,716
Loans past due 90 days and still accruing	—	353	—	479	—
Total nonperforming loans(1) (NPLs)	6,770	6,352	10,336	5,176	2,716
Other real estate owned	278	971	971	874	968
Total nonperforming assets (NPAs)	$7,048	$7,323	$11,307	$6,050	$3,684
NPLs as a percentage of total loans	0.37%	0.35%	0.49%	0.25%	0.13%
NPAs as a percentage of total assets	0.29%	0.31%	0.40%	0.20%	0.13%

(1)

Nonperforming loans as of September 30, 2018 exclude those loans which are PCI loans. As of December 31, 2018, PCI loans were designated as held for sale in the upcoming Branch Sale. As a result, nonperforming loans held for sale which were previously designated as PCI loans are included in total nonperforming loans as of March 31, 2019 and December 31, 2018. Those PCI loans were sold in connection with the closing of the Branch Sale in April 2019.

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

Table 8 - Troubled Debt Restructurings

(dollars in thousands)

	September 30, 2019	December 31, 2018
Accruing TDRs	$11,508	$8,237
Nonaccruing TDRs	1,256	—

Total TDRs	$12,764	$8,237

During the three months ended September 30, 2019, the Company restructured via bankruptcy one commercial real estate SBA loan, resulting in its reclassification as a TDR. For the nine months ended September 30, 2019, restructurings included modifications such as payment deferrals and interest only forbearance.

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $52.5 million and $58.2 million as of September 30, 2019 and December 31, 2018, respectively. Management closely tracks the financial performance of the borrower and the current values of collateral when assessing the collectability of these loans.

Allowance for Loan Losses

At September 30, 2019, the allowance for loan losses totaled $18.0 million, or 0.98% of loans, compared to $17.9 million, or 1.03% of loans, at December 31, 2018. The increase in the allowance was primarily related to an increase in outstanding loan balances as well as an increase in specific reserves.

Net charge-offs for the three months ended September 30, 2019 were $519,000 and a net recovery of $15,000 for the three months ended September 30, 2018. Net charge-offs for the nine months ended September 30, 2019 and 2018 were $1.7 million and $345,000, respectively. The increase related primarily to three charge-offs in 2019: a $330,000 net charge-off for a Tennessee commercial and industrial loan not included in the Branch Sale and two net charge-offs on commercial and industrial SBA loans totaling $1.0 million. Table 9 provides details concerning the allowance for loan losses during the past five quarters.

Table 9 - Allowance for Loan Losses (ALL)

(dollars in thousands)

	2019			2018
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$18,186	$18,107	$17,851	$20,443	$19,583
Provision for loan losses	413	698	814	595	758
Provision for loan losses (reversal of provision) - discontinued operations	—	—	—	(3,097)	—
Provision for PCI loan losses	—	—	—	(93)	87
Loans charged-off:
Commercial and industrial	(541)	(588)	(549)	—	—
Commercial real estate	—	(47)	—	—	—
Construction and land	—	—	—	—	—
Residential mortgages	—	—	(9)	(5)	—
Home equity	—	—	—	—	—
Consumer	(2)	—	(37)	(3)	—
Other	—	—	—	—	—
Total loans charged-off	(543)	(635)	(595)	(8)	—
Recoveries on loans previously charged-off:
Commercial and industrial	17	—	14	—	—
Commercial real estate	—	—	—	—	—
Construction and land	1	—	3	—	—
Residential mortgages	—	—	7	4	—
Home equity	—	—	1	—	—
Consumer	6	16	12	7	15
Other	—	—	—	—	—
Total recoveries	24	16	37	11	15
Net charge-offs	(519)	(619)	(558)	3	15
Allowance for loan losses at end of period (1)	$18,080	$18,186	$18,107	$17,851	$20,443

Average loans	$1,801,629	$1,800,001	$2,089,465	$2,076,853	$1,963,817
Loans at end of period	1,836,589	1,789,740	2,120,866	2,106,922	2,040,320
Ratios:
Net charge-offs (annualized) to average loans	0.11%	0.14%	0.11%	—%	—%
Allowance for loan losses to total loans (1)	0.98	1.02	1.04	1.03	1.00

(1)	The allowance for loan losses has not been adjusted retrospectively for discontinued operations in periods prior to the fourth quarter of 2018.

Investment Securities

Investment securities totaled $329.6 million at September 30, 2019, compared to $402.5 million at December 31, 2018. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2019, investment securities available-for-sale had a net unrealized gain of $3.7 million, compared to a net unrealized loss of $11.8 million as of December 31, 2018. Changes in interest rates and credit spreads result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other-than-temporary impairment existed as of September 30, 2019.

Changes in the amount of Atlantic Capital’s securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing or sold securities to fund loan demand. During the third quarter of 2019, the Company purchased $42.9 million in held-to-maturity municipal securities, in order to extend the duration of the securities portfolio, as well as to reduce the asset sensitivity of the balance sheet.

Details of investment securities at September 30, 2019 and December 31, 2018 are provided in Table 10.

Table 10 - Securities

(dollars in thousands)

	September 30, 2019		December 31, 2018
	Amortized		Amortized
Available-for-Sale Securities	Cost	Fair Value	Cost	Fair Value
U.S. Government agencies	$—	$—	$27,259	$26,849
U.S. states and political divisions	83,922	84,744	91,864	84,834
Trust preferred securities	4,801	4,600	4,781	4,400
Corporate debt securities	19,564	19,826	12,855	12,363
Residential mortgage-backed securities	174,826	177,615	277,524	274,040
Total available-for-sale	283,113	286,785	414,283	402,486
Held-to-Maturity Securities
U.S. states and political divisions	42,863	42,740	—	—
Total held-to-maturity	42,863	42,740	—	—
Total securities	$325,976	$329,525	$414,283	$402,486

The effective duration of Atlantic Capital’s securities was 5.44 years and 5.26 years at September 30, 2019 and December 31, 2018, respectively.

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

On April 5, 2019, the Bank completed the Branch Sale. In accordance with GAAP, Atlantic Capital allocated a proportionate share of its goodwill balance to the discontinued operations on a relative fair value basis and performed an impairment test for the goodwill remaining in the reporting unit to be retained. This impairment analysis of goodwill remaining in the retained reporting unit resulted in no impairment. The Company monitored events from the date of the assessment through September 30, 2019 and no events or circumstances led management to believe any impairment existed at the balance sheet date.

Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, was an amortizing intangible asset that was required to be tested for impairment only when events or circumstances indicated that impairment may exist. This core deposit intangible was fully amortized in the second quarter of 2019 as a result of the Branch Sale.

LIQUIDITY AND CAPITAL RESOURCES

Deposits

At September 30, 2019, total deposits from continuing operations were $1.9 billion, a decrease of $98.2 million, or 5%, from December 31, 2018. Money market deposits decreased $66.1 million, or 7%, from December 31, 2018 to September 30, 2019. The decrease was the result of seasonal volatility and a large increase in temporary deposits during the quarter ended December 31, 2018.

Total average deposits from continuing operations for the quarter ended September 30, 2019 were $1.95 billion, an increase of $297.0 million, or 18%, from the same period in 2018. For the quarter ended September 30, 2019 compared to the same period in 2018, average noninterest-bearing demand deposits from continuing operations increased $76.5 million, or 14%, and average money market deposits from continuing operations increased $197.5 million, or 28%. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits

(dollars in thousands)

						Year To	Year Over
	September 30,	June 30,	March 31,	December 31,	September 30,	Date	Year
Period End Deposits	2019	2019	2019	2018	2018	Change	Change
DDA	$599,657	$569,693	$561,829	$602,252	$518,155	$(2,595)	$81,502
NOW	240,427	309,709	233,838	252,490	407,214	(12,063)	(166,787)
Savings	1,081	1,090	896	725	698	356	383
Money market	921,133	802,973	962,741	987,183	759,583	(66,050)	161,550
Time	30,782	33,902	22,069	10,623	10,396	20,159	20,386
Brokered	61,192	134,164	65,811	99,241	79,119	(38,049)	(17,927)
Total deposits - continuing operations	1,854,272	1,851,531	1,847,184	1,952,514	1,775,165	(98,242)	79,107
Deposits to be assumed - discontinued operations	—	—	593,264	585,429	604,659	(585,429)	(604,659)
Total deposits	$1,854,272	$1,851,531	$2,440,448	$2,537,943	$2,379,824	$(683,671)	$(525,552)

Payments clients	$286,373	$301,413	$361,192	$397,608	$258,320	$(111,235)	$28,053

	2019			2018		Q3 2019 vs	Q3 2019 vs
	Third	Second	First	Fourth	Third	Q2 2019	Q3 2018
Average Deposits	Quarter	Quarter	Quarter	Quarter	Quarter	Change	Change
DDA	$637,809	$587,957	$575,453	$597,239	$561,355	$49,852	$76,454
NOW	295,106	314,601	276,212	280,449	314,759	(19,495)	(19,653)
Savings	1,085	956	884	712	616	129	469
Money market	895,102	859,680	847,254	798,017	697,578	35,422	197,524
Time	32,409	32,358	12,847	10,117	10,406	51	22,003
Brokered	88,146	106,524	81,141	93,558	67,937	(18,378)	20,209
Total deposits - continuing operations	1,949,657	1,902,076	1,793,791	1,780,092	1,652,651	47,581	297,006
Deposits to be assumed - discontinued operations	—	45,350	593,313	600,769	601,421	(45,350)	(601,421)
Total deposits	$1,949,657	$1,947,426	$2,387,104	$2,380,861	$2,254,072	$2,231	$(304,415)

Payments clients	$289,526	$285,949	$295,059	$263,800	$227,029	$3,577	$62,497

Noninterest bearing deposits as a percentage of average deposits - continuing operations	32.7%	30.9%	32.1%	33.6%	34.0%
Cost of deposits - continuing operations	1.06%	1.15%	1.09%	0.93%	0.76%

Short-Term Borrowings

At September 30, 2019 and December 31, 2018, balances of federal funds purchased were $57.0 million and $0, respectively. There were securities sold under repurchase agreements with commercial checking customers totaling $0 and $6.2 million as of September 30, 2019 and December 31, 2018, respectively. This balance was classified as discontinued operations in the Consolidated Balance Sheets as of December 31, 2018.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1‑4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At September 30, 2019 and December 31, 2018, Atlantic Capital had FHLB advances of $76.0 million and $0, respectively. FHLB borrowings increased due to an increase in short-term funding needs.

Long-Term Debt

During the third quarter of 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, and callable on September 30, 2020, all of which were outstanding at September 30, 2019. The notes bear a fixed rate of 6.25% per year until September 29, 2020, and then bear a floating rate of three month LIBOR plus 468 basis points until maturity.

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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, federal funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At September 30, 2019, management believed that Atlantic Capital had sufficient on-balance sheet liquidity to meet its funding needs.

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

At September 30, 2019, Atlantic Capital had access to $438.0 million in unsecured borrowings and $592.7 million in secured borrowings through various sources, including FHLB advances and access to Federal Funds. Atlantic Capital also has the ability to attract more deposits by increasing rates.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity at September 30, 2019 was $328.7 million, an increase of $5.0 million, or 2%, from December 31, 2018. Net income of $42.7 million for the first nine months of 2019, and an increase of $16.8 million in accumulated other comprehensive income, were offset by $56.7 million in share repurchases. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements. Tables 12 and 13 provide additional information regarding regulatory capital requirements and Atlantic Capital’s and the Bank’s capital levels. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 12 - Capital Ratios

(dollars in thousands)

					Regulatory Guidelines
							Minimum capital
	Consolidated		Bank				plus capital
	September 30,	December 31,	September 30,	December 31,		Well	conservation buffer
	2019	2018	2019	2018	Minimum	capitalized	2020
Risk based ratios:
Common equity tier 1 capital	12.5%	11.5%	14.3%	12.3%	4.5%	6.5%	7.0%
Tier 1 Capital	12.5	11.5	14.3	12.3	6.0	8.0	8.5
Total capital	15.5	14.2	15.1	13.0	8.0	10.0	10.5
Leverage ratio	11.8	10.0	13.6	10.6	4.0	5.0	N/A

Common equity tier 1 capital	$285,122	$285,250	$327,309	$304,907
Tier 1 capital	285,122	285,250	327,309	304,907
Total capital	353,869	353,458	346,225	323,411

Risk weighted assets	2,288,557	2,489,631	2,290,168	2,489,373
Quarterly average total assets for leverage ratio	2,416,344	2,842,618	2,412,730	2,864,357

As of September 30, 2019, Atlantic Capital continued to exceed minimum capital standards and the Bank remained “well-capitalized” under regulatory guidelines.

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

Table 13 - Tier 1 Common Equity

(dollars in thousands)

September 30, 2019
Tier 1 capital	$285,122
Less: restricted core capital	—
Tier 1 common equity	$285,122

Risk-adjusted assets	$2,288,557
Tier 1 common equity ratio	12.5%

Off-Balance Sheet Arrangements

Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2019, Atlantic Capital had issued commitments to extend credit of approximately $679.7 million and standby letters of credit of approximately $7.6 million through various types of commercial lending arrangements.

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

Contractual Obligations

There have been no significant changes in Atlantic Capital’s contractual obligations at September 30, 2019 compared to December 31, 2018.

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

Credit Risk

Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases, investment securities, and derivative instruments. Atlantic Capital’s independent loan review function conducts risk reviews and analyses of loans to help assure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by industry, collateral type and product. Atlantic Capital strives to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan losses that are inherent in the loan portfolio.

Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential nets interest income in future periods. Atlantic Capital’s market risk arises primarily from interest rate risk inherent in Atlantic Capital’s lending and deposit-taking activities. The structure of Atlantic Capital’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Atlantic Capital does not maintain a trading account nor is Atlantic Capital subject to currency exchange risk or commodity price risk.

Interest Rate Risk

Interest rate risk results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes. Market interest rates also have an impact on the interest rate and repricing characteristics of loans that are originated as well as the rate characteristics of interest-bearing liabilities. Atlantic Capital assesses interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. With rates rising, the estimated increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Atlantic Capital’s loan book consists mainly of floating rate loans. Atlantic Capital’s core client deposits are likely to allow Atlantic Capital to lag short-term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of Atlantic Capital’s total deposits.

Table 14 provides the impact on net interest income resulting from various interest rate shock scenarios as of September 30, 2019 and December 31, 2018.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	September 30, 2019	December 31, 2018
‑200	(13.38)%	(19.60)%
‑100	(7.43)	(7.17)
+100	7.10	6.92
+200	13.78	13.52
+300	20.29	20.06

Atlantic Capital also utilizes the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. Table 15 presents the MVE profile as of September 30, 2019 and December 31, 2018.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	September 30, 2019	December 31, 2018
‑200	(3.59)%	(9.44)%
‑100	(3.29)	(3.73)
+100	2.08	1.44
+200	1.90	1.68
+300	0.77	1.41

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

ITEM 4.              CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as required under Rule 13a‑15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2019, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.           RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10‑K for the period ended December 31, 2018, under Part I, Item 1A “Risk Factors,” because these risk factors may affect the operations and financial results of the Company. Our evaluation of our risk factors has not changed materially since those discussed in the Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          None.

(b)          Not applicable.

(c)          On November 14, 2018, the Company announced that the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock. The repurchase program commenced immediately with respect to $40 million of stock. In September 2019, the Bank received regulatory approval to pay a dividend of $20 million to Atlantic Capital. We may need to seek regulatory approval for additional dividends by the Bank in order to repurchase all shares that we are currently authorized to repurchase. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b‑18 or Rule 10b5‑1 under the Securities Exchange Act of 1934. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on November 14, 2020. Any repurchased shares will constitute authorized but unissued shares.

During the three months ended September 30, 2019, the Company repurchased 1.2 million shares of common stock for $20.1 million. The following table presents information with respect to repurchases of our common shares during the periods indicated:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
July 1 - 31, 2019	478,636	$17.31	478,636	$25,941,871
August 1 - 31, 2019	419,795	17.44	419,795	18,635,045
September 1 - 30, 2019	265,632	17.30	265,632	14,076,595
Total	1,164,063	$17.35	1,164,063	$14,076,595

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from our Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

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

Date: November 8, 2019