Form 10-K
period 2019-12-31
Atlantic Capital Bancshares, Inc.
filed 2020-03-16
CIK 1461755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $330.2 million based upon the closing sale price as reported on Nasdaq. See Part II, Item 5 of this Annual Report on Form 10‑K for additional information.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2020
Common Stock, no par value per share	21,590,313 shares

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its Proxy Statement for its 2020 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

Atlantic Capital Bancshares, Inc.

Form 10‑K

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

•	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;
•	our ability to determine accurate values of certain assets and liabilities;
•	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;
•	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;
•	the impact of the transition from LIBOR and our ability to adequately manage such transition;
•	adequacy of our risk management program;
•	increased competitive pressure due to consolidation in the financial services industry;
•	risks related to security breaches, cybersecurity attacks, and other significant disruptions in our information technology systems; and
•	other risks and factors identified in this Annual Report on Form 10‑K under the heading “Risk Factors.”

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

In 2015, we became a publicly held company through our acquisition of First Security Group, Inc. and FSG Bank, N.A. (“First Security”), a $1.14 billion financial institution headquartered in Chattanooga, Tennessee. Since 2016, we have steadily refocused our efforts on providing core commercial and private banking products and growing our specialty financial services business in Atlanta and the surrounding market areas and with select national client segments.

During 2019, we expanded our operations in Atlanta and the surrounding markets, establishing a standalone branch in Atlanta’s Buckhead community, converting our Athens, Georgia loan production office to a branch, and opening a production office in Cobb County, Georgia. In 2019, we also completed our exit of the Tennessee and northwest Georgia markets with the sale of 14 branches located in those markets and the residential mortgage banking business associated with those branches (the “Branch Sale”).

Although we incurred expenses in connection with these activities, we expect our recent strategic changes to have a positive impact on our financial results, including long-term cost savings, the reallocation of resources to the Atlanta market and in high-growth businesses, improved capital to support our strategic initiatives, and improved profitability. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Business Strategy

Our objective is to continue to build Atlantic Capital as Atlanta’s premier hometown business bank.

We are a team of talented, experienced and entrepreneurial bankers focused on serving commercial and not-for-profit enterprises, commercial real estate developers and individual clients that value high-touch relationships and deep expertise.

We believe our strengths differentiate us from our competitors and allow us to address the financial needs of our clients. We also believe that these clients will present us with opportunities to originate loans and utilize our treasury management expertise. We will continue to focus on maintaining industry diversity in our target client base in order to mitigate our loan portfolio risk, increase market presence and leverage the diverse industry experience of our commercial and business banking teams.

We recognize that the success of our franchise depends upon the success of our bankers. We are focused on hiring and retaining experienced bankers, providing them with the business development and client service tools they need to build and maintain long-term banking relationships through a deep understanding of each client’s business. We also construct client service teams with the range of expertise necessary to provide collaborative and seamless high-touch service across product lines. We are committed to continued investment through recruiting and employee development as well as product innovation, primarily in our core commercial banking business and our deposit-based and payment processing business. We continually evaluate our product offerings, and we rely heavily on input from our bankers as we refine our products to provide creative financial solutions tailored to the evolving needs of our clients.

To support our strategic initiatives, we focus on maintaining a balance sheet with strong capital levels and excellent credit quality, which we believe enable us to not only nimbly expand our teams of service providers as hiring opportunities arise, but also to originate larger loans, invest in new business lines, and attract deposits from high transaction volume payments and financial technology businesses.

We continually evaluate the profitability and viability of our existing lines of business, the strategic advantages associated with investment in the organic development or acquisition of lines of business that better serve our core banking customers, and the termination of under-used or unprofitable lines of business.

Commercial and Not-for-Profit Banking

We offer a full range of commercial and business banking products to fund our Georgia-based clients’ strategic growth, capital expenditures, working capital requirements and strategic corporate finance activities. Our solutions include working capital and equipment loans, loans supported by owner-occupied real estate and strategic financing funded through revolving lines of credit, term loans and letters of credit, as well as cash and treasury management services.

We focus on banking commercial companies with revenues in excess of $10 million and small businesses with revenues up to $10 million based in Georgia. We also participate in syndicated loans to larger borrowers, generally located in the southeast. In addition to customary commercial loans, we offer SBA loans and franchise finance loans to small businesses and franchisees across a wide range of industries in the southeast and nationally through a dedicated team of bankers with expertise in these specialized forms of lending. We offer SBA loans under the 7a program as well as the 504 program and periodically offer loans guaranteed by the USDA.

The terms of our commercial and not-for-profit enterprises and business banking loans vary by purpose and by the underlying collateral. The vast majority of these loans are secured by assets of the borrower; however, we periodically make unsecured loans to our most credit worthy clients when circumstances support such activity. Loans to support working capital typically have terms not exceeding one year and are usually fully-secured by accounts receivable and inventory, as well as by personal guarantees of the principals or owners of the business. For loans secured by accounts receivable or inventory, the principal balance is repaid as the assets securing the loan are converted into cash. For loans secured with other types of collateral, the principal balance generally amortizes over the term of the loan. The quality of the commercial borrower’s management and its ability to both properly evaluate and respond to changes affecting its business operations and operating environment are significant factors we evaluate with respect to a commercial borrower’s creditworthiness. In addition to analyzing the creditworthiness of franchisee borrowers, we also perform analysis on the franchisors to ensure these franchisees have adequate support from a financially sound franchisor.

Deposit and Processing Focused Businesses

Through our highly experienced corporate financial services team, we provide an array of treasury management, payment processing and deposit services.

Our corporate financial services are tailored to the needs of clients located across the country in particular industries, such as payroll services, financial technology, financial services and banking. Our corporate treasury management services are designed to improve our clients’ financial efficiency by facilitating domestic and international collection and disbursement of funds and other transactions with real time online execution and reporting capabilities. Our electronic payments services are designed to assist high transaction volume clients with payment processing through the Automated Clearing House (ACH) and FedWire systems as well as transaction risk monitoring and management. We offer money market deposit accounts that allow financial institution clients to earn a higher return than that available on other short term investment or on balances at the Federal Reserve Bank. In addition, we offer capital markets services, including interest rate swaps and foreign exchange transactions, designed to assist clients in managing financial risk exposure.

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

Commercial Real Estate Finance

Through our commercial real estate team, we offer a wide variety of loan products, including secured construction loans, secured mini permanent loans and, less frequently, secured or unsecured lines of credit. A large majority of our commercial real estate loan portfolio is secured by a first mortgage security interest in the property financed. Our primary focus is providing loans for our core commercial real estate property types: multifamily (primarily for-rent) housing, office, industrial and retail properties. We occasionally extend unsecured credit to public real estate investment trusts and to certain other commercial real estate clients, which we believe to have exceptional credit quality. The majority of our commercial real estate customers and the largest proportion of our commercial real estate collateral are located in the Atlanta area. We have occasionally extended credit to select clients in markets outside our primary markets, and expect to continue to do this in certain circumstances.

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

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. In particular, recent consolidations and disruption in our Atlanta market could result in increased competition as both established institutions and new market entrants position themselves to attract new customers and quality employees. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance agency and underwriting, and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

As of June 30, 2019, there were approximately 77 banks and thrifts operating in metropolitan Atlanta. Large national, super-regional and regional banks may lack the consistency of decision making authority and local focus necessary to provide superior service to our target clients. Conversely, smaller community banks typically lack the sophisticated products, capital and management experience to provide the level of service that our target clients demand. We believe that our product offerings are more robust than those offered by community banks and more tailored to suit our clients’ needs than those offered by large regional and national competitors. In addition, we believe that our collaborative team approach, the decision-making authority vested in our seasoned bankers and our streamlined credit approval process allow us to provide high-touch service at a level not offered by any of our competitors.

Employees

As of December 31, 2019, we employed 204 individuals (202 of whom were full-time equivalent employees). All of our employees are only employees of the Bank. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.

Additional Information

Our principal internet address is www.atlanticcapitalbank.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10‑K. We have included our website address as a factual reference and do not intend it as an active link to our website. We provide our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, and Current Reports on Form 8‑K, and all amendments to those reports, free of charge on www.atlanticcapitalbank.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Atlantic Capital Bancshares, Inc.

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to the regulation, supervision, and examination by the Federal Reserve.

Acquisitions

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

Change in Bank Control

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

Permitted Activities

Except in certain situations prescribed by statute (including exemptions for financial holding companies), the BHCA generally prohibits a bank holding company from engaging in, or acquiring 5% or more of the voting stock of a company that is not a bank holding company or a bank, and from engaging in activities other than banking; managing or controlling banks or other permissible subsidiaries and performing servicing activities for subsidiaries; and engaging in any activities other than activities that the Federal Reserve has determined by order or regulation are so closely related to banking as to be a proper incident included thereto under the BHCA. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in additional financial activities. The election must be accompanied by a certification that the Company’s insured depository institution subsidiary is “well capitalized” and “well managed.” Additionally, the CRA rating of each subsidiary bank must be satisfactory or better. The Company has not elected to be treated as a financial holding company.

Support of Bank Subsidiaries

We are required to act as a source of financial and managerial strength for the Bank and to commit resources to support the Bank. This support may be required at times when it would not be in the best interests of the Company’s shareholders or creditors to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.

Atlantic Capital Bank, N.A.

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

Capital Adequacy

The final rule adopted by the federal banking regulators in 2013 implementing the capital reforms published by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) established new prompt corrective action requirements for all banks and includes a new common equity Tier 1 (“CET1”) risk-based capital measure. CET1 consists of common stock and paid in capital and retained earnings. CET1 is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items specified in the Basel III capital rules. The capital rules also provide for a number of adjustments to CET1. These include the requirement that mortgage servicing rights, certain deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent such items exceed 10% of CET1 individually or 15% of CET1 in the aggregate.

The risk-based capital and leverage capital requirements under the final rule are set forth in the table that follows.

	Total Risk Based	Tier 1 Risk Based	CET1 Risk Based
Requirement	Capital Ratio	Capital Ratio	Capital Ratio	Leverage Ratio
Well Capitalized	≥ 10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately Capitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Undercapitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Significantly Undercapitalized	≥ 6%	≥ 4%	≥ 3%	≥ 3%
Critically Undercapitalized	Tangible equity to total assets ≤ 2

The final rule also established a “capital conservation buffer” of 2.5% (which was fully phased in as of January 1, 2019), consisting of CET1 capital, above the regulatory minimum capital ratios. Accordingly, an institution will be subject to limitations on capital distributions, dividend payments, share repurchases and payment of discretionary bonuses to executive officers if the institution’s capital falls below the following minimum ratios: (i) total risk-based capital ratio of 10.5%, (ii) Tier 1 risk-based capital ratio of 8.5%, and (iii) a CET1 risk-based capital ratio of 7.0%.

The final rule includes comprehensive guidance with respect to the measurement of risk-weighted assets. For residential mortgages, Basel III retains the risk-weights contained in the current capital rules which assign a risk-weight of 50% to most first-lien exposures and 100% to other residential mortgage exposures. The final rule increased the risk-weights associated with certain on-balance sheet assets, including 150% for high volatility commercial real estate acquisition, development and construction loans, and for the unsecured portion of non-residential mortgage loans that are more than 90 days past due or in nonaccrual status. Capital requirements were also increased for equity exposures, securities lending transactions, OTC derivatives and loan commitments with an original maturity of one year or less.

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

In December 2017, the Basel Committee published an update of Basel III (“Basel IV”). The Basel Committee stated that a key objective of Basel IV is to reduce excessive variability of risk-weighted assets in order to enhance comparability of financial institutions’ capital ratios; constrain the use of internally modeled approaches; and complement the risk-weighted capital ratio with a finalized leverage ratio and a revised minimum capital requirement. The federal banking agencies are considering how to appropriately apply the Basel IV standards to institutions in the United States. It is uncertain which of the Basel IV standards will be incorporated into the capital regulations and what effect those standards might have on the Company or the Bank.

On October 29, 2019, the federal banking regulators adopted a final rule, which was effective as of January 1, 2020, to simplify the regulatory capital requirements for certain community banks and holding companies that opt into the Community Bank Leverage ratio (“CBLR”) framework. In order to be eligible to opt in to the CBLR framework, an institution must have less than $10 billion in average consolidated assets and a leverage ratio of at least 9.0%, and meet certain other asset-related requirements. If the election is made, the institution would be considered to have satisfied the capital requirements of Basel III adopted by the federal banking regulators, and would be able to satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, reducing the time associated with risk-weighting assets for capital ratio reporting purposes. An eligible institution may opt in to the CBLR framework in connection with any regulatory financial report, and may opt out of the CBLR framework at any time by completing the Basel III capital ratio calculations in connection with any regulatory financial report. The rule establishes a two-quarter grace period for institutions whose leverage ratio falls below 9.0% but remains above 8.0%. The Company and the Bank have not opted in to the CBLR framework.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, ineligibility for expedited treatment of regulatory applications, restrictions on certain acquisitions, a prohibition on accepting brokered deposits and certain other restrictions on its business. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

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

As of December 31, 2019, the Bank had capital levels that qualify as “well capitalized” and that meet the “capital conservation buffer” requirements under applicable regulations.

For further detail on capital and capital ratios, see the discussion under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 17 – Regulatory Matters, to the consolidated financial statements.

FDIC Insurance Assessments

The FDIC, through the Deposit Insurance Fund (“DIF”), insures the deposits of the Bank up to prescribed limits for each depositor (currently, $250,000 per depositor). The assessment paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. The deposit insurance assessment is calculated on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2019, 2018, and 2017 were $275,000, $745,000, and $966,000, respectively.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Payment of Dividends

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

Insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations). In addition, capital rules limit capital distributions, including dividends, if the depository institution does not have a “capital conservation buffer.” See further details above under “—Capital Adequacy.”

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

Stock Repurchases

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

Transactions with Affiliates

Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Regulations promulgated by the Federal Reserve limit the types and amounts of these transactions (including extensions of credit to affiliates, investment in affiliates, the purchase of assets from affiliates, and lending that results in credit exposure to affiliates) that may take place and generally require those transactions to be on an arm’s-length basis. In general, these regulations require that any “covered transactions” between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company be limited to 10% of the bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit to affiliates generally are required to be secured by eligible collateral in specified amounts.

Interstate Banking and Branching

The Dodd-Frank Act relaxed previous restrictions on interstate branching and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The Federal Deposit Insurance Act (the “FDIA”), requires that the OCC review (1) any merger with an insured bank into a national bank, or (2) any establishment of branches by an insured bank.  See “—Bank Merger Act.”

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

Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to a director or other insider must be pre-approved by the Bank’s board of directors with the interested director abstaining from voting.

Community Reinvestment Act

The CRA requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income areas. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

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

The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest examination. In its last CRA examination, the Bank received a “Satisfactory” rating.

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

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has broad rulemaking and enforcement authority, with respect to a wide range of consumer financial laws, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The CFPB has the authority to investigate potential violations of consumer protection laws, issue cease-and-desist orders, and institute civil proceedings in order to impose civil money penalties or injunctions.

Technology Risk Management and Consumer Privacy

Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology. Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information, as well as processes to enable recovery of data and business operations, rebuild network capabilities and restore data.

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

UDAP and UDAAP

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP.

Anti-Terrorism and Anti-Money Laundering Reporting

Under the Bank Secrecy Act (the “BSA”), financial institutions are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” (“AML”) law. Several AML statutes, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. Under the USA PATRIOT Act, financial institutions are also required to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;
•	the collection of information regarding, and the verification of the identity of, customers opening new accounts;

•	ongoing customer due diligence;
•	the designation of a compliance officer;
•	an ongoing employee training program; and
•	an independent audit function to test the programs.

In addition, under the USA PATRIOT Act, the U.S. Department of the Treasury, has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the Gramm-Leach-Bliley Act that are discussed below. Finally, under the regulations of the Office of Foreign Asset Control (“OFAC”), we are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

The Sarbanes-Oxley Act

The Sarbanes-Oxley Act mandates for public companies, such as the Company, a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (the “PCAOB”), which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. The Sarbanes-Oxley Act imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. The law also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, increases the oversight and authority of audit committees of publicly traded companies, and requires enhanced disclosure related to internal control over financial reporting and disclosure controls and procedures.

Annual Disclosure Statement

This Annual Report on Form 10‑K also serves as the annual disclosure statement of Atlantic Capital pursuant to Part 350 of the FDIC’s rules and regulations. This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

ITEM 1A.    RISK FACTORS

Risks Related to the Company and its Banking Operations

Our strategic realignment may not have the anticipated results, exposes us to additional operational risks, and may be negatively perceived in the markets.

We have recently implemented a strategic realignment, including the Branch Sale, the exit of the Tennessee and northwest Georgia markets, the exit of the mortgage banking and trust and wealth management businesses, and the addition of branches and loan production offices in Atlanta and the surrounding areas. We may not fully realize the anticipated benefits of our strategic realignment if the negative impacts on our business, including the loss of deposits as a source of funding, the loss of customers and revenue from the affected branches and the lines of business we have decided to exit, and the impact of geographic and customer concentration, outweigh the anticipated benefits. In addition, our strategic realignment may not be viewed positively by shareholders and analysts, which may cause our stock price to decline or become volatile.

We are subject to risks associated with geographic and customer concentration in our lending operations, which could negatively impact our asset quality.

Following the completion of the Branch Sale, a significant majority our loan portfolio involves borrowers or collateral located in the Atlanta metropolitan area, and our business strategy is to continue to focus on commercial customers located in the Atlanta metropolitan area. Our relatively small geographic footprint limits our ability to diversify macro-economic risk, so we are less able to spread the risk of unfavorable local economic conditions than larger financial institutions. Accordingly, in the event of adverse changes affecting the Atlanta market generally, or affecting Atlanta to a greater degree than a broader regional or national market as a whole, we will be exposed to risks related to increases in loan delinquencies among Atlanta-based borrowers, increases in problem assets and foreclosures, decreases in the demand for our products and services, decreases in the value of collateral for loans, especially real estate, located in Atlanta, and related decreases in customers’ borrowing power. In addition, because of our lending focus, we may be dependent on a smaller number of larger loan relationships, in which case our credit quality would be disproportionately impacted by deterioration of one or more large individual credit exposures. Adverse changes in the Atlanta market or impacting large loan relationships could require us to record increased allowance for loan losses, restructure loans or foreclose on and sell collateral. Even an increased allowance may be inadequate to cover loan losses, the terms of restructured loans may contain terms less favorable to us, borrowers under restructured loans may continue to be delinquent, and we may not be able to sell foreclosed collateral on favorable terms, any of which would cause us to suffer credit losses. In addition, a significant increase in classified assets or credit losses could result in our regulators imposing restrictions on our operations, which could limit our ability to execute our business strategy. Any of these occurrences would have a material adverse effect on our financial condition and results of operations.

We are subject to risks associated with customer concentration in our deposit base, which could negatively impact our liquidity.

We transferred approximately $598 million of deposits in connection with the Branch Sale, which decreased our liquidity available for making loans. Because the transferred deposits were comprised primarily of a large number of smaller deposits, we are more reliant on a smaller number of large deposit customers for liquidity funding. Our strategy involves continued solicitation of and reliance on larger deposits from our business customers. Accordingly, a significant deterioration of financial condition of relatively few of our depositors could cause those depositors to maintain lower balances, which would have an adverse impact on the Bank’s liquidity and profitability. As a result, we may be required to raise interest rates on deposits in an effort to attract deposits and thus incur increased interest expense, or to seek liquidity funding from borrowings or other sources on terms less favorable than current deposit rates. Any of these occurrences could have a material adverse impact on our operating results and financial condition.

A key focus of our strategy is originating commercial real estate and commercial and industrial loans. Because our loan portfolio consists largely of these types of loans, our portfolio carries a higher degree of risk than would a portfolio with larger amounts of other types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

We offer commercial real estate and commercial and industrial loans, and as of December 31, 2019, we had $916.3 million of commercial real estate loans and $705.1 million of commercial and industrial loans outstanding, representing 49% and 38%, respectively, of our total loan portfolio. These types of loans have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial real estate and commercial and industrial products.

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

We offer land acquisition and development and construction loans for builders and developers, and as of December 31, 2019, we had $127.5 million in such loans outstanding, representing 7% of total loans outstanding. Similar to commercial and industrial and commercial real estate loans, land acquisition and development and construction loans are riskier than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with rental or sale of the completed projects. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing or that renters cannot afford rents at the projects, product design risk, and risks posed by competing projects.

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

Lending to small businesses, franchisees and high-growth businesses may expose us to additional risks not present in lending to larger business customers.

We focus on lending to small businesses, including franchise businesses and customers in certain high-growth industries.  Small business customers generally have fewer financial resources and are more vulnerable to declines in economic conditions than larger, better capitalized businesses with longer operating histories. Businesses in high-growth industries such as financial technology require ongoing capital to support their growth, invest in product development, and attract and retain highly skilled employees. These businesses may not generate income sufficient to provide that capital, and may not be able to raise required levels of capital, which may result in them increasing debt financing. Franchisee borrowers may incur greater costs than other small businesses as a result of complying with operational or other requirements imposed by franchisors, and may not have the ability to respond to local market forces to the same extent as independently operated small businesses or larger businesses. Franchisees in the retail industry are susceptible to changes in labor costs and generally do not have significant amounts of collateral to secure loans. In addition, the success of franchise businesses is highly dependent on the reputation of the franchisor compared to the franchisor’s competitors. Franchisors may not provide financial support to franchisees, so franchise businesses may be more susceptible to downturns in the local or national economy than larger businesses supported by a parent organization. Conversely, where franchisors do provide financial support, events negatively impacting the franchisor globally or nationally will impact otherwise successful individual franchisees. In addition, franchisors may grant a number of franchise licenses that exceeds market demand for their products or services in a particular geographic area, and may revoke franchise license of franchisees for poor performance or other reasons. The occurrence of any of these or other events impacting our franchise and high-growth business customers could have a material adverse effect on our results of operations.

SBA lending is an important part of our business. Our SBA lending program is dependent on the federal government and our status as an SBA Preferred Lender, and we face risks associated with originating and selling SBA loans.

Our SBA lending program is dependent upon the policies and oversight of the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans more efficiently. The SBA periodically reviews our lending operations to assess, among other things, whether we comply with program rules and whether we exhibit prudent risk management. If the SBA were to identify weakness in our procedures or our risk management policies, the SBA may request corrective actions or impose enforcement actions, including revocation of our SBA Preferred Lender status. In addition, the federal government may make changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting eligibility under the guarantee program, limits on fees lenders may impose, and changes to the program amounts authorized by Congress or funding for the SBA program. In addition, any default by the federal government on its obligations or any prolonged government shutdown could impede our ability to originate SBA loans, sell such loans in the secondary market, or collect under SBA loan guarantees. We cannot predict the effects of these changes on our business and profitability.

We generally sell the guaranteed portion of loans that we originate under the SBA’s 7(a) Loan Program in the secondary market and retain the servicing rights to the loans that we sell. These sales result in premium income for us at the time of sale and create a stream of future servicing income. For any of the reasons noted above, we may be unable to continue originating these loans or selling them in the secondary market, and premiums may decline due to economic and competitive factors. In addition, we incur credit risk on the non-guaranteed portion of these loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which we originated, funded or serviced the loan, the SBA may seek recovery of the principal loss related to the deficiency from us. Because we do not maintain reserves or loss allowances for such potential claims by the SBA, claims of this sort could materially and adversely affect our results of operations.

Our growing deposit and processing focused business may expose us to additional risks not associated with the provision of core banking products and services.

One of our areas of strategic focus is investing in the growth of our deposit and processing focused business, particularly financial technology, payment processing and treasury management services. Because some of our products and services are delivered to customers through selective partnerships with financial technology companies, developments that negatively impact our partners will indirectly impact us. These industries are subject to rapid technological advancements, including the development of enhanced products and services by our competitors, which include both established financial institutions and newer specialized service providers; internalization of certain functions by our customers; and the development of industry-wide solutions and standards, which may render any product or service obsolete and which will require us and our partners to continually refine our product and services offerings. The competitive landscape for our customers and partners in these industries changes rapidly due to consolidation and changes in relationships between companies providing complimentary services. Moreover, the needs and preferences of our customers will change as their businesses evolve and as they adopt new and more varied technology for business uses. We are committed to growing this aspect of our business; however, unforeseen increases in transaction volume resulting from industry consolidation, changes in the competitive landscape for our customers and other changes in our customers’ businesses could result in growth that we are unable to manage effectively. In addition, the regulations and standards applicable to these industries are evolving, and new regulations or standards may negatively impact the efficiency or utility of the products and services we offer, or require us to invest additional resources to adapt our products and services to be compliant with those regulations and standards. In particular, customers in certain industries, such as payment processing, pose heightened compliance risks with respect to anti-money laundering and similar regulations and regulations related to information security. The failure by us or our partners to anticipate or respond to changes in these industries, comply with applicable regulations, or protect customer information could result in our customers responding negatively to the products and services that we offer, reputational damage, loss of competitive advantages, increased expenses associated with lawsuits and remediation efforts, or the imposition by our regulators of fines or restrictions on our ability to conduct these businesses, any of which would have a material adverse effect on our results of operations.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses that represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan losses and our methodology for calculating the allowance are fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2019 under “Allowance for Loan Losses,” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses” section. In general, an increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.

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

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. For example, FASB’s CECL accounting standard became effective on January 1, 2020 and substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts.

The adoption of CECL may also impact our ongoing earnings, perhaps materially, due in part to changes in loan portfolio composition, changes in credit metrics, and changes in the macroeconomic forecast. Our ability to accurately forecast the future economic environment could result in volatility in the provision as a result of the new accounting standard.

If the value of real estate in our core markets declines, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2019, approximately 60% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time the credit is extended. If the value of real estate in our core markets were to decline further, a significant portion of our loan portfolio could become under-collateralized. As a result, if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could adversely affect our liquidity position, results of operations, and financial condition. Prior to the exit of our mortgage banking business in connection with the Branch Sale, when we sell mortgage loans, we were required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. In the event of a breach of any of the representations and warranties related to a loan sold, we could be liable for damages to the investor up to and including a “make whole” demand that involves, at the investor’s option, either reimbursing the investor for actual losses incurred on the loan or repurchasing the loan in full. Our maximum exposure to credit loss in the event of a make whole loan repurchase claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other collection cost reimbursements. If repurchase demands increase, our liquidity position, results of operations, and financial condition could be adversely affected.

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

Atlantic Capital may need to rely on the financial markets to provide needed capital.

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

Negative publicity about financial institutions, generally, or about the Company or the Bank, specifically, could damage our reputation and adversely impact our liquidity, business operations or financial results.

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

We use brokered deposits to fund a portion of our operations. Our liquidity and our funding costs may be negatively affected if this funding source experiences reduced availability due to regulatory restrictions, loss of investor confidence or a move to other investments or as a result of increased Federal Deposit Insurance Corporation (“FDIC”) insurance costs for these deposits. As of December 31, 2019, 3% of the Bank’s total deposits were composed of brokered deposits. These deposits are a mix between short-term brokered certificates of deposit and brokered money market accounts. Depositors that invest in brokered deposits are generally interest rate sensitive and well-informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to our deposit base or provide the same enterprise value as traditional local retail deposit relationships. Brokered deposits are also considered wholesale funding by bank regulators and a dependence on wholesale funding may warrant increased regulatory review and higher FDIC insurance costs. Banks that are no longer “well capitalized” for bank regulatory purposes are limited in accepting or renewing brokered deposits. In addition, our costs of funds and profitability are likely to be adversely affected to the extent we have to rely upon higher cost borrowings from other institutional investors or brokers to fund loan demand and origination needs.

We face strong competition from larger, more established competitors that may inhibit our ability to compete. The Atlanta market area has experienced consolidation and disruption that may increase competition from both existing competitors and new market entrants.

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

We compete with these institutions in attracting deposits and making loans. In addition, we primarily have to attract our customer base from other existing financial institutions and from new residents. We also compete with these institutions in recruiting employees who are critical to our success. Many of our competitors are well-established and much larger financial institutions. Many of our competitors have fewer regulatory constraints and may have lower cost structures. We may face a competitive disadvantage as a result of our smaller size and relative lack of geographic diversification.

The Atlanta market area has experienced significant consolidation and disruption in recent periods. This could result in increased competition as both established institutions and new market entrants position themselves to attract new customers and quality employees. Because we operate exclusively in the Atlanta metropolitan market and surrounding areas, increases in competition in our market area will impact us to a greater degree than if we were more geographically diversified. In addition, because we focus on small and medium sized commercial enterprises, increases in competition for those types of customers will impact us to a greater degree than if we were focused on providing banking services to larger more established business customers engaged in a broader range of commercial endeavors. Finally, because we are not as large as some of our current and potential competitors, we may not be able to successfully compete with other institutions in our market in attracting and retaining the numbers of employees with the skill sets or business relationships necessary to support our planned growth.

Unpredictable economic conditions, public health emergencies, political crises, extreme weather conditions, natural disasters, or other catastrophic events may have a material adverse effect on our financial performance.

Certain events that are beyond our control, such as an overall economic downturn, public health emergency (such as the recent coronavirus outbreak), terrorist attack, political crisis, economic policies (such as trade restrictions, trade agreements and tariffs), extreme weather, or natural disaster, whether occurring in our markets or globally, could adversely impact our customers and therefore our operations and profitability. For example, our construction and development borrowers could be impacted by shortages or price increases of building materials, our commercial and industrial borrowers could be impacted by reduced demand for their products or by interruptions in global, national or regional supply chains critical to their operations, and our local retail borrowers could be impacted by reduced foot traffic. In addition, our partners who provide certain services related to our financial technology, payment processing and treasury management services may have national or global operations that expose them to the impact of such events occurring outside of our market area. Any negative impact on our customers or our partners could result in interruption in delivery of our services, reduced demand for our products and services, increased loan delinquencies, declines in the value of collateral, and decreases in the levels and duration of customer deposits. Furthermore, because our customers and the collateral securing our loans are concentrated in the Atlanta metropolitan area, any event that is specific to Atlanta or the southeastern United States, or that has a disparate impact on our market areas, may affect us and our profitability to a greater degree than our more geographically diversified competitors. The impact of any of these events on our customers or on us directly would negatively affect our financial condition and results of operations.

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

In assessing the impairment of investment securities, we consider the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. Future declines in the market value or our investment securities may result in other-than-temporary impairment of these securities, which could lead to charges that could have a material adverse effect on our net income and capital levels.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2019, we had $23.0 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

The CFPB continues to reshape consumer financial laws through its rulemaking, supervisory and enforcement authorities, including enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

Banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law.

The law of choice for enforcement against such business practices generally has been Section 5 of the Federal Trade Commission Act-the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”).  “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published and periodically updates its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP and has enacted a number of regulations governing the conduct of consumer lending activities. The CFPB has broad rulemaking and enforcement authority with respect to UDAAP, as well as numerous other Federal consumer financial laws, and any future regulations adopted or practices targeted for enforcement by the CFPB could have wide-ranging implications on the operations of financial institutions offering consumer financial products or services, including the Bank.

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

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017, represented a significant overhaul of the U.S. federal tax code. This tax legislation, and additional rules and regulations that have been promulgated since then, significantly changed the federal income tax landscape. Although, the legislation reduced the U.S. statutory corporate tax rate to 21% and made other changes that have favorably impacted our overall U.S. federal tax liability, it also included a number of provisions that have and will continue to negatively impact our overall U.S. federal tax liability, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances). The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. Additional guidance is expected to continue to be issued by the Internal Revenue Service, the Department of Treasury, or other governing bodies that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

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

We will cease to be an emerging growth company on or before December 31, 2020 and, as a result, will incur additional costs and experience increased demands placed upon on our management.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, for so long as we continue to qualify as such, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, we cannot predict if investors will find our common stock less attractive while we continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year in which our annual gross revenues exceed $1.07 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering, which is December 31, 2020; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined by the U.S. Securities and Exchange Commission, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect to incur significant costs as a result of complying with additional compliance and reporting requirements, and our management and other personnel will need to devote a substantial amount of time to ensure that we comply with additional reporting requirements. Such initiatives and requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

Our stock repurchase program may not enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

In March 2020, our Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock and terminated the previous program, which was substantially completed in the first quarter of 2020.  The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, available cash, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which impacts our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities and pay dividends and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

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

As of December 31, 2019, we had $50 million of subordinated notes outstanding. The subordinated notes are senior to shares of our common stock. As a result, we must make payments on the subordinated notes before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution, or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made to the holders of the common stock. Our ability to pay future distributions depends upon the earnings of the Bank and the issuance of dividends from the Bank to the Company, which may be inadequate to service the obligations.

The amount of interest payable on our 6.25% Fixed to Floating Rate Subordinated Notes due 2025 will vary after September 19, 2020.

The interest rate on our 6.25% Fixed to Floating Rate Subordinated Notes due 2025 will vary after September 29, 2020. From and including the issue date of such notes to but excluding September 30, 2020, the notes will bear interest at a fixed rate of 6.25% per year. From September 30, 2020 to the maturity date, the notes will bear interest at an annual floating rate equal to the three-month LIBOR plus 468 basis points for any interest period. If interest rates rise, the cost of our subordinated notes may increase, negatively affecting our net income. For additional information regarding the subordinated notes, see Note 11 – Other Borrowings and Long Term Debt in “Item 8 – Financial Statements and Supplementary Data.”

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

Our primary source of cash is dividends we receive from the Bank. Therefore, our ability to pay dividends to our shareholders depends on the Bank’s ability to pay dividends to us. Atlantic Capital has not historically paid dividends to shareholders and did not pay dividends in 2019, 2018, or 2017. Additionally, banks and bank holding companies are subject to significant regulatory restrictions on the payment of cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition, regulatory requirements and other factors that the boards of directors of the Company and the Bank consider relevant.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The executive office of Atlantic Capital Bancshares, Inc. and the headquarters of Atlantic Capital Bank,  are located at 945 East Paces Ferry Road NE, Suite 1600, Atlanta, Fulton County, Georgia. This property is leased.  Atlantic Capital provides services or performs operational functions at 5 additional locations, all of which are leased.  These offices are located in Cobb County, Fulton County and Athens-Clarke County, Georgia, and Hamilton County, Tennessee.

We believe that our banking offices are in good condition, and are suitable to our needs.  We are not aware of any environmental problems with the properties that we lease that would be material, either individually, or in the aggregate, to our operations or financial condition.

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

Holders

At March 2,  2020, there were 289 record shareholders.  We estimate the number of beneficial shareholders to be much higher as many of our shares are held by brokers or dealers for their customers in street name.

Dividend Policy

Historically, we have not paid dividends.

The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board. Additionally, banks and bank holding companies are subject to significant regulatory restrictions on the payment of cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition, regulatory requirements and other factors that the boards of directors of the Company and the Bank consider relevant. See “Item 1 –  Business - Supervision and Regulation - Payment of Dividends” above for regulatory restrictions which limit our ability to pay dividends.

Performance Graph

Set forth below is a line graph, which was prepared by SNL Financial LC (“SNL”) comparing the yearly percentage change in the cumulative total shareholder return on Atlantic Capital’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index, the SNL U.S. Bank Index and the SNL Southeast U.S. Bank Index, commencing November 2, 2015 (when our shares began trading) and ending on December 31, 2019.

Atlantic Capital Bancshares, Inc.
Total Return Performance
Index Value
190
180
170
160
150
140
130
120
110
100
90
11/02/15
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
Atlantic Capital Bancshares, Inc.
NASDAQ Composite Index
SNL U.S. Bank Index
SNL Southeast U.S. Bank Index

Issuer Repurchases of Equity Securities

On November 14, 2018, the Company announced that the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock. After completing the repurchases pursuant to this authorization during the first quarter of 2020, the Company announced on March 4, 2020 that the Board of Directors had authorized a new stock repurchase program pursuant to which it may purchase up to $25 million of its issued and outstanding common stock. The new repurchase program commenced immediately with respect to $15 million of stock, and the remaining $10 million is subject to regulatory approval of a dividend from Atlantic Capital Bank to Atlantic Capital. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on March 4, 2022. Any repurchased shares will constitute authorized but unissued shares.

During 2019, the Company repurchased $64.8 million, or 3,694,902 shares of common stock.  The following table presents information with respect to repurchases of our common shares during the periods indicated:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
October 1 - 31, 2019	307,046	17.37	307,046	8,743,547
November 1 - 30, 2019	90,880	18.84	90,880	7,031,239
December 1 - 31, 2019	54,397	18.80	54,397	6,008,829
Total	452,323	$18.34	452,323	$6,008,829

ITEM 6.   SELECTED FINANCIAL DATA

ATLANTIC CAPITAL BANCSHARES, INC.(1)

	For the Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017	2016	2015
INCOME SUMMARY
Interest income	$105,847	$94,760	$75,818	$63,273	$43,546
Interest expense	24,983	18,513	12,986	9,554	4,600
Net interest income	80,864	76,247	62,832	53,719	38,946
Provision for loan losses	2,712	1,946	3,218	3,816	8,035
Net interest income after provision for loan losses	78,152	74,301	59,614	49,903	30,911
Noninterest income	10,725	10,047	12,179	11,981	8,664
Noninterest expense	53,108	49,991	52,834	50,099	42,435
Income (loss) from continuing operations before income taxes	35,769	34,357	18,959	11,785	(2,860)
Income tax expense (benefit)	7,611	6,307	23,715	4,221	(117)
Net income (loss) from continuing operations	28,158	28,050	(4,756)	7,564	(2,743)
Income from discontinued operations, net of tax	21,697	482	1,030	5,831	1,424
Net income (loss)	$49,855	$28,532	$(3,726)	$13,395	$(1,319)

PER SHARE DATA
Basic earnings (loss) per share - continuing operations	$1.21	$1.08	$(0.19)	$0.31	$(0.18)
Basic earnings per share - discontinued operations	0.93	0.02	0.04	0.24	0.09
Basic earnings (loss) per share	2.14	1.10	(0.15)	0.54	(0.09)

Diluted earnings (loss) per share - continuing operations	$1.20	$1.07	$(0.19)	$0.30	$(0.18)
Diluted earnings per share - discontinued operations	0.92	0.02	0.04	0.23	0.09
Diluted earnings (loss) per share	2.12	1.09	(0.15)	0.53	(0.09)
Book value per share	15.01	12.80	11.99	12.10	11.79
Dividends declared	—	—	—	—	—

PERFORMANCE MEASURES
Return on average equity	15.10%	9.05%	(1.17)%	4.44%	(0.77)%
Return on average assets	1.93	1.03	(0.14)	0.49	(0.08)
Taxable equivalent net interest margin - continuing operations	3.58	3.50	3.07	2.76	2.76
Efficiency ratio - continuing operations	57.99	57.93	70.44	76.25	89.13
Equity to assets	11.22	10.95	10.67	11.13	10.91
Dividend payout ratio	—	—	—	—	—

ASSET QUALITY
Allowance for loan losses to loans held for investment(2)	0.99%	1.03%	1.00%	1.04%	1.06%
Net charge-offs	$2,028	$342	$4,469	$2,126	$551
Net charge-offs to average loans	0.11%	0.02%	0.23%	0.11%	0.05%
NPAs to total assets	0.26	0.20	0.14	0.13	0.40

(1)

On April 5, 2019, the Bank sold its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for all prior periods presented.

(2)	The December 31, 2018 and 2019 ratios are calculated on a continuing operations basis. Prior period ratios have not been retrospectively adjusted for the impact of discontinued operations.

	For the Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017	2016	2015
AVERAGE BALANCES
Total loans	$1,769,613	$1,977,014	$1,936,109	$1,986,482	$1,192,103
Investment securities	372,556	455,099	447,775	357,054	165,796
Total assets	2,586,428	2,780,571	2,719,658	2,709,138	1,581,687
Deposits	1,844,553	2,238,292	2,146,852	2,146,984	1,296,763
Shareholders’ equity	330,216	315,253	318,805	301,443	170,675
Number of common shares - basic	23,315,562	25,947,038	25,592,731	24,763,522	15,283,437
Number of common shares - diluted	23,478,001	26,111,755	25,822,085	25,186,680	15,663,865

AT PERIOD END
Total loans	$1,873,894	$2,106,992	$1,935,326	$2,016,549	$1,886,134
Investment securities	399,433	402,486	449,117	347,705	346,221
Total assets	2,910,379	2,955,440	2,891,421	2,727,543	2,638,780
Deposits	2,499,046	2,537,943	2,450,665	2,237,580	2,262,218
Shareholders’ equity	326,495	323,653	308,425	303,658	287,992
Number of common shares outstanding	21,751,026	25,290,419	25,712,909	25,093,135	24,425,546

Non-GAAP Financial Measures

Statements included in this annual report include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Atlantic Capital management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin – continuing operations; (iv) operating net income; (v) diluted earnings per share – operating; and (vi) interest income on investment securities – taxable equivalent.

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

Non-GAAP Performance Measures Reconciliation

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Operating net income reconciliation
Net income (loss) - GAAP	$49,855	$28,532	$(3,726)	$13,395	$(1,319)
Merger related expenses, net of income tax	—	—	—	1,685	5,625
Divestiture expenses, net of income tax	—	—	—	187	—
Gain on sale of branches, net of income tax	—	—	—	(2,385)	—
Provision for acquired non PCI FSG loans, net of income tax	—	—	—	—	4,153
Revaluation of net deferred tax asset	—	—	17,398	—	—
Operating net income	$49,855	$28,532	$13,672	$12,882	$8,459

Operating diluted earnings per share reconciliation
Diluted earnings (loss) per share - GAAP	$2.12	$1.09	$(0.15)	$0.53	$(0.09)
Merger related expenses	—	—	—	0.06	0.63
Net gain on sale of branches	—	—	—	(0.08)	—
Revaluation of net deferred tax asset	—	—	0.68	—	—
Diluted earnings per share - operating	$2.12	$1.09	$0.53	$0.51	$0.54

Interest income on investment securities reconciliation
Interest income on investment securities - GAAP	$9,559	$10,912	$9,181	$5,698	$3,301
Taxable equivalent adjustment	459	395	906	484	63
Interest income on investment securities - taxable equivalent	$10,018	$11,307	$10,087	$6,182	$3,364

Interest income reconciliation
Interest income - GAAP	$105,847	$94,760	$75,818	$63,273	$43,546
Taxable equivalent adjustment	459	395	906	484	63
Interest income - taxable equivalent	$106,306	$95,155	$76,724	$63,757	$43,609

Net interest income reconciliation
Net interest income - GAAP	$80,864	$76,247	$62,832	$53,719	$38,946
Taxable equivalent adjustment	459	395	906	484	63
Net interest income - taxable equivalent	$81,323	$76,642	$63,738	$54,203	$39,009

Taxable equivalent net interest margin reconciliation - continuing operations
Net interest margin - GAAP - continuing operations	3.52%	3.48%	3.03%	2.74%	2.75%
Impact of taxable equivalent adjustment	0.06	0.02	0.04	0.02	0.01
Net interest margin - taxable equivalent - continuing operations	3.58%	3.50%	3.07%	2.76%	2.76%

ATLANTIC CAPITAL BANCSHARES, INC.(1)

	2019				2018
(in thousands, except share and per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest income	$26,532	$26,520	$26,598	$26,197	$26,628	$24,017	$22,836	$21,279
Interest expense	5,965	6,536	6,709	5,773	5,560	4,720	4,392	3,841
Net interest income	20,567	19,984	19,889	20,424	21,068	19,297	18,444	17,438
Provision (benefit) for loan losses	787	413	698	814	502	845	(173)	772
Net interest income after provision for loan losses	19,780	19,571	19,191	19,610	20,566	18,452	18,617	16,666
Noninterest income	2,679	2,769	2,941	2,336	164	2,255	4,466	3,162
Noninterest expense	13,382	12,677	13,254	13,795	12,208	11,872	12,623	13,288
Income from continuing operations before income taxes	9,077	9,663	8,878	8,151	8,522	8,835	10,460	6,540
Income tax expense	1,937	2,094	1,869	1,711	1,039	1,837	2,082	1,349
Net income from continuing operations	7,140	7,569	7,009	6,440	7,483	6,998	8,378	5,191
Income (loss) from discontinued operations, net of tax	—	617	22,143	(1,063)	1,347	(485)	(227)	(153)
Net income	$7,140	$8,186	$29,152	$5,377	$8,830	$6,513	$8,151	$5,038

PER SHARE DATA
Basic earnings per share - continuing operations	$0.33	$0.33	$0.29	$0.26	$0.29	$0.27	$0.32	$0.20
Basic earnings (loss) per share - discontinued operations	—	0.03	0.93	(0.04)	0.05	(0.02)	(0.01)	(0.01)
Basic earnings per share	$0.33	$0.36	$1.22	$0.22	$0.34	$0.25	$0.31	$0.19

Diluted earnings per share - continuing operations	$0.32	$0.33	$0.29	$0.26	$0.29	$0.27	$0.32	$0.20
Diluted earnings (loss) per share - discontinued operations	—	0.03	0.92	(0.04)	0.05	(0.02)	(0.01)	(0.01)
Diluted earnings per share	$0.32	$0.36	$1.21	$0.21	$0.34	$0.25	$0.31	$0.19
Book value per share	15.01	14.81	14.46	13.10	12.80	12.27	12.14	11.91

PERFORMANCE MEASURES
Return on average equity	8.65%	9.77%	34.38%	6.80%	10.90%	8.07%	10.46%	6.66%
Return on average assets	1.08	1.32	4.79	0.77	1.21	0.92	1.20	0.76
Taxable equivalent net interest margin - continuing operations	3.38	3.52	3.61	3.74	3.66	3.48	3.51	3.39
Efficiency ratio - continuing operations	57.57	55.72	58.06	60.61	57.50	55.09	55.10	64.50
Equity to assets	11.22	13.64	14.09	11.23	10.95	11.11	11.77	11.29

ASSET QUALITY
Allowance for loan losses to loans held for investment (2)	0.99%	0.98%	1.02%	1.04%	1.03%	1.00%	1.01%	1.01%
Net charge-offs	$332	$519	$619	$558	$(3)	$(15)	$129	$231
Net charge-offs to average loans (3)	0.07%	0.11%	0.14%	0.11%	—%	—%	0.03%	0.05%
NPAs to total assets	0.26	0.29	0.31	0.40	0.20	0.13	0.14	0.13
AVERAGE BALANCES
Total loans	$1,857,736	$1,801,629	$1,800,001	$2,089,465	$2,076,853	$1,963,817	$1,927,063	$1,938,953
Investment securities	389,667	340,872	360,047	400,101	450,465	461,348	454,634	453,917
Total assets	2,626,388	2,453,438	2,440,502	2,829,072	2,891,327	2,805,740	2,718,071	2,704,822
Deposits	2,146,626	1,949,657	1,947,426	2,387,104	2,380,861	2,254,072	2,135,825	2,153,885
Shareholders’ equity	327,543	332,291	340,119	320,812	321,348	320,090	312,543	306,821
Number of common shares - basic	21,876,487	22,681,904	23,888,381	24,855,171	25,919,445	26,103,397	26,010,914	25,750,824
Number of common shares - diluted	22,053,907	22,837,531	24,040,806	25,019,384	26,043,799	26,254,772	26,200,026	25,945,773

AT PERIOD END
Total loans and loans held for sale	$1,873,894	$1,836,589	$1,789,740	$2,120,866	$2,106,992	$2,040,320	$1,935,923	$1,960,256
Investment securities	399,433	329,648	348,723	402,640	402,486	465,756	453,968	458,730
Total assets	2,910,379	2,410,198	2,389,680	2,855,887	2,955,440	2,882,721	2,690,674	2,718,665
Deposits	2,499,046	1,854,272	1,851,531	2,440,448	2,544,163	2,379,824	2,066,587	2,096,300
Shareholders’ equity	326,495	328,711	336,715	320,627	323,653	320,237	316,770	307,059
Number of common shares outstanding	21,751,026	22,193,761	23,293,465	24,466,964	25,290,419	26,103,666	26,102,217	25,772,208

(1)

On April 5, 2019, the Bank sold its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches that were sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for all prior periods presented.

(2)	The fourth quarter 2018 ratio is calculated on a continuing operations basis. Prior period ratios have not been retrospectively adjusted for the impact of discontinued operations.
(3)	Annualized.

Non-GAAP Performance Measures Reconciliation

	2019				2018
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income on investment securities reconciliation
Interest income on investment securities - GAAP	$2,413	$2,176	$2,339	$2,631	$2,844	$2,789	$2,687	$2,592
Taxable equivalent adjustment	167	104	88	100	97	97	98	103
Interest income on investment securities - taxable equivalent	$2,580	$2,280	$2,427	$2,731	$2,941	$2,886	$2,785	$2,695

Taxable equivalent interest income reconciliation
Interest income - GAAP	$26,532	$26,520	$26,598	$26,197	$26,628	$24,017	$22,836	$21,279
Taxable equivalent adjustment	167	104	88	100	97	97	98	103
Interest income - taxable equivalent	$26,699	$26,624	$26,686	$26,297	$26,725	$24,114	$22,934	$21,382

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$20,567	$19,984	$19,889	$20,424	$21,068	$19,297	$18,444	$17,438
Taxable equivalent adjustment	167	104	88	100	97	97	98	103
Net interest income - taxable equivalent	$20,734	$20,088	$19,977	$20,524	$21,165	$19,394	$18,542	$17,541

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.35%	3.51%	3.60%	3.72%	3.64%	3.46%	3.49%	3.37%
Impact of taxable equivalent adjustment	0.03	0.01	0.01	0.02	0.02	0.02	0.02	0.02
Net interest margin - taxable equivalent	3.38%	3.52%	3.61%	3.74%	3.66%	3.48%	3.51%	3.39%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is presented to assist in understanding the financial condition and results of operations of Atlantic Capital Bancshares, Inc. and its subsidiaries. This MD&A should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10‑K. Intercompany accounts and transactions have been eliminated. Unless otherwise noted, when we refer to “Atlantic Capital,” “the Company,” “we,” “our,” and “us” in this report, we are referring to the consolidated financial position and consolidated results of operations for Atlantic Capital Bancshares, Inc.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

On April 5, 2019, the Bank completed the previously disclosed sale of all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank (the “Branch Sale”). In connection with the Branch Sale, FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans. FirstBank paid a deposit premium equal to 6.25% of the balance of assumed deposits, less a discount of 0.68% of purchased loans. The income and expenses related to these branches are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations. Prior periods’ financial information covering income and expense amounts in this MD&A has been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The financial information for prior periods included in this MD&A also reflects the reclassification of assets and liabilities related to discontinued operations to held for sale. Net income from discontinued operations for the year ended December 31, 2019 included a gain on sale of branches of $34.5 million and divestiture expenses of $5.1 million.

Atlantic Capital reported net income from continuing operations of $28.2 million for the year ended December 31, 2019 compared to  $28.1 million for the year ended December 31, 2018. Diluted income per common share from continuing operations was $1.20 for 2019, compared to $1.07 for 2018.

A net loss from continuing operations of $4.8 million for the year ended December 31, 2017 increased $32.8 million to net income from continuing operations of $28.1 million for the year ended December 31, 2018. The loss in 2017 was primarily the result of a  $17.4 million reduction in the value of Atlantic Capital’s net deferred tax asset related to the 2017 Tax Cuts and Jobs Act.

Net interest income before provision for loan losses increased $4.6 million, or 6.1%, from 2018 to 2019, primarily due to a $12.9 million, or 16.1%, increase in interest and fee income on loans, partially offset by a $7.9 million, or 63.1%, increase in interest on deposits. Net interest income before provision for loan losses increased $13.4 million, or 21.4%, from 2017 to 2018, primarily due to a $15.7 million, or 24.3%, increase in interest and fee income on loans, and a $1.2 million, or 12.1%, increase in interest on investment securities available-for-sale (taxable equivalent).

Taxable equivalent net interest income from continuing operations was $81.3 million for 2019, compared to $76.6 million for 2018. Taxable equivalent net interest margin from continuing operations increased to 3.58% for the year ended December 31, 2019, from 3.50% for 2018. The margin increase was primarily due to increases in loan yields and a higher average Federal Funds rate during the first half of 2019.

Taxable equivalent net interest income from continuing operations was $76.6 million for 2018, compared to $63.7 million for 2017. Taxable equivalent net interest margin from continuing operations  increased to 3.50% for the year ended December 31, 2018, from 3.07% for 2017. The margin increase was primarily due to increases in the Federal Funds rate.

Provision for loan losses from continuing operations for the year ended December 31, 2019 totaled $2.7 million, an increase of $766,000, or 39.4%, from the year ended December 31, 2018, due to higher net charge-offs and specific reserve impairments.  For the years ended December 31, 2017 to 2018, provision expense decreased by $1.3 million from $3.2 million to $1.9 million, primarily related to lower net charge-offs. The Company also recorded negative provision for loan losses in 2018 totaling $3.1 million included in discontinued operations, primarily due to the classification of $373 million of loans to held for sale in connection with the Branch Sale.

Noninterest income from continuing operations increased $678,000, or 6.7%, to $10.7 million for the year ended December 31, 2019 from the year ended December 31, 2018. This was primarily due to an increase in gains on sales of securities of $2.8 million; largely resulting from the $1.9 million loss in the fourth quarter of 2018 on the sale of $63 million in investment securities. The proceeds from the securities sale were used to help fund the cash payout for the Branch Sale that closed in the second quarter of 2019. Additionally, SBA lending activities increased  $572,000 from 2018 to 2019. These increases were partially offset by a $1.7 million net gain on the sale of Southeastern Trust Company in 2018 and the resulting loss of trust income of $1.0 million from the prior year.

Noninterest income from continuing operations decreased $2.1 million, or 17.5%, to $10.0 million for the year ended December 31, 2018 from the year ended December 31, 2017.  The decrease was primarily due to a loss of $1.9 million on the sale of $63 million in investment securities to help fund the cash owed to the buyer at the closing of the Branch Sale, which occurred during the second quarter of 2019.

For the year ended December 31, 2019, noninterest expense from continuing operations increased $3.1 million, or 6.2%, compared to 2018.  This increase was mainly driven by higher salary and employee benefits expense of $34.5 million, up  $2.8 million, or 8.7%, from December 31, 2018, which was primarily the result of the full impact of new hires in 2019 and higher incentive  and medical insurance expense. Communications and data processing expense increased $523,000, or 19.5%, from 2018 to 2019 due to a higher volume of transactions in the payments business, as well as non-recurring charges related to vendor negotiations and contract terminations. Partially offsetting this increase was a decline in FDIC premium expense of $345,000, or 61.4%, compared to 2018 due to the FDIC assessment credit received in 2019.

Noninterest expense from continuing operations totaled $50.0 million for the year ended December 31, 2018, compared to $52.8 million in 2017, a decrease of $2.8 million, or 5.4%. Salary and benefits expense decreased $1.4 million, or 4.1%, in 2018 due to severance costs and $2.0 million in expenses related to the President and Chief Operating Officer’s resignation in 2017. Additionally, professional services expense decreased $1.1 million, or 23.5%, from 2017 to 2018, primarily due to expenses related to the registered offering of common stock by a stockholder in 2017.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Atlantic Capital are in accordance with GAAP and conform to general practices within the banking industry. Atlantic Capital’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Atlantic Capital’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Atlantic Capital’s accounting for the allowance for loan losses, fair value measurements, and income tax related items. Significant accounting policies are discussed in Note 1 - Accounting Policies and Basis of Presentation to the consolidated financial statements.

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

Management considers the established ALL adequate to absorb losses that relate to loans outstanding at December 31, 2019, although future additions may be necessary based on deteriorated economic conditions, reduced collateral values, erosion of the borrower’s access to liquidity and other factors. If the financial condition of borrowers were to deteriorate, resulting in an impairment of their ability to make payments, Atlantic Capital’s estimates would be updated and additions to the ALL may be required.

In June 2016, the FASB issued guidance related to credit losses on financial instruments. This update, commonly referred to as the current expected credit losses methodology (“CECL”), changes the accounting for credit losses on loans and debt securities. Under the new guidance, the Company’s measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This differs significantly from the “incurred loss” model which delays recognition until it is probable a loss has been incurred. This new guidance became effective for the Company on January 1, 2020.

Due to this change in methodology, the Company anticipates a smaller allowance requirement for its shorter-lived commercial portfolio, offset by an increase in its reserve for unfunded commitments, which is recorded in Other Liabilities on the Consolidated Balance Sheet. Based upon the Company’s loan portfolio composition at December 31, 2019, the current economic environment, and management’s current forecast and qualitative adjustment assumptions, the overall impact to retained earnings is not material upon adoption of the standard.

Fair value measurements.

Atlantic Capital’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. See Note 18  - Fair Value Measurements to the consolidated financial statements for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered individually impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost, fair value, less cost to sell, or listed selling price less cost to sell, following foreclosure. Fair value is defined by GAAP as “the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets. It is not a forced transaction (for example, a forced liquidation or distress sale).” Although management believes its processes for determining the value of impaired loans and foreclosed properties are appropriate and allow Atlantic Capital to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value. In addition, because of subjectivity in fair value determinations, there may be grounds for differences in opinions, which may result in disagreements between management and our regulators, which could cause us to change our judgments about fair value.

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. Atlantic Capital utilizes a third-party pricing service to assist with determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. Atlantic Capital periodically reviews available-for-sale securities that are in an unrealized loss position to determine whether other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost-basis. The primary factors Atlantic Capital considers in determining whether impairment is other-than-temporary are changes in interest rates, the financial condition of the borrower, recent experience regarding principal and interest payments, and Atlantic Capital’s ability and intent to hold the security until the amortized cost basis is recovered.

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

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Taxable equivalent net interest income from continuing operations for the year ended December 31, 2019 totaled $81.3 million, a $4.7 million, or 6.1%, increase from 2018. This increase was primarily driven by an $11.2 million, or 11.7%, increase in taxable equivalent interest income from continuing operations. The interest income increase primarily resulted from the following:

•	a $12.9 million, or 16.1%, increase to $93.0 million in interest income on loans, resulting from an increase in average loan balances and higher yields; partially offset by
•	a $1.3 million, or 11.4%, decrease to $10.0 million in taxable equivalent interest income on investment securities, resulting from an $82.5 million decrease in investment securities average balances

Due to the $167 million in cash paid to the buyer at the closing of the Branch Sale, Atlantic Capital restructured the balance sheet following the transaction with a combination of excess cash, proceeds from sold securities, Federal Home Loan Bank (“FHLB”) borrowings, and brokered deposits.

Interest expense from continuing operations for the year ended December 31, 2019 totaled $25.0 million, a $6.5 million, or 34.9%, increase from 2018, primarily due to a $7.9 million, or 63.1%, increase in interest paid on deposits. The rate paid on deposits from continuing operations increased 54 basis points, and the rate paid on total interest bearing liabilities from continuing operations increased 45 basis points from 2018 to 2019, both driven by an increase in the average Federal Funds rate in 2017 and 2018.

Taxable equivalent net interest margin from continuing operations increased to 3.58% from 3.50% for the year ended December 31, 2019 compared to the year ended December 31, 2018. The primary reason for the increase in taxable equivalent net interest margin for 2019 compared to 2018 was the higher interest rates on loans resulting from Federal Funds rate increases. Net accretion income on acquired loans discount totaled $392,000 for the year ended December 31, 2019, compared to $1.4 million for 2018.

Taxable equivalent net interest income from continuing operations increased $12.9 million, or 20.2%, from $63.7 million in 2017 to $76.6 million in 2018. Taxable equivalent net interest margin increased to 3.50% in 2018 from 3.07% in 2017, primarily due to Federal Funds rate increases and increased yields on loans and investment securities.

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

Table 1 - Average Balance Sheets and Net Interest Analysis(1)

(Dollars in thousands; taxable equivalent)

	Year ended December 31,
	2019			2018			2017
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest bearing deposits in other banks	$110,543	$2,209	2.00%	$104,145	$2,244	2.15%	$85,525	$916	1.07%
Other short-term investments	3,875	118	3.05%	15,210	426	2.80%	14,266	270	1.89%
Investment securities:
Taxable investment securities	274,189	7,188	2.62%	379,035	9,005	2.38%	366,309	7,221	1.97%
Non-taxable investment securities(2)	98,367	2,830	2.88%	76,064	2,302	3.03%	81,466	2,866	3.52%
Total investment securities	372,556	10,018	2.69%	455,099	11,307	2.48%	447,775	10,087	2.25%
Loans - continuing operations	1,769,613	93,022	5.26%	1,600,257	80,110	5.01%	1,507,453	64,436	4.27%
FHLB and FRB stock	14,156	939	6.63%	17,710	1,068	6.03%	18,528	1,015	5.48%
Total interest-earning assets - continuing operations	2,270,743	106,306	4.68%	2,192,421	95,155	4.34%	2,073,547	76,724	3.70%
Loans held for sale - discontinued operations	116,725	4,588	3.93%	376,757	18,224	4.84%	428,656	20,453	4.77%
Total interest-earning assets	2,387,468	110,894	4.64%	2,569,178	113,379	4.41%	2,502,203	97,177	3.88%
Non-earning assets	198,960			211,393			217,455
Total assets	$2,586,428			$2,780,571			$2,719,658
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,107,765	18,155	1.64%	1,001,025	10,627	1.06%	868,999	5,921	0.68%
Time deposits	23,072	191	0.83%	10,046	115	1.14%	11,345	53	0.47%
Brokered deposits	84,601	2,046	2.42%	84,105	1,764	2.10%	168,685	1,960	1.16%
Total interest-bearing deposits	1,215,438	20,392	1.68%	1,095,176	12,506	1.14%	1,049,029	7,934	0.76%
Total borrowings	54,931	1,297	2.36%	139,422	2,703	1.94%	175,060	1,758	1.00%
Total long-term debt	49,782	3,294	6.62%	49,613	3,304	6.66%	49,444	3,294	6.66%
Total interest-bearing liabilities - continuing operations	1,320,151	24,983	1.89%	1,284,211	18,513	1.44%	1,273,533	12,986	1.02%
Interest-bearing liabilities - discontinued operations	144,064	1,502	1.04%	467,101	4,084	0.87%	466,777	2,143	0.46%
Total interest-bearing liabilities	1,464,215	26,485	1.81%	1,751,312	22,597	1.29%	1,740,310	15,129	0.87%
Demand deposits	589,862			538,110			490,495
Demand deposits - discontinued operations	39,253			137,905			140,551
Other liabilities	162,882			37,991			29,497
Shareholders’ equity	330,216			315,253			318,805
Total liabilities and shareholders’ equity	$2,586,428			$2,780,571			$2,719,658
Net interest spread - continuing operations			2.79%			2.90%			2.68%
Net interest income and net interest margin - continuing operations(3)		$81,323	3.58%		$76,642	3.50%		$63,738	3.07%
Net interest income and net interest margin(3)		$84,409	3.54%		$90,782	3.53%		$82,048	3.28%

(1)

On April 5, 2019, the Company sold its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches that were sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for all prior periods presented.

(2)

Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017, reflecting the statutory federal income tax rates.

(3)

Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset. For a reconciliation of Non-GAAP financial measures, see “Item 6 - Selected Financial Data - Non-GAAP Performance Measures Reconciliation.”

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

Table 2 - Changes in Net Interest Income

(in thousands)

	2019 Compared to 2018			2018 Compared to 2017
	Increase (decrease) Due to Changes in:			Increase (decrease) Due to Changes in:
			Total			Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earning assets
Interest bearing deposits in other banks	$128	$(163)	$(35)	$401	$927	$1,328
Other short-term investments	(345)	37	(308)	26	130	156
Investment securities:
Taxable investment securities	(2,749)	932	(1,817)	302	1,482	1,784
Non-taxable investment securities(1)	642	(114)	528	(163)	(401)	(564)
Total investment securities	(2,107)	818	(1,289)	139	1,081	1,220
Loans - continuing operations	8,902	4,010	12,912	4,646	11,028	15,674
FHLB and FRB stock	(236)	107	(129)	(49)	102	53
Total interest-earning assets - continuing operations	6,342	4,809	11,151	5,163	13,268	18,431
Loans held for sale - discontinued operations	(10,221)	(3,415)	(13,636)	(2,510)	281	(2,229)
Total interest-earning assets	(3,879)	1,394	(2,485)	2,653	13,549	16,202

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	1,749	5,779	7,528	1,402	3,304	4,706
Time deposits	108	(32)	76	(15)	77	62
Brokered deposits	12	270	282	(1,774)	1,578	(196)
Total interest-bearing deposits	1,869	6,017	7,886	(387)	4,959	4,572
Total borrowings	(1,995)	589	(1,406)	(691)	1,636	945
Total long-term debt	11	(21)	(10)	11	(1)	10
Total interest-bearing liabilities - continuing operations	(115)	6,585	6,470	(1,067)	6,594	5,527
Interest-bearing liabilities - discontinued operations	(3,368)	786	(2,582)	3	1,938	1,941
Total interest-bearing liabilities	(3,483)	7,371	3,888	(1,064)	8,532	7,468
Change in net interest income - continuing operations	$6,457	$(1,776)	$4,681	$6,230	$6,674	$12,904
Change in net interest income	$(396)	$(5,977)	$(6,373)	$3,717	$5,017	$8,734

(1)

Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017, reflecting the statutory federal income tax rates.

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

The provision for loan losses from continuing operations was $2.7 million in 2019,  an increase of $766,000, or 39.4%, compared to 2018, due to an increase in net charge-offs as well as an increase in specific reserve impairments. In 2018, the Company recorded negative provision for loan losses of $3.1 million included in discontinued operations, which was primarily due to the classification of $373 million of loans to held for sale. The provision for loan losses was $1.9 million in 2018, a decrease of $1.3 million, or 39.5%, compared to 2017. The decrease from 2017 to 2018 was primarily due to lower net charge-offs in 2018.

At December 31, 2019, nonperforming loans totaled $7.3 million compared to $5.2 million at December 31, 2018. The increase was primarily attributable to the addition of commercial and industrial loans being placed on nonaccrual status, offset by a decrease in nonaccrual commercial real estate loans and residential mortgage loans. Net charge-offs were 0.11%, 0.02%, and 0.23% of average loans for the years ended December 31, 2019,  2018, and 2017, respectively. The allowance for loan losses to total loans at December 31, 2019  was 0.99%, compared to 1.03% at December 31, 2018.

Noninterest Income

Noninterest income was $46.0 million in 2019, compared to $13.4 million in 2018, and $16.2 million in 2017. The following table presents the components of noninterest income.

Table 3 - Noninterest Income

(in thousands)

	Year ended December 31,			Change
	2019	2018	2017	2019‑2018
Service charges	$3,587	$3,215	$2,734	$372
Securities gains (losses), net	907	(1,855)	(63)	2,762
Gain (loss) on sales of other assets	127	(154)	742	281
Trust income	—	1,025	1,814	(1,025)
Derivatives (loss) income	(322)	308	156	(630)
Bank owned life insurance	1,546	1,506	1,530	40
SBA lending activities	4,178	3,606	4,129	572
Gain on sale of trust business	—	1,681	—	(1,681)
Other noninterest income	702	715	1,137	(13)
Total noninterest income - continuing operations	10,725	10,047	12,179	678
Noninterest income - discontinued operations	35,289	3,347	4,010	31,942
Noninterest income	$46,014	$13,394	$16,189	$32,620

Service charges from continuing operations for the year ended December 31, 2019 increased $372,000, or 11.6%, from 2018. The increase was primarily due to growth in the Company’s payments processing businesses.

Securities gains from continuing operations for the year ended December 31, 2019 increased $2.8 million from a loss of $1.9 million in 2018 primarily as a result of the balance sheet realignment due to the Branch Sale. In the fourth quarter of 2018, Atlantic Capital recorded a loss of $1.9 million on the sale of $63 million in investment securities to help fund the cash owed to the buyer at the closing of the Branch Sale.

Gain on sales of other assets from continuing operations for the year ended December 31, 2019 increased $281,000 compared to 2018 due to a gain on the sale of a foreclosed property compared to a loss on disposition of fixed assets in the second quarter of 2018 related to the relocation of our Atlanta headquarters.

Trust income from continuing operations for the year ended December 31, 2019 decreased $1.0 million, or 100%, from 2018 due to the sale of the trust business in the second quarter of 2018.

Derivatives income (loss) from continuing operations for the year ended December 31, 2019 was a loss of $322,000 compared to a gain of $308,000 for 2018. The decrease in income was due to changes in the derivatives credit valuation adjustment.

Income from SBA lending activities from continuing operations for the year ended December 31, 2019 increased $572,000, or 15.9%, compared to 2018 due to increases in loan balances sold. During the years ended December 31, 2019 and 2018, guaranteed portions of loans with principal balances of $62.9 million and $52.2 million, respectively, were sold in the secondary market.

Noninterest income from discontinued operations increased $31.9 million for the year ended December 31, 2019 compared to 2018 due to a $34.5 million gain in connection with the Branch Sale.

For the year ended December 31, 2018, noninterest income totaled $13.4 million compared to $16.2 million for 2017, a $2.8 million, or 17.3%, decrease. The most significant component of the decrease was a $1.8 million loss on sales of securities driven by the aforementioned sale of $63 million in investment securities as well as a decrease in gain on sales of other assets of $896,000 from 2017 to 2018.  The decrease in gain on sales of other assets was the result of a $323,000 decrease in net gains on sales of other real estate owned and a gain of $426,000 on the sale of a tax credit investment in 2017. Additionally, the decrease in other noninterest income from continuing operations was due to a $789,000, or 43.5%, decrease in trust income from 2017 to 2018 due to the sale of the trust business in 2018 and a $663,000, or 16.5%, decrease in noninterest income from discontinued operations. Partially offsetting the decrease in noninterest income was a $1.7 million gain on the sale of the trust business in 2018.

Noninterest Expense

Noninterest expense was $62.8 million for the year ended December 31, 2019 as compared to $69.9 million in 2018, and $73.5 million in 2017. The decrease from 2018 to 2019 was primarily the result of a decrease in noninterest expense from discontinued operations from $19.9 million in 2018 to $9.7 million in 2019 in connection with the Branch Sale that occurred in 2019. The following table presents the components of noninterest expense.

Table 4 - Noninterest Expense

(in thousands)

	Year ended December 31,			Change
	2019	2018	2017	2019‑2018
Salaries and employee benefits	$34,537	$31,766	$33,130	$2,771
Occupancy	2,888	2,972	2,516	(84)
Equipment and software	3,103	2,817	2,341	286
Professional services	2,908	3,511	4,591	(603)
Postage, printing and supplies	137	166	244	(29)
Communications and data processing	3,199	2,676	2,625	523
Marketing and business development	845	710	798	135
FDIC premiums	217	562	697	(345)
Merger and conversion costs	—	—	304	—
Other noninterest expense	5,274	4,811	5,588	463
Total noninterest expense	53,108	49,991	52,834	3,117
Noninterest expense - discontinued operations	9,685	19,941	20,631	(10,256)
Noninterest expense	$62,793	$69,932	$73,465	$(7,139)

Salaries and employee benefits expense from continuing operations for the year ended December 31, 2019 was $34.5 million,  an increase of $2.8 million, or 8.7%, from 2018. The increase was primarily attributable to severance expense unrelated to the Branch Sale, an increase in medical insurance expense and new hires made in 2019. Full time equivalent headcount totaled 204 at December 31, 2019 compared to 334 at December 31, 2018, a decrease of 130 full time equivalent positions, primarily due to the Branch Sale.

Professional services from continuing operations decreased by $603,000, or 17.2%, for the year ended December 31, 2019 compared to 2018 primarily due to lower consultant fees.

Communications and data processing expense from continuing operations was $3.2 million for the year ended December 31, 2019 compared to $2.7 million for 2018. This increase of $523,000 was the result of a higher volume of transactions in the payments business as well as non-recurring charges related to vendor negotiations and contract terminations.

FDIC premiums expense from continuing operations was $217,000 for the year ended December 31, 2019, a decrease of $345,000 from 2018. This decline in FDIC premiums expense was the result of a small bank assessment credit in 2019 and the termination of FICO assessments in the second quarter of 2019.

The increase of $463,000 in other noninterest expense from continuing operations for the year ended December 31, 2019 compared to 2018 was primarily driven by an increase in provision for unfunded commitments of $484,000, due to higher levels of outstanding commitments.

Noninterest expense totaled $69.9 million for 2018, a $3.5 million, or 4.8%, decrease from $73.5 million in 2017. The decrease from 2017 to 2018 is primarily the result of lower salaries and employee benefits expense and professional services expenses.

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

Income tax expense from continuing operations was $7.6 million in 2019, compared to income tax expense from continuing operations of $6.3 million in 2018 and $23.7 million in 2017. The effective tax rate (as a percentage of pre-tax earnings) for 2019,  2018, and 2017 was 21.3%,  18.4%, and 125.1%, respectively. The change in the effective tax rate for 2018 compared to 2017 resulted primarily from a $17.4 million reduction of the value of Atlantic Capital’s net deferred tax asset due to the tax reform legislation signed into law in December 2017.

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

Based on all evidence considered, as of December 31, 2019 and 2018, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At December 31, 2019 and 2018, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $6.7 million and $7.4 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 14 - Income Taxes to the consolidated financial statements.

FINANCIAL CONDITION

Total assets at December 31, 2019 and December 31, 2018 were $2.91 billion and $2.96 billion, respectively. Average total assets for 2019 were $2.59 billion, compared to $2.78 billion for 2018.

Loans

At December 31, 2019, total loans held for investment increased $146.0 million, or 8.4%, compared to December 31, 2018, primarily due to an increase of $59.7 million, or 9.3%, in commercial and industrial loans as well as increases in commercial real estate owner occupied loans and non-owner occupied loans of $59.6 million and $52.3 million, respectively. Details of loans at December 31, 2019,  2018,  2017, 2016, and 2015 are provided in Table 5.

Table 5 - Loans

(in thousands)

		December 31,
		2019	2018	2017	2016	2015
Loans held for sale
TriNet loans held for sale		$—	$—	$—	$—	$58,934
Branch loans held for sale		—	—	—	30,917	35,470
Loans held for sale - discontinued operations		—	373,030	415,206	465,946	450,078
Loans held for sale - continuing operations		370	5,889	1,487	4,302	1,061
Total loans held for sale		$370	$378,919	$416,693	$501,165	$545,543

Loans held for investment
Commercial loans:
Commercial and industrial		$705,115	$645,374	$539,046	$435,836	$363,866
Commercial real estate:
Owner occupied		357,912	298,291	250,588	251,796	168,641
Non-owner occupied		558,416	496,537	503,398	447,296	471,596
Construction and land		127,540	156,232	101,801	174,810	118,766
Mortgage warehouse loans		13,941	27,967	39,981	147,519	84,350
Total commercial loans		1,762,924	1,624,401	1,434,814	1,457,257	1,207,219

Residential:
Residential mortgages		31,315	32,800	12,960	16,418	77,235
Home equity	`	25,002	22,822	39,407	6,829	26,034
Total residential loans		56,317	55,622	52,367	23,247	103,269

Consumer		37,765	25,851	21,959	18,882	20,028
Other		19,552	24,712	13,303	19,560	12,531
Loans held for investment, gross		1,876,558	1,730,586	1,522,443	1,518,946	1,343,047
Less net deferred fees and other unearned income		(3,034)	(2,513)	(3,810)	(3,562)	(2,006)
Less allowance for loan losses		(18,535)	(17,851)	(19,344)	(20,595)	(18,905)
Loans held for investment, net		$1,854,989	$1,710,222	$1,499,289	$1,494,789	$1,322,136

The following table sets forth the maturity distribution of loans as of December 31, 2019.

Table 6 - Loan Maturity Distribution and Interest Rate Sensitivity

(in thousands)

	Within	One to	After
	One Year	Five Years	Five Years	Total
Loans held for investment:
Commercial and industrial	$187,130	$336,077	$181,908	$705,115
Commercial real estate	100,020	387,694	428,614	916,328
Construction and land	46,269	63,040	18,231	127,540
Mortgage warehouse loans	13,941	—	—	13,941
Residential mortgages	785	1,124	29,406	31,315
Home equity	5,507	9,022	10,473	25,002
Consumer	15,328	22,400	37	37,765
Other	3,044	8,784	7,724	19,552
Total loans held for investment	$372,024	$828,141	$676,393	$1,876,558

Loans maturing with:
Fixed interest rates	$86,722	$303,579	$351,995	$742,296
Floating or adjustable rates	285,302	524,562	324,398	1,134,262
Total loans held for investment	$372,024	$828,141	$676,393	$1,876,558

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

Purchased Credit Impaired (“PCI”) loans accounted for under ASC 310‑30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual for periods ended prior to December 31, 2018, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and collection was probable. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, was recognized on all PCI loans. At December 31, 2018, PCI loans were designated as held-for-sale and subsequently sold in the Branch Sale that occurred in the second quarter of 2019.

At December 31, 2019, Atlantic Capital’s nonperforming assets totaled $7.6 million, or 0.26% of assets, compared to $6.1 million, or 0.20% of assets, at December 31, 2018. The increase was primarily due to two loan relationships that were placed on nonaccrual status, offset by the sale of an other real estate owned property during 2019.

Nonaccrual loans totaled $7.2 million and $4.7 million as of December 31, 2019 and 2018, respectively. Loans past due 90 days and still accruing totaled $85,000 at December 31, 2019 compared to $479,000 at December 31, 2018. The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms in 2019,  2018, and 2017 is immaterial. Table 7 provides details on nonperforming assets and other risk elements at December 31, 2019,  2018,  2017, 2016, and 2015.

Table 7 - Nonperforming assets

(Dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015

Nonaccrual loans	$7,208	$4,697	$2,614	$621	$7,772
Loans past due 90 days and still accruing	85	479	298	994	777
Total nonperforming loans(1) (NPLs)	7,293	5,176	2,912	1,615	8,549
Other real estate owned	278	874	1,215	1,872	1,982
Total nonperforming assets (NPAs)	$7,571	$6,050	$4,127	$3,487	$10,531
NPLs as a percentage of total loans	0.39%	0.25%	0.15%	0.08%	0.45%
NPAs as a percentage of total assets	0.26%	0.20%	0.14%	0.13%	0.40%

(1)

Nonperforming loans as of December 31, 2017, 2016, and 2015 exclude those loans which are PCI loans. As of December 31, 2018, PCI loans were designated as held for sale in the Branch Sale. As a result, nonperforming loans held for sale which were previously designated as PCI loans are included in total nonperforming loans as of December 31, 2018.

Troubled Debt Restructurings

Troubled Debt Restructurings (“TDRs”) are made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include interest rate reductions, term extensions and other concessions intended to minimize losses. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans. TDRs, which are accruing interest based on the restructured terms, are considered performing. The following table summarizes TDRs at December 31, 2019, 2018, 2017, 2016, and 2015.

Table 8 - Troubled Debt Restructurings

(in thousands)

	December 31,
	2019	2018	2017	2016	2015
Accruing TDRs	$11,953	$8,237	$5,323	$6,602	$4,616
Nonaccruing TDRs	1,217	—	—	—	4,449
Total TDRs	$13,170	$8,237	$5,323	$6,602	$9,065

The gross additional interest income that would have been earned in 2019 had performing TDRs performed in accordance with the original terms is immaterial.

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $76.3 million and $58.2 million, respectively, as of December 31, 2019 and December 31, 2018. As a percentage of total loans, potential problem loans were 4.1% and 2.8% as of December 31, 2019 and 2018, respectively. At December 31, 2018, PCI loans were not significant due to the reclassification of a majority of these loans to held for sale. These PCI loans were subsequently sold in 2019. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.

Allowance for Loan Losses

At December 31, 2019, the allowance for loan losses totaled $18.5 million, or 0.99% of total loans, compared to $17.9 million, or 1.03% of total loans, at December 31, 2018. The increase in the allowance was primarily related to an increase in outstanding loan balances as well as an increase in specific reserves.

Net charge-offs during 2019 and 2018 were $2.0 million and $342,000, respectively. The increase related primarily to the following: net charge-offs for Tennessee commercial and industrial loans not included in the Branch Sale totaling $330,000 and net charge-offs on commercial and industrial SBA loans totaling $1.3 million.  Table 9 provides details concerning the allowance for loan losses during the past five years.

Table 9 - Allowance for Loan Losses (ALL)

(Dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of period	$17,851	$19,344	$20,595	$18,905	$11,421
Provision for loan losses	2,712	1,991	3,239	3,742	8,035
Provision for loan losses (negative provision) - discontinued operations	—	(3,097)	—	—	—
Provision for PCI loan losses	—	(45)	(21)	74	—
Charge-offs:
Commercial and industrial	2,022	126	4,073	1,531	—
Commercial real estate	47	50	132	342	500
Construction and land	—	—	16	—	—
Residential mortgages	9	75	46	2	—
Home equity	—	160	39	32	—
Consumer	39	16	409	402	128
Other	—	—	—	5	—
Total charge-offs	2,117	427	4,715	2,314	628
Recoveries:
Commercial and industrial	36	19	200	4	—
Commercial real estate	—	28	2	5	—
Construction and land	4	—	16	27	29
Residential mortgages	14	4	1	5	—
Home equity	1	—	1	2	—
Consumer	34	34	26	143	48
Other	—	—	—	2	—
Total recoveries	89	85	246	188	77
Net charge-offs	2,028	342	4,469	2,126	551
Allowance for loan losses at end of period (1)	$18,535	$17,851	$19,344	$20,595	$18,905

Average loans	$1,769,613	$1,977,014	$1,936,109	$1,986,482	$1,192,103
Loans at end of period	1,873,524	1,728,073	1,933,839	1,981,330	1,790,669
Ratios
Net charge-offs to average loans	0.11%	0.02%	0.23%	0.11%	0.05%
Allowance for loan losses to total loans (1)	0.99	1.03	1.00	1.04	1.06

(1)	The allowance for loan losses has not been adjusted retrospectively for discontinued operations in prior periods.

Table 10 - Allocation of Allowance for Loan Losses

(Dollars in thousands)

	December 31,
	2019		2018		2017		2016		2015
		Percent		Percent		Percent		Percent		Percent
	Allowance	of loans	Allowance	of loans	Allowance	of loans	Allowance	of loans	Allowance	of loans
	for loan	to total	for loan	to total	for loan	to total	for loan	to total	for loan	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
Allowance for loan losses allocated to:
Commercial and industrial	$9,014	37%	$8,360	37%	$8,706	32%	$8,616	27%	$6,186	26%
Commercial real estate	7,505	49	6,948	46	8,001	49	7,159	44	8,656	47
Construction and land	1,684	7	2,014	9	1,560	6	2,942	11	1,695	9
Mortgage warehouse loans	—	1	—	2	—	2	—	7	—	5
Residential mortgages	82	2	144	2	409	5	732	5	1,156	6
Home equity	63	1	148	1	393	4	686	4	825	5
Consumer	187	3	237	3	275	2	460	2	387	2
Total allowance for loan losses	$18,535	100%	$17,851	100%	$19,344	100%	$20,595	100%	$18,905	100%

Investment Securities

Investment securities available-for-sale totaled $282.5 million at December 31, 2019 compared to $402.5 million at December 31, 2018.  Held-to-maturity securities totaled $117.0 million at December 31, 2019 compared to $0 at December 31, 2018. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Held-to-maturity securities are carried at amortized cost. As of December 31, 2019, investment securities available-for-sale had a net unrealized gain of $3.2 million compared to a net unrealized loss of $11.8 million as of December 31, 2018. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2019 and December 31, 2018.

Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand.  During 2019, the Company purchased $117.0 million in held-to-maturity municipal securities to extend the duration of the securities portfolio as well as to reduce the asset sensitivity of the balance sheet. During the fourth quarter of 2018, Atlantic Capital sold securities totaling approximately $63 million to provide funding for the Branch Sale.

Details of investment securities at December 31, 2019,  December 31, 2018, and December 31, 2017 are provided in Table 11.

Table 11 - Investment Securities

(in thousands)

	December 31, 2019		December 31, 2018		December 31, 2017
	Amortized		Amortized		Amortized
Available-for-Sale Securities	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government agencies	$—	$—	$27,259	$26,849	$34,699	$34,111
U.S. states and political divisions	81,865	82,485	91,864	84,834	92,169	90,001
Trust preferred securities	4,808	4,688	4,781	4,400	4,754	4,650
Corporate debt securities	19,557	19,920	12,855	12,363	12,948	12,622
Residential mortgage-backed securities	173,047	175,368	277,524	274,040	310,129	307,733
Total available-for-sale	279,277	282,461	414,283	402,486	454,699	449,117
Held-to-Maturity Securities
U.S. states and political divisions	116,972	115,291	—	—	—	—
Total held-to-maturity	116,972	115,291	—	—	—	—
Total securities	$396,249	$397,752	$414,283	$402,486	$454,699	$449,117

The effective duration of Atlantic Capital’s securities at December 31, 2019 was 6.97 years compared to 5.26 years at December 31, 2018.

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 12 - Investment Securities

(Dollars in thousands)

	2019				2018
			Weighted	Weighted			Weighted	Weighted
	Amortized		Average	Average	Amortized		Average	Average
	cost	Fair Value	Maturity	Yield(1)	cost	Fair Value	Maturity	Yield(1)
U.S. Government agencies
1 to 5 years	$—	$—	—	—%	$18,588	$18,294	4.70	2.38%
5 to 10 years	—	—	—	—	2,883	2,906	5.97	3.02
More than 10 years	—	—	—	—	5,788	5,649	4.80	2.28
	—	—	—	—	27,259	26,849	4.87	2.36

U.S. states and political subdivisions
Within 1 year	—	—	—	—	125	125	0.49	3.48
1 to 5 years	514	513	4.17	1.30	1,281	1,253	4.19	2.29
5 to 10 years	19,996	20,245	8.42	1.96	24,023	23,225	7.60	2.07
More than 10 years	178,327	177,018	19.02	2.56	66,435	60,231	16.07	2.36
	198,837	197,776	19.19	2.41	91,864	84,834	13.20	2.28

Trust preferred securities
5 to 10 years	4,808	4,688	7.17	3.15	4,781	4,400	8.17	3.99
	4,808	4,688	7.17	3.15	4,781	4,400	8.17	3.99

Corporate debt securities
Within 1 year	6,043	6,136	1.70	2.96	—	—	—	—
1 to 5 years	3,514	3,565	2.69	2.64	12,855	12,363	3.22	2.68
5 to 10 years	10,000	10,219	9.71	4.13	—	—	—	—
	19,557	19,920	4.98	2.98	12,855	12,363	3.22	2.68

Residential mortgage-backed securities	173,047	175,368	7.09	2.70	277,524	274,040	5.40	2.59
Total	$396,249	$397,752			$414,283	$402,486

(1)	Weighted average yields are not presented in this table on a fully taxable equivalent basis.

Goodwill and Other Intangible Assets

Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. This core deposit intangible was fully amortized in the second quarter of 2019 as a result of the Branch Sale.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually as of October 1, or more frequently if necessary, to determine if any impairment exists.  Factors that management considers in this assessment includes macroeconomic conditions, industry and market considerations, overall financial performance of the Company and changes in the composition or carrying amount of net assets.  Management concluded that the 2019 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill).

On April 5, 2019, the Bank completed the Branch Sale. In accordance with U.S. GAAP, Atlantic Capital allocated a proportionate share of its goodwill balance to the discontinued operations on a relative fair value basis and performed an impairment test for the goodwill remaining in the reporting unit to be retained. This impairment analysis of goodwill remaining in the retained reporting unit resulted in no impairment. The Company monitored events from the date of the assessment through December 31, 2019 and no events or circumstances led management to believe any impairment existed at the balance sheet date.

Deposits

At December 31, 2019, total deposits were $2.5 billion, a decrease of $38.9 million, or 1.5%, since  December 31, 2018. Interest-bearing checking deposits increased $121.2 million, or 48.0%, and money markets increased $186.0 million, or 18.8%, from December 31, 2018 to December 31, 2019. This was partially offset by a decrease in brokered deposits of $17.4 million, or 17.5%, during the same period as well as a decrease of $585.4 million in deposits to be assumed in the Branch Sale. Brokered deposits decreased as a result of growth in core deposits and reduced funding needs.

Total average deposits from continuing operations for the year ended December 31, 2019 were $1.8 billion, an increase of $172.0 million, or 10.5%, from 2018. For the year ended December 31, 2019 compared to 2018, average noninterest-bearing demand deposits from continuing operations increased $51.8 million, or 9.6%, and average savings and money market deposits from continuing operations increased $109.5 million, or 15.2%. Average time deposits less than $250,000 increased from 2018 to 2019 due to the growth in the partnership with a fintech firm that offers CD-secured loans to its customers in order to build credit and/or improve their credit score.

Table 13 provides the average deposit balances as a percentage of total deposits for December 31, 2019,  2018, and 2017.

Table 13 - Average Deposits

(Dollars in thousands)

	December 31,
		% of		% of		% of
	2019	total	2018	total	2017	total
Non-interest bearing demand deposits	$589,862	30%	$538,110	24%	$490,495	23%
Interest-bearing demand deposits	277,242	14	280,037	13	211,385	10
Savings and money market deposits	830,523	42	720,988	32	657,614	31
Time deposits less than $250,000	16,398	1	3,092	—	3,492	—
Time deposits $250,000 or greater	6,674	—	6,954	—	7,853	—
Brokered deposits	84,601	4	84,105	4	168,685	8
Deposits from continuing operations	1,805,300	91	1,633,286	73	1,539,524	72
Deposits from discontinued operations	180,593	9	598,559	27	607,328	28
Total deposits	$1,985,893	100%	$2,231,845	100%	$2,146,852	100%

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater and brokered time deposits from continuing operations as of December 31, 2019.

Table 14 - Maturities of Time Deposits of $250,000 or More

(in thousands)

December 31, 2019
Time deposits maturing in:
Three months or less	$—
Over three through six months	1,106
Over six through twelve months	—
Over twelve months	5,603
$6,709

Short-Term Borrowings

There were no outstanding securities sold under repurchase agreements at December 31, 2019. Securities sold under repurchase agreements with commercial checking customers totaled $6.2 million as of December 31, 2018 and were classified as discontinued operations.

As a member of the FHLB, Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1‑4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At December 31, 2019 and 2018, Atlantic Capital had no FHLB advances outstanding, respectively.

Long-Term Debt

On September 28, 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, and callable at par on September 30, 2020, all of which were outstanding at December 31, 2019 and 2018. The notes bear a fixed rate of 6.25% per year until September 29, 2020, and then bear a floating rate of three month LIBOR plus 468 basis points until maturity.

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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on customer deposits, due to the low costs they offer. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, Federal Funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At December 31, 2019,  management believed that Atlantic Capital had sufficient on-balance sheet liquidity to meet its funding needs.

On April 5, 2019, the Bank completed the Branch Sale. FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans and $12 million in other assets. Since Atlantic Capital divested a larger amount of deposits than assets, it made a cash payment of approximately $167 million to FirstBank at the closing of the Branch Sale. The Company funded the cash payment for the Branch Sale with a combination of excess cash, proceeds from sold securities, FHLB borrowings, and brokered deposits.

At December 31, 2019, Atlantic Capital had access to $526.0 million in unsecured borrowings and $779.2 million in secured borrowings through various sources, including FHLB advances and access to Federal Funds. Atlantic Capital also has the ability to attract more deposits by increasing rates.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity at December 31, 2019  was $326.5 million, an increase of $2.8 million, or 0.9%, from  December 31, 2018. Net income of $49.9 million for the year ended December 31, 2019, an increase of $14.9 million in accumulated other comprehensive income and $1.8 million in issues of common stock for option exercises and long-term incentives were offset by $64.8 million due to the repurchase of 3,694,902 shares of common stock. The Bank paid intercompany dividends totaling $45.5 million to Atlantic Capital during 2019 in order to fund the repurchases. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.

Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 15 - Capital Ratios

(Dollars in thousands)

					Regulatory Guidelines
							Minimum capital
	Consolidated		Bank				plus capital
	December 31,	December 31,	December 31,	December 31,		Well	conservation buffer
	2019	2018	2019	2018	Minimum	capitalized	2020
Risk based ratios:
Common equity tier 1 capital	12.0%	11.5%	13.8%	12.3%	4.5%	6.5%	7.0%
Tier 1 Capital	12.0	11.5	13.8	12.3	6.0	8.0	8.5
Total capital	15.0	14.2	14.6	13.0	8.0	10.0	10.5
Leverage ratio	11.0	10.0	12.7	10.6	4.0	5.0	N/A

Common equity tier 1 capital	$285,456	$285,250	$327,426	$304,907
Tier 1 capital	285,456	285,250	327,426	304,907
Total capital	354,757	353,458	346,854	323,411

Risk weighted assets	2,372,001	2,489,631	2,371,384	2,489,373
Quarterly average total assets for leverage ratio	2,589,910	2,842,618	2,585,629	2,864,357

As of December 31, 2019, Atlantic Capital and the Bank remained “well-capitalized” under regulatory guidelines. See “Item 1. Business–Supervision and Regulation–Capital Adequacy” above for additional information.

Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 16 - Tier 1 Common Equity Under Basel III

(Dollars in thousands)

December 31, 2019
Tier 1 capital	$285,456
Less: restricted core capital	—
Tier 1 common equity	$285,456

Risk-adjusted assets	$2,372,001
Tier 1 common equity ratio	12.0%

Off-Balance Sheet Arrangements

Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At December 31, 2019, Atlantic Capital had issued commitments to extend credit of approximately $735.9 million and standby letters of credit of approximately $8.1 million through various types of commercial lending arrangements.

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

Contractual Obligations

There have been no significant changes in our contractual obligations during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Table 17 sets forth certain information about contractual cash obligations as of December 31, 2019.

Table 17 - Contractual Obligations

(in thousands)

	Payments Due by Period at December 31, 2019
				More than 5
	Less than 1 year	1‑3 years	3‑5 years	years	Total
Time deposits	$38,560	$5,757	$44	$28	$44,389
Brokered time deposits	2,571	—	—	—	2,571
Deposits without a stated maturity	2,452,086	—	—	—	2,452,086
Operating lease obligations	2,062	4,594	2,025	11,374	20,055
Other borrowings	—	—	—	—	—
Long-term debt	—	—	—	50,000	50,000
Total contractual cash obligations	$2,495,279	$10,351	$2,069	$61,402	$2,569,101

RISK MANAGEMENT

Effective risk management is critical to Atlantic Capital’s success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although Atlantic Capital does not have total assets in excess of $10 billion, the Audit Committee and the Audit and Risk Committee of the Bank’s board of directors provide oversight of enterprise-wide risk management activities. These committees review our activities in identifying, measuring, and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, operational, strategic, financial and reputational risks.) The committee monitors management’s execution of risk management practices in accordance with the board of directors’ risk appetite, reviews supervisory examination reports together with management’s response to such examinations and discusses legal matters that may have a material impact on the financial statements or Atlantic Capital’s compliance policies. With guidance from and oversight by the Audit Committee and the Bank’s Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

Credit Risk

Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases, investment securities and derivative instruments. Atlantic Capital’s independent loan review function conducts risk reviews and analyses of loans to help assure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by industry, collateral type and product. Atlantic Capital strives to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan losses that are inherent in the loan portfolio.

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

Table 18 provides the impact on net interest income resulting from various interest rate shock scenarios as of December 31, 2019 and 2018.

Table 18 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	December 31, 2019	December 31, 2018
‑200	(17.56)%	(19.60)%
‑100	(9.88)	(7.17)
+100	9.83	6.92
+200	19.24	13.52
+300	28.28	20.06

Increases in year-end deposits that led to temporarily high cash balances at December 31, 2019 contributed to the increase in asset sensitivity compared to December 31, 2018.

Atlantic Capital also utilizes the market value of equity (MVE) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital. Table 19 presents the MVE profile as of December 31, 2019 and December 31, 2018.

Table 19 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	December 31, 2019	December 31, 2018
‑200	(6.13)%	(9.44)%
‑100	(3.73)	(3.73)
+100	2.58	1.44
+200	1.71	1.68
+300	0.68	1.41

Atlantic Capital may utilize interest rate swaps, floors, collars or other derivative financial instruments in an attempt to manage Atlantic Capital’s overall sensitivity to changes in interest rates.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Capital Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Capital Bancshares, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia

March 16, 2020

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2019	2018
ASSETS
Cash and due from banks	$45,249	$42,895
Interest-bearing deposits in banks	421,079	216,040
Other short-term investments	—	9,457
Cash and cash equivalents	466,328	268,392
Investment securities available for sale	282,461	402,486
Investment securities held to maturity (fair value $115,291 and $0 at December 31, 2019 and 2018, respectively)	116,972	—
Other investments	27,556	29,236
Loans held for sale	370	5,889
Loans held for sale - discontinued operations(1)	—	373,030
Loans held for investment	1,873,524	1,728,073
Less: Allowance for loan losses	(18,535)	(17,851)
Loans held for investment, net	1,854,989	1,710,222
Premises held for sale - discontinued operations(1)	—	7,722
Premises and equipment, net	22,536	9,779
Bank owned life insurance	66,421	65,149
Goodwill - discontinued operations(1)	—	4,555
Goodwill - continuing operations(1)	19,925	17,135
Other intangibles, net	3,027	4,388
Other real estate owned	278	874
Other assets	49,516	56,583
Total assets	$2,910,379	$2,955,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$824,646	$602,252
Interest-bearing checking	373,727	252,490
Savings	1,219	725
Money market	1,173,218	987,183
Time	44,389	10,623
Brokered deposits	81,847	99,241
Deposits to be assumed - discontinued operations(1)	—	585,429
Total deposits	2,499,046	2,537,943
Securities sold under agreements to repurchase - discontinued operations(1)	—	6,220
Long-term debt	49,873	49,704
Other liabilities	34,965	37,920
Total liabilities	2,583,884	2,631,787
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value - 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, no par value - 100,000,000 shares authorized; 21,751,026 and 25,290,419 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	230,265	291,771
Retained earnings	91,669	42,187
Accumulated other comprehensive income (loss)	4,561	(10,305)
Total shareholders’ equity	326,495	323,653
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,910,379	$2,955,440

(1)	Assets and liabilities related to the sale of Tennessee and northwest Georgia banking operations were classified as held for sale as of December 31, 2018.

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31,

(in thousands, except per share data)	2019	2018	2017
INTEREST INCOME
Loans, including fees	$93,022	$80,110	$64,436
Investment securities	9,559	10,912	9,181
Interest and dividends on other interest-earning assets	3,266	3,738	2,201
Total interest income	105,847	94,760	75,818
INTEREST EXPENSE
Interest on deposits	20,392	12,506	7,934
Interest on Federal Home Loan Bank advances	817	2,399	1,536
Interest on federal funds purchased and securities sold under agreements to repurchase	479	304	222
Interest on long-term debt	3,295	3,304	3,294
Total interest expense	24,983	18,513	12,986
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	80,864	76,247	62,832
Provision for loan losses	2,712	1,946	3,218
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	78,152	74,301	59,614
NONINTEREST INCOME
Service charges	3,587	3,215	2,734
Gain (loss) on sales of securities	907	(1,855)	(63)
Gain (loss) on sales of other assets	127	(154)	742
Trust income	—	1,025	1,814
Derivatives (loss) income	(322)	308	156
Bank owned life insurance	1,546	1,506	1,530
SBA lending activities	4,178	3,606	4,129
Gain on sale of trust business	—	1,681	—
Other noninterest income	702	715	1,137
Total noninterest income	10,725	10,047	12,179
NONINTEREST EXPENSE
Salaries and employee benefits	34,537	31,766	33,130
Occupancy	2,888	2,972	2,516
Equipment and software	3,103	2,817	2,341
Professional services	2,908	3,511	4,591
Postage, printing and supplies	137	166	244
Communications and data processing	3,199	2,676	2,625
Marketing and business development	845	710	798
FDIC premiums	217	562	697
Merger and conversion costs	—	—	304
Other noninterest expense	5,274	4,811	5,588
Total noninterest expense	53,108	49,991	52,834
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	35,769	34,357	18,959
Provision for income taxes	7,611	6,307	23,715
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	28,158	28,050	(4,756)
DISCONTINUED OPERATIONS
Income from discontinued operations	$28,690	$643	$1,689
Provision for income taxes	6,993	161	659
Net income from discontinued operations	21,697	482	1,030
NET INCOME (LOSS)	$49,855	$28,532	$(3,726)

Net income (loss) per common share ‑ basic
Net income (loss) per common share - continuing operations	$1.21	$1.08	$(0.19)
Net income per common share - discontinued operations	0.93	0.02	0.04
Net income (loss) per Common Share ‑ basic	$2.14	$1.10	$(0.15)
Net income (loss) per common share ‑ diluted
Net income (loss) per common share - continuing operations	$1.20	$1.07	$(0.19)
Net income per common share - discontinued operations	0.92	0.02	0.04
Net income (loss) per common share ‑ diluted	$2.12	$1.09	$(0.15)

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Net income	$49,855	$28,532	$(3,726)
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $3,974, ($2,018), and $1,491, respectively	11,914	(6,052)	2,385
Reclassification adjustment for losses (gains) included in net income net of tax of ($227), $464, and $70, respectively	(680)	1,391	111
Unrealized gains (losses) on available-for-sale securities, net of tax	11,234	(4,661)	2,496
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $1,211, ($313), and ($457), respectively	3,632	(941)	(730)
Changes from cash flow hedges	3,632	(941)	(730)
Other comprehensive income (loss), net of tax	14,866	(5,602)	1,766
Comprehensive income	$64,721	$22,930	$(1,960)

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2016	25,093,135	$292,747	$16,536	$(5,625)	$303,658
Comprehensive income:
Net loss	—	—	(3,726)	—	(3,726)
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	2,496	2,496
Change in unrealized gains (losses) on derivatives	—	—	—	(730)	(730)
Total comprehensive income (loss)					(1,960)
Net issuance of restricted stock	71,974	—	—	—	—
Issuance of common stock for option exercises	486,001	3,567	—	—	3,567
Issuance of common stock for long-term incentive plan	61,799	1,209	—	—	1,209
Restricted stock activity	—	810	—	—	810
Stock-based compensation	—	1,141	—	—	1,141
Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$308,425
Comprehensive (loss) income:
Net income	—	—	28,532	—	28,532
Reclassification of tax effects from AOCI	—	—	844	(844)	—
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(4,661)	(4,661)
Change in unrealized gains (losses) on derivatives	—	—	—	(941)	(941)
Total comprehensive (loss) income					22,930
Change in accounting principle - revenue recognition	—	—	1	—	1
Net issuance of restricted stock	68,730	—	—	—	—
Issuance of common stock for option exercises	292,039	4,097	—	—	4,097
Issuance of common stock for long-term incentive plan	38,841	687	—	—	687
Restricted stock activity	—	1,158	—	—	1,158
Stock-based compensation	—	242	—	—	242
Performance share compensation	—	290	—	—	290
Stock repurchases	(822,100)	(14,177)	—	—	(14,177)
Balance - December 31, 2018	25,290,419	$291,771	$42,187	$(10,305)	$323,653
Comprehensive (loss) income:
Net income	—	—	49,855	—	49,855
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	11,234	11,234
Change in unrealized gains (losses) on derivatives	—	—	—	3,632	3,632
Total comprehensive (loss) income					64,721
Change in accounting principle - leases	—	—	(373)	—	(373)
Net issuance of restricted stock	49,702	—	—	—	—
Issuance of common stock for option exercises	70,129	1,153	—	—	1,153
Issuance of common stock for long-term incentive plan	35,678	655	—	—	655
Restricted stock activity	—	908	—	—	908
Stock-based compensation	—	169	—	—	169
Performance share compensation	—	422	—	—	422
Stock repurchases	(3,694,902)	(64,813)	—	—	(64,813)
Balance - December 31, 2019	21,751,026	$230,265	$91,669	$4,561	$326,495

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$28,158	$28,050	$(4,756)
Net income from discontinued operations, net of tax	21,697	482	1,030
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,712	1,946	3,218
Depreciation, amortization, and accretion	3,361	4,671	5,287
Amortization of operating lease right-of-use assets	2,004	—	—
Amortization of restricted stock and performance share compensation	1,330	1,448	810
Stock option compensation	169	242	1,141
Deferred income tax expense (benefit)	10,381	2,226	24,241
(Gain) loss on sales of available-for-sale securities	(907)	1,855	63
(Gain) loss on disposition of premises and equipment, net	27	214	359
Net write downs and (gains) losses on sales of other real estate owned	(154)	222	(288)
Small Business Investment Company (SBIC) impairment	26	228	—
Gain on sale of tax credit	—	—	(426)
Net increase in cash value of bank owned life insurance	(1,474)	(1,482)	(1,507)
(Gain) on bank owned life insurance	(46)	—	—
Net (gains) on sale of branches	(34,475)	—	(302)
Net (gain) on sale of trust business	—	(1,681)	—
Origination of servicing assets	(1,226)	(823)	(1,022)
Proceeds from sales of SBA loans	68,748	56,620	47,135
Net (gains) on sale of SBA loans	(3,594)	(3,089)	(3,045)
Changes in operating assets and liabilities -
Net change in loans held for sale	5,519	(776)	9,374
Net change in operating lease right-of-use assets	(3,883)	—	—
Net (increase) decrease in other assets	(2,385)	6,511	(8,217)
Net decrease in accrued expenses and other liabilities	(13,410)	720	12,089
Net cash provided by operating activities	82,578	97,584	85,184
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	40,342	50,380	47,393
Maturities and calls	5,430	365	5,894
Sales	116,963	62,087	19,238
Purchases	(28,282)	(77,036)	(173,391)
Activity in securities held to maturity:
Purchases	(117,043)	—	—
Net change in loans held for investment	(212,730)	(270,097)	(52,266)
Net change in assets held for sale - discontinued operations	(11,789)	42,412	50,774
(Purchases) proceeds of Federal Home Loan Bank stock, net	(58)	1,766	2,679
(Purchases) proceeds of Federal Reserve Bank stock, net	(92)	(114)	(102)
Proceeds from bank owned life insurance benefits	248	—	—
Proceeds from sales of other real estate owned	847	496	1,403
Net cash received (paid) for branch divestiture	(166,755)	—	5,379
Proceeds from sale of premises and equipment	—	2	—
(Purchases) of premises and equipment, net	(1,155)	(7,884)	(2,112)
Net cash (used in) investing activities	(374,074)	(197,623)	(95,111)
FINANCING ACTIVITIES
Net change in deposits	546,532	87,379	289,897
Net change in liabilities to be assumed - discontinued operations	6,560	6,119	(54,248)
Proceeds from Federal Home Loan Bank advances	738,000	1,435,100	1,734,000
Repayments of Federal Home Loan Bank advances	(738,000)	(1,480,100)	(1,799,000)
Proceeds from exercise of stock options	1,153	4,096	3,567
Repurchase of common stock	(64,813)	(14,177)	—
Net cash (provided by) financing activities	489,432	38,417	174,216
NET CHANGE IN CASH AND CASH EQUIVALENTS	197,936	(61,622)	164,289
CASH AND CASH EQUIVALENTS – beginning of period	268,392	330,014	165,725
CASH AND CASH EQUIVALENTS – end of period	$466,328	$268,392	$330,014
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$26,960	$22,562	$15,212
Income taxes paid	2,190	270	898

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Certain prior period amounts have been reclassified to conform to the current year presentation. As discussed in Note 3 - Divestitures and Discontinued Operations, prior periods presented in the consolidated statements of operations as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of discontinued operations for comparative purposes. The consolidated balance sheets and related note disclosures for prior periods also reflect the reclassification of certain assets and liabilities related to discontinued operations to held for sale.

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

Investment Securities

Investment securities designated as available-for-sale are stated at fair value. Investment securities available-for-sale include securities that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized or accreted over the life of the related security as an adjustment of the yield. Realized gains and losses are included in earnings and the cost of securities sold is derived using the specific identification method. Unrealized gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of shareholders’ equity.

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

Federal Home Loan Bank Stock/Federal Reserve Bank Stock

The Company holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank (“FRB”). The Company accounts for the stock based on the industry guidance in Accounting Standard Codification 325‑942, Investments - Other, which requires the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB and FRB stock at December 31, 2019 and 2018, and believes its holdings in the stock are ultimately recoverable at par.

Discontinued Operations

Portions of the Company that were disposed of by sale, and that represented a strategic shift that had a major effect on operations and financial results, were accounted for as discontinued operations. Additional information on discontinued operations can be found in Note 3 - Divestitures and Discontinued Operations.

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

During the year ended December 31, 2015, the Company acquired loans through a business combination. Certain loans showed evidence of credit deterioration (see discussion below). A majority of the acquired loans did not show signs of credit deterioration and were accounted for under ASC 310‑20. As such, the difference between the fair value and the unpaid principal balance of loans at acquisition is accreted into interest income over the life of the loan.

In the third quarter of 2012, the Bank entered into a sub-participation agreement with a commercial bank (the participating bank), whereby pursuant to the sub-participation agreement, the Bank purchases participation interests in single-family mortgage loans from the participating bank that has purchased ownership interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the sales close, the originators and the participating bank deliver the loans to the investors. Typically, the participating bank purchases up to an aggregate of a 99% ownership interest with the originators retaining the remaining 1% interest. The Bank typically purchases a 40% or less interest in the mortgage warehouse loans from the participating bank. These loans are held for short periods, usually less than 30 days. These mortgage warehouse loans are classified as held for investment as of December 31, 2019, and 2018.

Loans Held for Sale

The Company had loans held-for-sale related to branch divestitures and also, at times, will have loans held for sale in connection with the SBA department. Loans held-for-sale are carried at lower of cost or market on an individual loan basis. Held-for-investment loans that have been transferred to held-for-sale are carried at lower of cost or fair value. Fair value is determined from observable current market prices. The credit component of any charge-off upon transfer to held-for-sale is reflected in the allowance for loan losses.

Purchased Loans With Evidence of Credit Deterioration

During the year ended December 31, 2015, Atlantic Capital purchased loans through a business combination transaction. Some of those purchased loans showed evidence of credit deterioration since origination and are accounted for pursuant to ASC 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These purchased credit impaired (“PCI”) loans are recorded at their estimated fair value at date of purchase.

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

As of December 31, 2018, PCI loans were reclassified to held for sale and subsequently sold in the Branch Sale.

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

The Company determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and are discounted using the Company’s FHLB borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract. Leases with original terms of less than 12 months are not capitalized.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

The lease term includes options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis and adjustments are made to the right-of-use asset and lease liability if the Company is reasonably certain that an option will be exercised and will be expensed on a straight-line basis. Right-of-use assets and lease liabilities arising from operating leases are included within premises and equipment, net and other liabilities, respectively, on the Consolidated Balance Sheets. See Note 7 – Premises and Equipment for additional information on leases.

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

Atlantic Capital files its income tax returns on a consolidated basis. For additional information, see, Note 14 - Income Taxes.

Stock-Based Compensation

Atlantic Capital sponsors a stock-based compensation plan, which is described more fully in Note 15 - Employee and Director Benefit Plans. Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation expense for performance share awards are based on the fair value of Atlantic Capital’s stock at the grant date adjusted for market conditions, as well as the subsequent achievement of performance conditions. The total cost of the Company’s stock-based awards is recognized as expense on a straight-line basis over the vesting periods of the awards.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding during each period, plus common share equivalents calculated for stock options outstanding using the treasury stock method. When a net loss is recognized for the period, diluted earnings per share is calculated in the same manner as basic earnings per share.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Fair Value

Certain assets and liabilities are measured at fair value on a recurring basis. Examples of these include available-for-sale securities and derivative instruments. Fair value is used on a nonrecurring basis when assets are evaluated for impairment; the basis for accounting is lower of cost or market or fair value for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. For additional information, see Note 18 - Fair Value Measurements.

Derivative Financial Instruments

The Company follows the guidance under ASC 815, Derivatives and Hedging, and records all derivatives on the Consolidated Balance Sheets at fair value. For derivatives designated as qualifying cash flow hedging relationships, the change in fair value of the effective portion is accounted for in other comprehensive income. For all other derivatives not designated as qualifying hedging relationships, changes in market value are recognized directly into earnings. For additional information, see Note 16 - Derivatives and Hedging.

Branch Assets Held for Sale and Liabilities to be Assumed

On April 5, 2019, Atlantic Capital completed the sale of all 14 of its bank branches located in Tennessee and northwest Georgia, including its mortgage banking business, to FirstBank (the “Branch Sale”). These branches were acquired from First Security and consisted of loans, premises and deposits that were considered to be held for sale as of December 31, 2018. They were carried at the lower of cost or fair value.

Going Concern Assessment

In August 2014, the FASB issued ASU 2014‑15, “Presentation of Financial Statements - Going Concern (Subtopic 205‑40 - Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern.”  This guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. No conditions or events, considered in the aggregate, raise substantial doubt about Atlantic Capital’s ability to continue as a going concern within one year after the date that the 2019 financial statements are issued or available to be issued.

NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, “Leases.” Under the new guidance, leases classified as operating leases under previous GAAP must be recorded on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU No. 2018‑10, “Codification Improvements to Topic 842, Leases and ASU No. 2018‑11, Leases (Topic 842): Targeted Improvements.”  ASU No. 2018‑10 provides improvements related to ASU No. 2016‑02 to increase stakeholders’ awareness of the amendments and to expedite the improvements. The amendments affect narrow aspects of the guidance issued in ASU No. 2016‑02. ASU No. 2018‑11 allows entities adopting ASU No. 2016‑02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. By electing the transition option provided in ASU No. 2018-11, the Company applied the modified retrospective approach on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The amendments in these updates became effective for the Company on January 1, 2019. The impact of adoption was recording a lease liability of approximately $18.9 million in other liabilities, an ROU asset of approximately $14.5 million in premises and equipment, and a cumulative effect adjustment to retained earnings, net of tax, of approximately $373,000 on the Consolidated Balance Sheets.

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

In January 2017, the FASB issued  ASU 2017‑04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,”  which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017‑04 must be applied prospectively and was effective for the Company on January 1, 2020. Early adoption is permitted. Atlantic Capital does not expect the new guidance to have a material impact on its financial condition or results of operations.

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016‑13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016‑13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016‑13 was effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company implemented a software package that is being utilized to estimate credit losses under CECL and performed model validation procedures.  The Company is currently finalizing its implementation of internal controls and processes and will finalize the adoption during the first quarter of 2020.

NOTE 3 – DIVESTITURES AND DISCONTINUED OPERATIONS

Discontinued Operations

On April 5, 2019, the Bank completed the Branch Sale. FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans. FirstBank paid a deposit premium equal to 6.25% of the balance of assumed deposits less a discount of 0.68% of purchased loans.

The income and expenses related to these branches for the years ended December 31, 2019, 2018, and 2017 are included in discontinued operations and prior period financial information has been retrospectively adjusted for the impact of discontinued operations.

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

The following table presents results of the discontinued operations for the years ended December 31, 2019, 2018, and 2017:

Components of Net Income from Discontinued Operations

	For the year ended December 31,
(in thousands)	2019	2018	2017
Net interest income	$3,086	$14,140	$18,310
Provision for loan losses	—	(3,097)	—
Net interest income after provision for loan losses	3,086	17,237	18,310
Service charges	527	1,922	2,342
Mortgage income	288	1,302	1,255
Gain on sale of branches	34,475	—	302
Other (loss) income	(1)	123	111
Total noninterest income	35,289	3,347	4,010
Salaries and employee benefits	2,757	11,714	12,245
Occupancy	410	2,016	2,073
Equipment and software	131	779	1,108
Amortization of intangibles	247	1,229	1,653
Communications and data processing	586	1,529	1,524
Divestiture expense	5,095	825	—
Other noninterest expense	459	1,849	2,028
Total noninterest expense	9,685	19,941	20,631
Net income before provision for income taxes	28,690	643	1,689
Provision for income taxes	6,993	161	659
Net income from discontinued operations	$21,697	$482	$1,030

Assets sold to and liabilities assumed by FirstBank include substantially all assets and liabilities associated with the branches sold in the Branch Sale, and were classified as held for sale on the consolidated balance sheets as of December 31, 2018. Prior year balances have been adjusted to conform with current presentation.

The following table summarizes the major categories of assets and liabilities classified as held for sale and intangibles related to discontinued operations in the consolidated balance sheet as of December 31, 2018:

Assets and Liabilities from Discontinued Operations

(in thousands)	December 31, 2018
Cash	$4,234
Loans held for sale - discontinued operations	373,030
Premises held for sale - discontinued operations	7,722
Goodwill - discontinued operations	4,555
Core deposit intangible	1,405
Total assets	$390,946

Deposits to be assumed - discontinued operations	$585,429
Securities sold under agreements to repurchase - discontinued operations	6,220
Total liabilities	$591,649
Net liabilities	$(200,703)

NOTE 4 – BALANCE SHEET OFFSETTING

Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. The Company enters into repurchase agreements for short-term financing needs.

The following table presents a summary of amounts outstanding under repurchase agreements, reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of December 31, 2019 and 2018. While these agreements are typically over-collateralized, U.S. GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
(in thousands)	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2019	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$8,856	$—	$8,856	$—	$—	$8,856
Total	$8,856	$—	$8,856	$—	$—	$8,856

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$5,647	$—	$5,647	$(5,647)	$—	$—
Total	$5,647	$—	$5,647	$(5,647)	$—	$—

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2018	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Reverse repurchase agreements	$9,457	$—	$9,457	$(9,457)	$—	$—
Derivatives	1,961	—	1,961	—	—	1,961
Total	$11,418	$—	$11,418	$(9,457)	$—	$1,961

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Repurchase agreements - discontinued operations	$6,220	$—	$6,220	$(6,220)	$—	$—
Derivatives	4,027	—	4,027	(4,027)	—	—
Total	$10,247	$—	$10,247	$(10,247)	$—	$—

NOTE 5 – SECURITIES

The following table presents the amortized cost, unrealized gains and losses, and fair value of securities available-for-sale and held-to-maturity at December 31, 2019 and December 31, 2018.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2019
Available-For-Sale
U.S. states and political divisions	$81,865	$863	$(243)	$82,485
Trust preferred securities	4,808	—	(120)	4,688
Corporate debt securities	19,557	363	—	19,920
Residential mortgage-backed securities	173,047	2,797	(476)	175,368
Total available-for-sale	279,277	4,023	(839)	282,461

Held-to-Maturity
U.S. states and political divisions	116,972	104	(1,785)	115,291
Total held-to-maturity	116,972	104	(1,785)	115,291
Total securities	$396,249	$4,127	$(2,624)	$397,752

December 31, 2018
Available-For-Sale
U.S. Government agencies	$27,259	$24	$(434)	$26,849
U.S. states and political divisions	91,864	40	(7,070)	84,834
Trust preferred securities	4,781	—	(381)	4,400
Corporate debt securities	12,855	—	(492)	12,363
Residential mortgage-backed securities	277,524	2,726	(6,210)	274,040
Total securities	$414,283	$2,790	$(14,587)	$402,486

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Within 1 year	$6,044	$6,136	$—	$—
Over 1 year through 5 years	4,027	4,078	—	—
5 years to 10 years	34,804	35,152	—	—
Over 10 years	61,355	61,727	116,972	115,291
	106,230	107,093	116,972	115,291
Residential mortgage-backed securities	173,047	175,368	—	—
Total	$279,277	$282,461	$116,972	$115,291

The following table summarizes available-for-sale securities and held-to-maturity securities in an unrealized loss position as of December 31, 2019 and  December 31, 2018.

	Less than 12 months		12 months or greater		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale
U.S. states and political divisions	$20,019	$(190)	$4,090	$(53)	$24,109	$(243)
Trust preferred securities	—	—	4,687	(120)	4,687	(120)
Corporate debt securities	—	—	—	—	—	—
Residential mortgage-backed securities	10,751	(78)	30,292	(398)	41,043	(476)
Total available-for-sale	30,770	(268)	39,069	(571)	69,839	(839)
Held-to-Maturity
U.S. states and political divisions	96,854	(1,785)	—	—	96,854	(1,785)
Total held-to-maturity	96,854	(1,785)	—	—	96,854	(1,785)
Total securities	$127,624	$(2,053)	$39,069	$(571)	$166,693	$(2,624)

December 31, 2018
Available-for-Sale
U.S. Government agencies	$1,487	$(19)	$21,849	$(415)	$23,336	$(434)
U.S. states and political divisions	2,351	(54)	75,234	(7,016)	77,585	(7,070)
Trust preferred securities	—	—	4,400	(381)	4,400	(381)
Corporate debt securities	6,009	(60)	6,354	(432)	12,363	(492)
Residential mortgage-backed securities	30,938	(152)	196,745	(6,058)	227,683	(6,210)
Total securities	$40,785	$(285)	$304,582	$(14,302)	$345,367	$(14,587)

At December 31, 2019, there were 77 available-for-sale securities and 35 held-to-maturity securities that were in an unrealized loss position. At December 31, 2018, there were 271 securities in an unrealized loss position, and all were classified as available-for-sale. Atlantic Capital does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at December 31, 2019 and December 31, 2018 were attributable to changes in market interest rates.

Management evaluates securities for other-than-temporary impairment on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the year ended December 31, 2019 or 2018.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in thousands)
Proceeds from sales	$116,963	$62,087
Gross realized gains	$1,675	$—
Gross realized losses	(768)	(1,855)
Net gains (losses) on sales of securities	$907	$(1,855)

Investment securities with a carrying value of $32.3 million and $65.3 million were pledged to secure public funds and other borrowings at December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019 and December 31, 2018, Atlantic Capital had investments with a carrying value of $4.7 million and $4.4 million, respectively, in Small Business Investment Companies (“SBICs”) where Atlantic Capital is a limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the years ended December 31, 2019 and 2018, the Company recorded impairments in the amounts of $26,000 and $228,000, respectively, on these SBICs. The impairment resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of December 31, 2019 and December 31, 2018, is summarized below.

	December 31, 2019	December 31, 2018
	(in thousands)
Loans held for sale
Loans held for sale - discontinued operations	$—	$373,030
Loans held for sale - continuing operations	370	5,889
Total loans held for sale	$370	$378,919

Loans held for investment
Commercial loans:
Commercial and industrial	$705,115	$645,374
Commercial real estate	916,328	794,828
Construction and land	127,540	156,232
Mortgage warehouse participations	13,941	27,967
Total commercial loans	1,762,924	1,624,401
Residential:
Residential mortgages	31,315	32,800
Home equity	25,002	22,822
Total residential loans	56,317	55,622
Consumer	37,765	25,851
Other	19,552	24,712
Total loans	1,876,558	1,730,586
Less net deferred fees and other unearned income	(3,034)	(2,513)
Less allowance for loan losses	(18,535)	(17,851)
Loans held for investment, net	$1,854,989	$1,710,222

At December 31, 2019 and December 31, 2018, loans with a carrying value of $729.6 million and $752.7 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.

At December 31, 2018, PCI loans were designated as held for sale for the Branch Sale that occurred in the second quarter of 2019. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310‑30.

Year Ended
December 31, 2018

Balance at beginning of period	$2,316
Accretion	(970)
Reclassification of nonaccretable discount due to change in expected cash flows	444
Other changes, net	(1,790)
Balance at end of period	$—

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310‑30 are also accreted to interest income over the life of the loans. At December 31, 2019, the unamortized balance of fair value discount on loans acquired through a business combination and not accounted for under ASC 310‑30 was $279,000 compared to $3.6 million at December 31, 2018.

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

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2019 and 2018.

	2019				2018
Year Ended December 31,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$17,322	$292	$237	$17,851	$18,267	$802	$275	$19,344
Provision for loan losses	2,910	(153)	(45)	2,712	1,613	374	(41)	1,946
Provision for loan losses - discontinued operations	—	—	—	—	(2,429)	(653)	(15)	(3,097)
Loans charged-off	(2,069)	(9)	(39)	(2,117)	(176)	(235)	(16)	(427)
Recoveries	40	15	34	89	47	4	34	85
Total ending allowance balance	$18,203	$145	$187	$18,535	$17,322	$292	$237	$17,851

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

PCI Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Loans accounted for under ASC 310‑30 were not classified as nonaccrual, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows (accretable yield), was recognized on all acquired loans accounted for under ASC 310‑30.

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method is presented in the following table as of December 31, 2019 and December 31, 2018.

December 31, 2019	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,010	$—	$—	$1,010
Collectively evaluated for impairment	17,193	145	187	17,525
Total ending allowance balance	$18,203	$145	$187	$18,535

Loans:
Loans individually evaluated for impairment	$22,091	$726	$—	$22,817
Loans collectively evaluated for impairment	1,740,833	55,591	57,317	1,853,741
Total ending loans held for investment balance	$1,762,924	$56,317	$57,317	$1,876,558

December 31, 2018	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$317	$—	$—	$317
Collectively evaluated for impairment	17,005	292	237	17,534
Total ending allowance balance	$17,322	$292	$237	$17,851

Loans:
Loans individually evaluated for impairment	$10,273	$161	$—	$10,434
Loans collectively evaluated for impairment	1,614,128	55,461	50,563	1,720,152
Total ending loans balance	$1,624,401	$55,622	$50,563	$1,730,586

The following table presents information on Atlantic Capital’s impaired loans for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019					2018
				Average Balance	Interest Income				Average Balance	Interest Income
	Unpaid			of Recorded	Recognized	Unpaid			of Recorded	Recognized
	Principal	Recorded	Related	Investment While	During	Principal	Recorded	Related	Investment While	During
	Balance	Investment	Allowance	Impaired	Impairment	Balance	Investment	Allowance	Impaired	Impairment
	(in thousands)
Impaired loans with no related allowance recorded:
Commercial and industrial	$6,920	6,082	$—	$6,270	$161	$4,346	$4,346	$—	$4,529	$230
Commercial real estate	5,005	4,794	—	4,819	226	1,828	1,665	—	1,691	—
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	72	26	—	26	—	207	161	—	173	—
Home equity	700	700	—	700	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$12,697	$11,602	$—	$11,815	$387	$6,381	$6,172	$—	$6,393	$230
Impaired loans with an allowance recorded:
Commercial and industrial	$3,350	3,350	$886	$3,370	$27	$395	$395	$124	$395	$—
Commercial real estate	7,865	7,865	124	7,865	254	3,867	3,867	193	4,242	69
Construction and land	—	—	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$11,215	$11,215	$1,010	$11,235	$281	$4,262	$4,262	$317	$4,637	$69
Total impaired loans	$23,912	$22,817	$1,010	$23,050	$668	$10,643	$10,434	$317	$11,030	$299

Atlantic Capital evaluates loans in accordance with ASC 310‑40, Troubled Debt Restructurings by Creditors. TDRs are loans in which Atlantic Capital has modified the terms and granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses.

As of December 31, 2019 and 2018, the Company had a recorded investment in TDRs of $13.2 million and $8.2 million, respectively. The Company had commitments to lend additional funds of $4,000 and $28,000 on loans modified as TDRs, as of December 31, 2019 and December 31, 2018, respectively. During the years ended December 31, 2019 and 2018, the Company granted restructurings, which included modifications such as payment deferrals and interest-only forbearance.

Loans, by portfolio class, modified as TDRs during the years ended December 31, 2019 and 2018, are as follows.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Loans	Recorded Investment	Recorded Investment
		(in thousands)
Year Ended December 31, 2019
Commercial and industrial	9	$4,699	$4,699
Commercial real estate	4	8,471	8,471
Total	13	$13,170	$13,170

Year Ended December 31, 2018
Commercial real estate	1	4,617	4,617
Total	1	$4,617	$4,617

The Company did not forgive any principal or give any interest rate reductions on TDRs during the years ended December 31, 2019 and 2018, and there were no subsequent defaults of previously identified TDRs.

The Bank conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. The following is a summary of activity with respect to related-party loans in 2019 and 2018.

	2019	2018
	(in thousands)
Balance at January 1,	$—	$1,885
Additions	6	4,362
Repayments	(6)	(6,247)
Balance at December 31,	$—	$—

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

As of December 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows. (Total loans includes loans held for sale - discontinued operations as of December 31, 2018.)

		Special	Substandard	Substandard	Doubtful
	Pass	Mention	Accruing	Nonaccruing	Nonaccruing	Total
	(in thousands)
December 31, 2019
Commercial and industrial	$648,895	$40,179	$10,051	$5,990	$—	$705,115
Commercial real estate	891,078	5,483	19,504	263	—	916,328
Construction and land	127,540	—	—	—	—	127,540
Residential mortgages	30,941	—	119	151	104	31,315
Home equity	24,302	—	—	700	—	25,002
Mortgage warehouse	13,941	—	—	—	—	13,941
Consumer/Other	56,336	500	481	—	—	57,317
Total loans	$1,793,033	$46,162	$30,155	$7,104	$104	$1,876,558

		Special	Substandard	Substandard	Doubtful
	Pass	Mention	Accruing	Nonaccruing	Nonaccruing	Total
	(in thousands)
December 31, 2018
Commercial and industrial	$671,992	$6,802	$22,777	$832	$—	$702,403
Commercial real estate	946,612	4,754	14,914	126	1,647	968,053
Construction and land	169,687	40	25	—	—	169,752
Residential mortgages	118,265	1,119	1,441	1,138	281	122,244
Home equity	54,707	92	294	499	—	55,592
Mortgage warehouse	22,192	5,775	—	—	—	27,967
Consumer/Other	57,268	66	97	174	—	57,605
Total loans	$2,040,723	$18,648	$39,548	$2,769	$1,928	$2,103,616

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 and December 31, 2018 by class of loans.

	As of December 31, 2019
		Accruing 30‑89	Accruing
	Accruing	Days	90+ Days
	Current	Past Due	Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$695,026	$4,099	$—	$5,990	$705,115
Commercial real estate	914,787	1,194	85	262	916,328
Construction and land	127,540	—	—	—	127,540
Residential mortgages	30,352	707	—	256	31,315
Home equity	24,302	—	—	700	25,002
Mortgage warehouse	13,941	—	—	—	13,941
Consumer	57,181	136	—	—	57,317
Total Loans	$1,863,129	$6,136	$85	$7,208	$1,876,558

	As of December 31, 2018
		Accruing 30‑89	Accruing
	Accruing	Days	90+ Days
	Current	Past Due	Past Due	Nonaccruing	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$692,308	$8,785	$478	$832	$702,403
Commercial real estate	963,579	2,701	—	1,773	968,053
Construction and land	169,752	—	—	—	169,752
Residential mortgages	119,932	893	—	1,419	122,244
Home equity	54,714	379	—	499	55,592
Mortgage warehouse	27,967	—	—	—	27,967
Consumer	57,371	59	1	174	57,605
Total Loans	$2,085,623	$12,817	$479	$4,697	$2,103,616

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	As of December 31,
	2019	2018
	(in thousands)
Land and improvements	$—	$1,902
Buildings and improvements	—	7,402
Leasehold improvements	9,040	7,745
Equipment, furniture and software	11,636	13,339
Right of use asset - leases	11,940	—
Projects in process	147	—
Premises and equipment-gross	32,763	30,388
Accumulated depreciation	(10,227)	(12,887)
Premises and equipment-net	$22,536	$17,501

Depreciation expense was $1.8 million, $1.9 million, and $1.6 million in 2019, 2018, and 2017, respectively.

There were no premises and equipment held for sale for discontinued operations as of December 31, 2019. Premises and equipment held for sale for discontinued operations as of December 31, 2018 totaled $7.7 million. This balance represents premises and equipment related to the Branch Sale that closed on April 5, 2019.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the Consolidated Statements of Operations.

The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of December 31, 2019, operating lease ROU assets and liabilities were $11.9 million and $16.9 million, respectively. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets. Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component.

Rent expense for the years ended December 31, 2019, 2018, and 2017 was $2.3 million, $3.1 million, and $2.7 million, respectively, which were included in occupancy expense in the Consolidated Statements of Operations.

The table below summarizes the Company’s net lease cost:

Year Ended
December 31, 2019

Operating lease cost	$2,274
Short-term lease cost	44
Sublease income	(252)
Net lease cost	$2,066

The tables below summarize other information related to the Company’s operating leases:

Year Ended
December 31, 2019

Operating cash paid for amounts included in the measurement of lease liabilities	$1,944
Right-of-use assets obtained in exchange for new finance lease liabilities	17,807

December 31, 2019
Weighted-average remaining lease term - operating leases	9.0

Weighted-average discount rate - operating leases	3.1%

The table below summarizes the maturity of remaining lease liabilities:

December 31, 2019
(in thousands)
Year Ended:
December 31, 2020	$2,062
December 31, 2021	2,176
December 31, 2022	2,418
December 31, 2023	2,025
December 31, 2024	1,937
Thereafter	9,437
Total future minimum lease payments	20,055
Less: Interest	(3,190)
Present value of net future minimum lease payments	$16,865

On April 5, 2019, Atlantic Capital completed the Branch Sale.  Eight of these properties were owned by Atlantic Capital and nine were leased. The Company’s ROU asset and lease liability were reduced during the second quarter of 2019 by $3.6 million and $4.1 million, respectively, as a result of this divestiture.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill and other intangible assets is summarized below:

	December 31,	December 31,
	2019	2018
	(in thousands)
Core deposit intangible	$9,544	$9,544
Less: accumulated amortization	(6,100)	(5,853)
Less: impairment to-date related to divested branches	(3,444)	(2,286)
Core deposit intangible, net - discontinued operations	—	1,405
Servicing assets, net	3,027	2,983
Total intangibles subject to amortization, net	3,027	4,388
Goodwill - discontinued operations	—	4,555
Goodwill - continuing operations	19,925	17,135
Total goodwill and other intangible assets, net	$22,952	$26,078

The Company conducted its annual impairment testing as of October 1, 2019, utilizing a qualitative assessment. Based on these assessments, management concluded that the 2019 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill). Therefore, a step one quantitative analysis was not required.

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

Based on a relative fair value analysis performed through the date of the Branch Sale, goodwill impairment in the amount of $1.8 million related to the Branch Sale was recorded during the second quarter of 2019. Additionally, goodwill impairment in the amount of $69,000 related to the sale of the trust business was recorded during the second quarter of 2018. The following table presents activity for goodwill and other intangible assets:

	Goodwill	Core Deposit Intangible	Total
	(in thousands)
Balance at December 31, 2017	$21,759	$2,634	$24,393
Amortization	—	(1,229)	(1,229)
Impairment, due to trust business sale	(69)	—	(69)
Balance at December 31, 2018	21,690	1,405	23,095
Amortization	—	(247)	(247)
Impairment, due to Branch Sale	(1,765)	(1,158)	(2,923)
Balance at December 31, 2019	$19,925	$—	$19,925

Atlantic Capital recognized amortization expense on its core deposit intangible of $247,000,  $1.2 million, and $1.7 million for the years ended December 31, 2019, 2018, and 2017, respectively, which was included in noninterest expense. The Company recorded impairment due to the Branch Sale totaling $1.2 million during 2019. There were no events or circumstances that led management to believe that any impairment existed at December 31, 2019 in Atlantic Capital’s other intangible assets.

NOTE 9 – SERVICING RIGHTS

SBA Servicing Rights

SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the balance of SBA loans sold and serviced by Atlantic Capital totaled $185.5 million and $161.51 million, respectively.

Changes in the balance of SBA servicing assets for the years ended December 31, 2019 and 2018 are presented in the following table.

	Year ended December 31,
SBA Loan Servicing Assets	2019	2018
	(in thousands)
Beginning carrying value, net	$2,539	$2,635
Additions	1,226	823
Amortization	(1,034)	(919)
Ending carrying value	$2,731	$2,539

At December 31, 2019 and 2018, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	December 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value of retained servicing assets	$2,842	$2,630
Weighted average life	3.77 years	4.83 years
Prepayment speed:	14.87%	11.92%
Decline in fair value due to a 10% adverse change	$(150)	$(131)
Decline in fair value due to a 20% adverse change	$(254)	$(223)
Weighted average discount rate	13.66%	14.42%
Decline in fair value due to a 100 bps adverse change	$(98)	$(101)
Decline in fair value due to a 200 bps adverse change	$(156)	$(165)

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

TriNet Servicing Rights

TriNet servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for TriNet servicing rights using the amortization method and they are included in other intangibles, net.

Changes in the balance of TriNet servicing assets for the years ended December 31, 2019 and 2018 are presented in the following table.

	Year Ended December 31,
TriNet Servicing Assets	2019	2018
	(in thousands)
Beginning carrying value, net	$444	$605
Additions	—	—
Amortization	(148)	(161)
Ending carrying value	$296	$444

At December 31, 2019 and 2018, the sensitivity of the fair value of the TriNet servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	December 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value of retained servicing assets	$414	$515
Weighted average life	5.58 years	6.48 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(5)	$(7)
Decline in fair value due to a 20% adverse change	$(10)	$(14)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(9)	$(13)
Decline in fair value due to a 200 bps adverse change	$(18)	$(25)

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

NOTE 10 – DEPOSITS

	December 31, 2019	December 31, 2018
	(in thousands)
Non-interest bearing demand deposits	$824,646	$602,252
Interest-bearing demand deposits	373,727	252,490
Savings and money market deposits	1,174,437	987,908
Time deposits less than $250,000	37,680	3,630
Time deposits $250,000 or greater	6,709	6,993
Brokered deposits	81,847	99,241
Total deposits - continuing operations	$2,499,046	$1,952,514

Deposits to be assumed - discontinued operations	$—	$585,429

Time deposits less than $250,000 at December 31, 2019 increased compared to December 31, 2018 due to the Company’s growth in its fintech partnership with a financial technology firm that offers CD-secured loans to its customers in order to build credit and/or improve their credit score.

Brokered certificate of deposits issued in denominations of $100,000 or more are participated out by the deposit brokers in shares of $100,000 or less.

Overdrawn deposits accounts reclassified as loans were $383,000 and $1.3 million at December 31, 2019 and 2018, respectively. There were $32.3 million and $65.3 million in investment securities pledged to secure public deposits and other secured borrowings as of December 31, 2019 and 2018, respectively.

Deposits of certain officers, directors, and their associates totaled $9.2 million and $8.4 million as of December 31, 2019 and 2018, respectively.

The scheduled maturities of time and brokered deposits as of December 31, 2019 are as follows:

	Time	Brokered
	(in thousands)
2020	$38,446	$79,276
2021	5,005	2,571
2022	866	—
2023	—	—
2024	44	—
Thereafter	28	—
Total	$44,389	$81,847

NOTE 11 – OTHER BORROWINGS AND LONG TERM DEBT

As of December 31, 2019 and December 31, 2018, Atlantic Capital had no Federal Home Loan Bank borrowings outstanding.

Interest expense for FHLB borrowings for the years ended December 31, 2019, 2018, and 2017 was $817,000, $2.4 million, and $1.5 million, respectively.

At December 31, 2019, the Company had available line of credit commitments with the FHLB totaling $723.3 million, with no outstanding FHLB advances. However, based on actual collateral pledged, $155.8. million was available. At December 31, 2019, the Company had an available line of credit based on the collateral available of $410.9 million with the Federal Reserve Bank of Atlanta. Interest expense on federal funds purchased for the years ended December 31, 2019, 2018, and 2017 totaled $479,000,  $303,000, and $222,000, respectively.

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

Subordinated debt is summarized as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	127	296
Subordinated debt, net	$49,873	$49,704

All subordinated debt outstanding at December 31, 2019 matures after more than five years.

NOTE 12 – OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives. The following tables present a summary of the changes in accumulated other comprehensive (loss) income balances for the applicable periods.

	For the Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
		Income			Income			Income
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in thousands)
Accumulated other comprehensive (loss) income beginning of period	$(13,743)	3,438	$(10,305)	$(6,274)	$2,415	$(3,859)	$(9,144)	$3,519	$(5,625)
Reclassification of tax effects from AOCI	—	—	—	—	(844)	(844)	—	—	—
Unrealized net (losses) gains on investment securities available-for-sale	15,888	(3,974)	11,914	(8,070)	2,018	(6,052)	3,876	(1,491)	2,385
Reclassification adjustment for net realized (gains)/losses on investment securities available-for-sale	(907)	227	(680)	1,855	(464)	1,391	181	(70)	111
Unrealized net (losses) gains on derivatives	4,843	(1,211)	3,632	(1,254)	313	(941)	(1,187)	457	(730)
Accumulated other comprehensive (loss) income end of period	$6,081	$(1,520)	$4,561	$(13,743)	$3,438	$(10,305)	$(6,274)	$2,415	$(3,859)

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

The following table represents the earnings per share calculations from continuing operations and discontinued operations for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share amounts)
Net income (loss) from continuing operations	$28,158	$28,050	$(4,756)
Net income from discontinued operations	21,697	482	1,030
Net income (loss) available to common shareholders	$49,855	$28,532	$(3,726)

Weighted average shares outstanding
Basic (1)	23,315,562	25,947,038	25,592,731
Effect of dilutive securities:
Stock options and performance share awards	162,439	164,717	229,354
Diluted	23,478,001	26,111,755	25,822,085

Net income (loss) per common share - basic
Net income (loss) per common share - continuing operations	$1.21	$1.08	$(0.19)
Net income per common share - discontinued operations	0.93	0.02	0.04
Net income (loss) per common share - basic	$2.14	$1.10	$(0.15)
Net income (loss) per common share - diluted
Net income (loss) per common share - continuing operations	$1.20	$1.07	$(0.19)
Net income per common share - discontinued operations	0.92	0.02	0.04
Net income (loss) per common share - diluted	$2.12	$1.09	$(0.15)

(1)	Unvested restricted shares are participating securities and included in basic share calculations.

Stock options outstanding of 150, 2,124, and 550 at December 31, 2019, 2018, and 2017, respectively, have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.

The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 21,751,026 and 25,290,419 shares of common stock issued and outstanding at December 31, 2019 and 2018, respectively.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank paid dividends totaling $45.5 million and $30.0 million to Atlantic Capital in 2019 and 2018, respectively. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

On November 14, 2018, the Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $85 million of its issued and outstanding common stock. The timing and amounts of any repurchases depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b‑18 and Rule 10b5‑1 under the Securities Exchange Act of 1934. Atlantic Capital repurchased 3,694,902 shares and 822,100 shares in 2019 and 2018, respectively, for a total of $64.8 million and $14.2 million, respectively. Since the announcement of the $85.0 million buyback program in November 2018, Atlantic Capital has repurchased 4.5 million shares totaling $79.0 million.

NOTE 14 – INCOME TAXES

The components of income tax expense from continuing operations included in the Consolidated Statements of Operations for the years ended were as follows:

	For the year ended December 31,
(in thousands)	2019	2018	2017
Current income tax expense (benefit):
Federal	$(2,587)	$3,710	$(561)
State	(183)	371	35
Total	(2,770)	4,081	(526)

Deferred income tax expense (benefit):
Federal	9,646	(1,798)	24,354
State	735	4,024	(113)
Total	10,381	2,226	24,241
Total income tax from continuing operations	$7,611	$6,307	$23,715

The income tax expense differs from the statutory rate of 21% in 2019 and 2018 and 35% in 2017, as indicated in the following analysis:

	For the year ended December 31,
(in thousands)	2019	2018	2017
Tax expense (benefit) based on federal statutory rate	$7,518	$7,215	$6,636
State taxes, net of federal benefit	572	899	102
Income tax credits	(10)	(103)	(208)
Tax-exempt earnings	(822)	(717)	(1,221)
Excess benefit	4	(142)	(298)
Nondeductible expenses	135	116	361
Change in uncertain tax positions reserve	137	56	(109)
Change in valuation allowance	(111)	(996)	(649)
Revaluation of deferred tax asset excluding valuation allowance due to tax reform	—	—	18,983
Other	188	(21)	118
Total income tax from continuing operations	$7,611	$6,307	$23,715

Deferred income tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws. The net deferred tax asset is included as a component of other assets at December 31, 2019 and 2018, and is comprised of the following:

(in thousands)	December 31, 2019	December 31, 2018
Net operating loss carryforward	$15,743	$25,992
Federal tax credits	5,342	5,342
State credits	—	27
Allowance for loan losses	4,545	4,374
Stock-based compensation	729	699
Other real estate owned	206	371
Transaction costs	152	787
Deferred rent	—	815
Lease liability	4,158	—
Nonaccrual loan interest	509	530
Net unrealized losses on investment securities available‑for‑sale	—	2,950
Net unrealized losses on cash flow hedges	—	486
Long term incentive plan	204	471
Other	2,197	2,229
Total gross deferred tax assets	33,785	45,073
Less: valuation allowance	(6,698)	(7,446)
Net deferred tax asset	27,087	37,627

Depreciation	626	1,215
Deferred loan costs	429	365
Other	301	192
Right of use asset - leases	2,944	—
Net unrealized gains on investment securities available‑for‑sale	796	—
Net unrealized gains on cash flow hedges	725	—
Total gross deferred tax liabilities	5,821	1,772
Net deferred tax assets	$21,266	$35,855

In assessing the realizability of deferred tax assets, management considers whether it is more‑likely-than-not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is deemed more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the four possible sources of taxable income including future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback years and tax-planning strategies that would, if necessary, be implemented. At December 31, 2018, the Company had a valuation allowance of $7.4 million. This valuation allowance relates to the portion of net operating losses and credits that the Company will not be able to utilize due to limitations under Section 382 of the Internal Revenue Code. In the third quarter of 2019, the Company recorded a $700,000 favorable reduction of the valuation allowance on Federal deferred tax assets through discontinued operations from the finalization of the Branch Sale. At December 31, 2019, the Company had a valuation allowance of $6.7 million.

ASC 740‑10‑65 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with ASC 740‑10‑65 and determined there are no uncertain tax positions that would have a material impact on the financial statements of the Company as of December 31, 2019.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows:

(in thousands)	2019	2018
Balance at beginning of year	$278	$216
Additions based on tax positions related to the current year	174	62
Settlement of prior year positions	—	—
Balance at end of year	$452	$278

The amount of unrecognized tax positions that would have impacted the effective tax rate if recognized was $357,000.

With the adoption of ASC 740‑10‑65, the Company elected to recognize accrued interest and penalties related to any future unrecognized tax benefits in current income tax expense. Interest in the amount of $65,000 and $51,000 was accrued as of December 31, 2019 and 2018, respectively. The total amount of interest and penalties recognized in current income tax expense during 2019, 2018, and 2017 was $14,000, $11,000 and $3,000, respectively.

At December 31, 2019, Atlantic Capital had operating loss carryforwards for federal income tax purposes of $50.2 million, which are available to offset future federal taxable income, if any, through 2035. Atlantic Capital had operating loss carryforwards for state income tax purposes of $101 million, which are available to offset future state taxable income, if any, through 2035. Additionally, Atlantic Capital had general business credits of approximately $5.3 million, which are available to reduce future federal income taxes, if any through 2035.

The Company’s income tax returns remain subject to examination by both U.S. federal and state jurisdictions for tax years 2015 forward.

NOTE 15 - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Defined Contribution Plan

Atlantic Capital sponsors a 401(k) qualified retirement plan that is qualified pursuant to Section 401 of the Internal Revenue Code. The plan is referred to as a “safe harbor 401(k) plan.” The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pre-tax or post-tax basis. The 401(k) plan has an auto enrollment feature starting with a 1% deferral rate for new participants who meet eligibility requirements. The plan also includes an automatic deferral escalation feature that increases each year up to a maximum participant deferral rate of 5%. The plan provides for a safe harbor matching contribution by Atlantic Capital. The Company will make a matching contribution of 100% on participating employee’s deferrals up to 5% of their eligible compensation. Eligible employees are required to participate in the plan in order to receive the safe harbor matching contribution. The plan also provides that the Board of Directors may authorize matching contributions based on a percentage of the amount contributed by the employee and discretionary profit sharing contributions. Employees of the Company must meet certain requirements concerning minimum age and credited period of service to participate in the plan. During the years ended December 31, 2019, 2018, and 2017, the Company contributed approximately $1.1 million, $1.1 million, and $1.0 million, respectively, to this plan under its safe harbor provision.

Long-Term Incentive Plan

Atlantic Capital maintains a long-term incentive plan for certain key employees. Bonuses under the Executive Officer Long Term Incentive Plan (the “LTI Plan”) may be paid in lump sum in cash or in common stock or in any combination of cash and common stock. Awards are granted under the LTI Plan for a bonus period, which generally means a period of more than one year. Any shares of common stock earned under the LTI Plan are issued under and subject to the terms of the Company’s 2015 Stock Incentive Plan, as amended and restated. Awards are based on individual performance, business unit, division, or similar performance or Company-wide performance, or any combination of these performance objectives. Awards granted in 2019, 2018, and 2017 are earned, if at all, at the end of a three year period from the date of the awards. Compensation expense for the LTI Plan was $765,000,  $879,000, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Beginning in 2018, the LTI Plan issued performance share awards under the Company’s 2015 Stock Incentive Plan. The awards granted in 2019 and 2018 are accounted for as equity awards. Previously, in 2017, no performance share awards were issued and LTI Plan awards were accounted for as liabilities and remeasured at each reporting date.

Stock Incentive Plans

Atlantic Capital sponsors a stock incentive plan for the benefit of directors and employees. Under the Company’s 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018) there were approximately 4,525,000 shares reserved for issuance to directors, employees, and independent contractors of Atlantic Capital and its affiliates. The Compensation Committee has the authority to grant the following: an incentive or nonqualified option; a stock appreciation right (including a related SAR or a freestanding SAR); a restricted award (including a restricted stock award or a restricted stock unit award); a performance award (including a performance share award or a performance unit award); a phantom stock award; an other stock-based award; a cash bonus award; a dividend equivalent award; or any other award granted under the plan.

As of December 31, 2019, approximately 3,345,000 additional awards could be granted under the plan. Through December 31, 2019, incentive stock options, nonqualified stock options, restricted stock awards, performance share awards, and other stock-based awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

As of December 31, 2019 and 2018, no warrants were outstanding for the purchase of common stock.

The Company accounts for stock options in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share‑based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. Total stock-based compensation expense recognized by the Company during 2019, 2018, and 2017 for stock option grants was $169,000,  $242,000, and $1.1 million, respectively. Unrecognized stock-based compensation expense related to stock option grants at December 31, 2019, 2018, and 2017 was $59,000,  $308,000, and $646,000, respectively. At December 31, 2019, 2018, and 2017, the weighted average period over which this unrecognized expense is expected to be recognized was 0.8 years, 1.9 years, and 2.6 years, respectively. The weighted average remaining contractual life of options outstanding at December 31, 2019 was 2.4 years.

The Company estimates the fair value of its options awards using the Black‑Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during 2019, 2018, and 2017:

	For the year ended December 31,
	2019	2018	2017
Risk‑free interest rate	2.27%	1.66%	1.00-2.42%
Expected term in years	1.73-1.82	0.25	.25-8
Expected stock price volatility	26.8%	24.2%	23.2-25.3%
Dividend yield	—%	—%	—%

The following table represents stock option activity for the years ended December 31, 2019, 2018, and 2017:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, December 31, 2018	442,454	$12.02
Granted/modified(1)	12,500	10.00
Exercised	(90,330)	12.76
Forfeited(1)	(38,500)	13.17
Expired	(7,144)	17.79
Outstanding, December 31, 2019	318,980	$11.47	2.41	$2,203
Exercisable, December 31, 2019	308,980	$11.36	2.30	$2,170

Weighted average fair value of options granted/modified	$8.07

Outstanding, December 31, 2017	757,711	$12.66
Granted/modified(2)	15,000	14.64
Exercised	(310,016)	13.21
Forfeited(2)	(19,935)	14.08
Expired	(306)	105.97
Outstanding, December 31, 2018	442,454	$12.02	3.98	$1,990
Exercisable, December 31, 2018	396,454	$11.67	3.63	$1,919

Weighted average fair value of options granted/modified	$2.79

Outstanding, December 31, 2016	1,485,704	$11.69
Granted/modified(3)	229,100	13.53
Exercised	(724,912)	10.53
Forfeited(3)	(231,546)	13.50
Expired	(635)	126.22
Outstanding, December 31, 2017	757,711	$12.66	5.56	$3,883
Exercisable, December 31, 2017	662,016	$12.39	5.24	$3,585

Weighted average fair value of options granted/modified	$7.15

(1)	During the year ended December 31, 2019, the Company modified options for 12,500 shares. The modifications are included as shares granted/modified and as shares forfeited in this table.
(2)	During the year ended December 31, 2018, the Company modified options for 15,000 shares. The modifications are included as shares granted/modified and as shares forfeited in this table.
(3)	During the year ended December 31, 2017, the Company modified options for 229,100 shares. The modifications are included as shares granted/modified and as shares forfeited in this table

The total fair value of shares vested during each of the years ended December 31, 2019, 2018, and 2017, was $208,000,  $307,000, and $1.8 million, respectively.

In 2019 and 2018, the Company granted performance share awards under Atlantic Capital’s 2015 Stock Incentive Plan to members of executive management to evidence awards granted under the LTI Plan. The Company also granted restricted stock awards to certain employees in 2019 and 2018 under the 2015 Stock Incentive Plan. Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards are based on the fair value of Atlantic Capital’s stock at the grant date adjusted for market conditions, as well as the subsequent achievement of performance conditions over the vesting period. The value of restricted stock awards and performance share awards that are expected to vest is amortized into expense over the vesting period. Restricted stock awards may cliff vest over 1‑3 years or vest on a pro-rata basis, generally over 3 years. The market value at the date of award is amortized by charges to compensation expense over the vesting period. Compensation expense related to these awards during 2019, 2018, and 2017 was $1.3 million, $1.5 million, and $1.3 million, respectively. Unrecognized compensation expense associated with restricted stock was $2.2 million, $2.5 million, and $2.6 million as of December 31, 2019, 2018, and 2017, respectively. At December 31, 2019, 2018, and 2017, the weighted average period over which this unrecognized expense is to be recognized was 2.1 years, 2.4 years, and 3.0 years, respectively. During 2019, 2018, and 2017, respectively, there were 158,593,  139,507, and 132,487 restricted stock and performance share awards granted at a weighted average grant price of $19.19,  $19.79, and $17.83. per share.

During the year ended December 31, 2019, the Company modified options for 12,500 shares and 4,719 restricted stock awards to two individuals. During the year ended December 31, 2018, the Company modified options for 15,000 shares and 6,869 restricted stock awards to two individuals. Also, during the year ended December 31, 2017, the Company modified options for 229,100 shares and 24,628 restricted stock awards to five individuals. The modifications allowed for the immediate vesting of the awards upon retirement. The total incremental cost resulting from the modifications was approximately $31,000,  $111,000 and $709,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table represents restricted stock and performance share award activity for the year ended December 31, 2019, 2018, and 2017:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding, December 31, 2018	272,695	$18.09
Granted/modified(1)	158,593	19.19
Vested	(70,748)	16.51
Forfeited(1)	(67,663)	18.34
Outstanding, December 31, 2019	292,877	$19.00

Outstanding, December 31, 2017	239,468	$15.69
Granted/modified(1)	139,507	19.79
Vested	(73,686)	14.51
Forfeited(1)	(32,594)	15.91
Outstanding, December 31, 2018	272,695	$18.09

Outstanding, December 31, 2016	259,165	$13.70
Granted/modified(1)	132,487	17.83
Vested	(91,671)	13.54
Forfeited(1)	(60,513)	15.03
Outstanding, December 31, 2017	239,468	$15.69

(1)

During the years ended December 31, 2019, 2018, and 2017, the Company modified 4,719, 6,869 and 24,628 restricted stock awards, respectively. The modifications are included as shares granted/modified and as shares forfeited in the table above.

NOTE 16 – DERIVATIVES AND HEDGING

Risk Management

Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.

Cash Flow Hedges

At December 31, 2019, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2019 and 2018, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $175.0 million and $100.0 million, respectively.

No hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2019 or 2018. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $271,000 will be reclassified as a decrease to loan interest income over the next twelve months related to these cash flow hedges.

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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Operations. At December 31, 2019 and 2018, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $89.5 million and $109.5 million, respectively.

Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At December 31, 2019 and 2018, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $149.1 million and $166.8 million, respectively.

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

In accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At December 31, 2019 and 2018, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $13.6. million and $5.1 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

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

To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At December 31, 2019 and 2018, Atlantic Capital had credit risk participation agreements with a notional amount of $7.7 million and $9.5 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of December 31, 2019 and 2018:

Derivatives designated as hedging instruments under ASC 815

		December 31, 2019		December 31, 2018
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$125,000	$3,578	$—	$—

Cash flow hedge of LIBOR based loans	Other liabilities	$50,000	$8	$100,000	$2,029

Derivatives not designated as hedging instruments under ASC 815

		December 31, 2019		December 31, 2018
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Customer swap positions	Other assets	$44,763	$1,025	$54,760	$756
Zero premium collar	Other assets	74,562	4,253	83,385	1,205
		$119,325	$5,278	$138,145	$1,961

Dealer offsets to customer swap positions	Other liabilities	$44,763	$1,090	$54,760	$770
Dealer offset to zero premium collar	Other liabilities	74,562	4,545	83,385	1,226
Credit risk participation	Other liabilities	7,657	4	9,532	2
		$126,982	$5,639	$147,677	$1,998

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018:

Derivatives not designated as hedging instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative
(in thousands)	Income on Derivative	Year Ended December 31,
		2019	2018
Interest rate products	Other income / (expense)	$(321)	$79
Other contracts	Other income / (expense)	(1)	2
Total		$(322)	$81

Fee income	Other income / (expense)	$—	$227

The following table reflects the impact to the Consolidated Statements of Operations related to derivative contracts for the years ended December 31, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives		Gain or (Loss) Reclassified from Accumulated OCI in Income
	(Effective Portion)		(Effective Portion)
(in thousands)	2019	2018	Location	2019	2018
Interest rate swaps	$4,487	$(1,229)	Interest income	$(356)	$26

NOTE 17 – REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. On January 1, 2015, the Company became subject to Basel III rules, which include transition provisions through January 1, 2019. Under Basel III, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of Common Equity Tier 1 Capital and additional Tier 1 capital.

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

To meet adequately capitalized regulatory requirements, an institution must maintain a Common Equity Tier 1 Capital of 4.5%, a Tier 1 capital ratio of 6.0%, and a Total capital ratio of 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. The Bank must maintain a Tier 1 leverage ratio of at least 5.0% to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company’s consolidated financial statements.

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

As of December 31, 2019 and 2018, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Management believes there are no conditions or events since the previous notification that have changed the institution’s categorizations.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	As of December 31, 2019
					To be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 capital (to risk weighted assets):
Consolidated	$285,456	12.0%	$106,740	4.5%	N/A	N/A
Bank	327,426	13.8%	106,698	4.5%	154,119	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$285,456	12.0%	$189,760	8.0%	N/A	N/A
Bank	327,426	13.8%	189,685	8.0%	237,107	10.0%

Total capital (to risk weighted assets):
Consolidated	$354,757	15.0%	$142,320	6.0%	N/A	N/A
Bank	346,854	14.6%	142,264	6.0%	189,685	8.0%

Tier 1 capital (to average assets):
Consolidated	$285,456	11.0%	$103,596	4.0%	N/A	N/A
Bank	327,426	12.7%	103,425	4.0%	129,281	5.0%

	As of December 31, 2018
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 capital (to risk weighted assets):
Consolidated	$285,250	11.5%	$112,033	4.5%	N/A	N/A
Bank	304,907	12.3%	112,022	4.5%	161,809	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$285,250	11.5%	$149,378	6.0%	N/A	N/A
Bank	304,907	12.3%	149,362	6.0%	199,150	8.0%

Total capital (to risk weighted assets):
Consolidated	$353,458	14.2%	$199,170	8.0%	N/A	N/A
Bank	323,411	13.0%	199,150	8.0%	248,937	10.0%

Tier 1 capital (to average assets):
Consolidated	$285,250	10.0%	$113,705	4.0%	N/A	N/A
Bank	304,907	10.6%	114,574	4.0%	143,218	5.0%

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during 2019 or 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2019 and 2018.

	Fair Value Measurements at December 31, 2019 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Securities available-for-sale—
U.S. states and political subdivisions	$—	$82,485	$—	$82,485
Trust preferred securities	—	4,688	—	4,688
Corporate debt securities	—	19,920	—	19,920
Mortgage-backed securities	—	175,368	—	175,368
Total securities available-for-sale	$—	$282,461	$—	$282,461
Interest rate derivative assets	$—	$8,856	$—	$8,856
Interest rate derivative liabilities	$—	$5,647	$—	$5,647

	Fair Value Measurements at December 31, 2018 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
	(in thousands)
Securities available-for-sale—
U.S. government agencies	$—	$26,849	$—	$26,849
U.S. states and political subdivisions	—	84,834	—	84,834
Trust preferred securities	—	4,400	—	4,400
Corporate debt securities	—	12,363	—	12,363
Mortgage-backed securities	—	274,040	—	274,040
Total securities available-for-sale	$—	$402,486	$—	$402,486
Interest rate derivative assets	$—	$1,961	$—	$1,961
Interest rate derivative liabilities	$—	$4,027	$—	$4,027

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. Atlantic Capital had no Level 3 securities as of December 31, 2019 and 2018.

For the years ended December 31, 2019 and 2018, there was not a change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2019	Measurement	Measurement	Measurement	Total
(in thousands)
Impaired Loans	$—	$—	$4,288	$4,288

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2018	Measurement	Measurement	Measurement	Total
(in thousands)
Impaired Loans	$—	$—	$1,836	$1,836

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

The following tables present the estimated fair values of Atlantic Capital’s financial instruments at December 31, 2019 and December 31, 2018.

	Fair Value Measurements at
	December 31, 2019 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$45,249	$45,249	$—	$—
Interest-bearing deposits in banks	421,079	421,079	—	—
Total securities available-for-sale	282,461	—	282,461	—
Total securities held-to-maturity	116,972	—	115,291	—
FHLB stock	2,680	—	—	2,680
Federal Reserve Bank stock	9,998	—	—	9,998
Loans held for investment, net	1,873,524	—	—	1,890,258
Loans held for sale	370	—	370	—
Derivative assets	8,856	—	8,856	—
Financial liabilities:
Deposits	$2,499,046	$—	$2,421,957	$—
Subordinated debt	49,873	—	50,081	—
Derivative financial instruments	5,647	—	5,647	—

	Fair Value Measurements at
	December 31, 2018 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$42,895	$42,895	$—	$—
Interest-bearing deposits in other banks	216,040	216,040	—	—
Other short-term investments	9,457	9,457	—	—
Total securities available-for-sale	402,486	—	402,486	—
FHLB stock	2,622	—	—	2,622
Federal Reserve Bank stock	9,906	—	—	9,906
Loans held for investment, net	1,710,222	—	—	1,740,438
Loans held for sale	5,889	—	5,889	—
Loans held for sale - discontinued operations	373,030	—	373,030	—
Derivative assets	1,961	—	1,961	—
Financial liabilities:
Deposits	$1,952,514	$—	$1,830,673	$—
Deposits to be assumed - discontinued operations	585,429	—	585,429	—
Securities sold under agreements to repurchase - discontinued operations	6,220	6,220	—	—
Subordinated debt	49,704	—	48,960	—
Derivative financial instruments	4,027	—	4,027	—

In accordance with the adoption of ASU 2016‑01 in 2018, the methods used to measure the fair value of financial instruments at December 31, 2019 represent an approximation of exit price, however, an actual exit price may differ.

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

Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit as well as a summary of minimum lease payments at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$735,905	$715,591
Standby letters of credit	8,053	15,650
	$743,958	$731,241

Minimum lease payments	$20,055	$22,014

The Company also had commitments related to investment in SBICs totaling $2.4 million and $3.2 million at December 31, 2019 and 2018, respectively.

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

Service Charges on Deposit Accounts

Service charges represent general service fees for monthly account maintenance and activity, or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed, such as a wire transfer or ATM withdrawal. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Deposit account analysis fees and charges	$2,630	$2,166	$1,785
ATM fees	58	223	234
NSF fees	57	97	74
Wire fees	483	426	356
Foreign exchange fees	352	288	258
Other	7	15	27
Total service charges - continuing operations	3,587	3,215	2,734
Service charges - discontinued operations	527	1,922	2,342
Total service charges	$4,114	$5,137	$5,076

Trust and Asset Management

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. During the second quarter of 2018, Atlantic Capital sold its trust business. The following table presents trust income by type of service provided for the years ended December 31, 2018, and 2017:

	2018	2017

Personal trust and agency accounts	$615	$1,012
Employee benefit and retirement-related trust and agency accounts	120	225
Investment management and investment advisory agency accounts	216	355
Custody and safekeeping accounts	26	68
Other	48	154
	$1,025	$1,814

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and 2018, the Company did not have any significant contract balances.

NOTE 21 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

(in thousands)

	December 31,
	2019	2018
Assets
Cash	$7,752	$30,568
Investment in subsidiary	368,465	343,311
Other assets	938	260
Total assets	$377,155	$374,139

Liabilities and shareholders’ equity
Long-term debt	$49,873	$49,704
Other liabilities	787	782
Total liabilities	50,660	50,486

Shareholders’ equity:
Common stock	230,265	291,771
Retained earnings	91,669	42,187
Accumulated other comprehensive income	4,561	(10,305)
Total shareholders’ equity	326,495	323,653
Total liabilities and shareholders’ equity	$377,155	$374,139

Statements of Operations

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Income:
Interest income	$—	$381	$197
Total income	—	381	197

Expense:
Interest on long-term debt	3,294	3,304	3,294
Other expense	1,231	1,134	1,113
Total expense	4,525	4,438	4,407

Loss before income tax expense and equity in undistributed (losses) earnings from subsidiary	(4,525)	(4,057)	(4,210)

Income tax benefit	(1,217)	(1,091)	(1,681)
Loss before equity in undistributed (losses) earnings of subsidiary	(3,308)	(2,966)	(2,529)
Equity in undistributed earnings (losses) of subsidiary	53,163	31,498	(1,197)
Net income (loss)	$49,855	$28,532	$(3,726)

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net (loss) income	$49,855	$28,532	$(3,726)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(53,163)	(31,498)	1,197
Decrease (increase) in other assets	(1,521)	(705)	(1,264)
(Decrease) increase in other liabilities	173	169	(1,354)
Net cash provided by (used in) operating activities	(4,656)	(3,502)	(5,147)

Investing activities
Net cash (used in) provided by investing activities	—	—	—

Financing activities
Proceeds from exercise of stock options	1,154	4,096	3,567
Cash dividends received	45,500	30,000	—
Repurchase of common stock	(64,814)	(14,177)	—
Net cash provided by financing activities	(18,160)	19,919	3,567
Net (decrease) increase in cash and cash equivalents	(22,816)	16,417	(1,580)
Cash equivalents, beginning of year	30,568	14,151	15,731
Cash equivalents, end of year	$7,752	$30,568	$14,151

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for the preparation, integrity, accuracy, and fair presentation of the Consolidated Financial Statements appearing in this Annual Report on Form 10‑K for the fiscal year ended December 31, 2019.  The financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include amounts based on judgments and estimates by management.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with GAAP.  Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and a code of ethics adopted by our Board of Directors that is applicable to all directors, officers, and employees of the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s chief executive officer and chief financial officer, as of December 31, 2019.  In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

As an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  As a result, the Company’s independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting, as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a‑15(d) or 15d‑15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal 1 - Election of Directors,” “Directors and Executive Officers,” “Corporate Governance Matters” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019 (the “Proxy Statement”).

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal 2 - Ratification of the Independent Registered Public Accounting Firm for 2020” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:
(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets at December 31, 2019 and December 31, 2018
(iii)	Consolidated Statements of Operations for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(iv)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(v)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(vi)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(vii)	Notes to Consolidated Financial Statements
(2)

Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10‑K.

(3)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10‑K.
(b)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10‑K.
(c)

Separate Financial Statements and Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10‑K.

ITEM 16.    FORM 10‑K SUMMARY

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

4.4	Description of Securities.
10.1(a)*

Employment Agreement, dated November 17, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Douglas L. Williams, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on November 20, 2017.

10.1(b)*

Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Patrick T. Oakes which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on December 22, 2017.

10.1(c)*

Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Richard A. Oglesby, Jr., which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on December 22, 2017.

10.1(d)*

Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Annette F. Rollins, which is incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 15, 2018.

10.1(e)*

Employment Agreement, dated December 21, 2017, by and among Atlantic Capital Bancshares, Inc., Atlantic Capital Bank, N.A. and Kurt A. Shreiner, which is incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 15, 2018.

10.2*

Atlantic Capital Bancshares, Inc. 2006 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.3(a)	[reserved]

10.3(b)

Form of Employee Restricted Stock Award Agreement under the 2006 Stock Incentive Plan (for employees without employment agreements), which is incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.3(c)	[reserved]
10.4(a)*

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

10.5(a)	[reserved]
10.5(b)*

Atlantic Capital Bancshares, Inc. Executive Officer Long Term Incentive Plan (as Amended and Restated Effective April 19, 2018), which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on April 20, 2018.

10.6*

Form of Officer Award Certificate under the Executive Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

10.7*

Atlantic Capital Bancshares, Inc. Executive Officer Short Term Incentive Plan, which is incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.8(a)*	[reserved]
10.8(b)*

Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018), which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file no. 001-37615), initially filed with the Securities and Exchange Commission on August 8, 2018.

10.9(a)*

Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan (form in use prior to April 25, 2018), which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10‑K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.9(b)*

Form of Restricted Stock Award Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan (form in use prior to April 25, 2018), which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

10.9(c)*

Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.9(d)*

Form of Restricted Stock Award Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.9(e)*

Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan (form in use April 18, 2018 - October 16, 2018), which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.9(f)*

Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.10(f) to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 14, 2019.

10.10(a)*

Form of Restricted Stock Unit Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.10(b)*

Form of Restricted Stock Unit Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.10(c)*

Form of Restricted Stock Unit Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.11(a)*

Form of Stock Option Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan (form in use prior to April 25, 2018), which is incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.11(b)*

Form of Stock Option Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan (form in use prior to April 25, 2018), which is incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.11(c)*

Form of Stock Option Agreement (Non-Employee Directors) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.11(d)*

Form of Stock Option Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.11(e)*

Form of Stock Option Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.12*

Form of Other Stock-Based Award Agreement (Executive Officer Long Term Incentive Plan (“LTIP”) Award), which is incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.13(a)*

Form of Performance Share Award Agreement (Employees - with Employment Agreement) (Executive Officer Long Term Incentive Plan (“LTIP”) Award), which is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.13(b)*

Form of Performance Share Award Agreement (Employees - without Employment Agreement) (form in use prior to October 17, 2018) (Executive Officer Long Term Incentive Plan (“LTIP”) Award), which is incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on May 9, 2018.

10.13(c)*

Form of Performance Share Award Agreement (Employees - without Employment Agreement) (Executive Officer Long Term Incentive Plan (“LTIP”) Award), which is incorporated by reference to Exhibit 10.14(c) to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 14, 2019.

10.14*

First Security Group, Inc. 2012 Long-Term Incentive Plan, as amended and restated, as further amended and assumed by Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 99.1 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (file no. 333- 204855), filed with the Securities and Exchange Commission on November 2, 2015.

10.15*

Form of Incentive Stock Option Award pursuant to the First Security Group, Inc. 2012 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.29 to First Security Group, Inc.’s Form 10-K (file no. 000-49747), filed with the Securities and Exchange Commission on April 15, 2013.

10.16*

Form of Non-Qualified Stock Option Award under the First Security Group, Inc. 2012 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.30 to First Security Group, Inc.’s Form 10-K (file no. 000-49747), filed with the Securities and Exchange Commission on April 15, 2013.

10.17*

First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended, as further amended and assumed by Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 99.2 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (file no. 333-204855), filed with the Securities and Exchange Commission on November 2, 2015.

10.18*

Form of Incentive Stock Option Award under the First Security Group, Inc. 2002 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.5 to First Security Group, Inc.’s Form 10-K (file no. 000-49747), filed with the Securities and Exchange Commission on March 16, 2005.

10.19*

Form of Non-Qualified Stock Option Award under the 2002 Long-Term Incentive Plan, which is incorporated by reference to Exhibit 10.6 to First Security Group, Inc.’s Form 10-K (file no. 000-49747)for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

10.20*	[reserved]
10.21(a)*

Atlantic Capital Bancshares, Inc. Change in Control Plan, which is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on August 8, 2017.

10.21(b)*

Atlantic Capital Bancshares, Inc. 2017 Change in Control Plan, which is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on November 9, 2017.

10.22*

Atlantic Capital Bank Severance Plan, which is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (file no. 001-37615), filed with the Securities and Exchange Commission on November 9, 2017.

10.23

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
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Operations for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017; (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017; (v) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017; and (vi) the Notes to the Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

†Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2020.

ATLANTIC CAPITAL BANCSHARES, INC.

/s/ Douglas L. Williams
Douglas L. Williams
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on  March 16,  2020.

Signature	Title

/s/ Douglas L. Williams	President, Chief Executive Officer and Director
Douglas L. Williams	(Principal Executive Officer)

/s/ Patrick T. Oakes	Executive Vice President and Chief Financial Officer
Patrick T. Oakes	(Principal Financial and Accounting Officer)

/s/ Walter M. Deriso, Jr.	Chairman of the Board
Walter M. Deriso, Jr.

/s/ Shantella E. Cooper	Director
Shantella E. Cooper

/s/ Henchy R. Enden	Director
Henchy R. Enden

/s/ James H. Graves	Director
James H. Graves

/s/ Douglas J. Hertz	Director
Douglas J. Hertz

/s/ Thomas M. Holder	Director
Thomas M. Holder

/s/ R. Charles Shufeldt	Director
R. Charles Shufeldt

/s/ Lizanne Thomas	Director
Lizanne Thomas

/s/ Marietta Edmunds Zakas	Director
Marietta Edmunds Zakas