Form 10-Q
period 2020-03-31
Atlantic Capital Bancshares, Inc.
filed 2020-05-08
CIK 1461755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 21,461,027 shares outstanding as of May 1, 2020

Atlantic Capital Bancshares, Inc.

Form 10‑Q

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$27,536	$45,249
Interest-bearing deposits in banks	114,829	421,079
Cash and cash equivalents	142,365	466,328
Investment securities available for sale	280,390	282,461
Investment securities held to maturity, net of allowance for credit losses of $14 at March 31, 2020	186,015	116,972
Other investments	27,140	27,556
Loans held for sale	—	370
Loans held for investment	1,932,909	1,873,524
Less: Allowance for credit losses	(24,896)	(18,535)
Loans held for investment, net	1,908,013	1,854,989
Premises and equipment, net	22,533	22,536
Bank owned life insurance	66,761	66,421
Goodwill	19,925	19,925
Other intangibles, net	2,785	3,027
Other real estate owned	779	278
Other assets	62,952	49,516
Total assets	$2,719,658	$2,910,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$712,919	$824,646
Interest-bearing checking	368,463	373,727
Savings	567	1,219
Money market	982,109	1,173,218
Time	66,793	44,389
Brokered deposits	94,268	81,847
Total deposits	2,225,119	2,499,046
Federal funds purchased	75,000	—
Long-term debt	49,916	49,873
Other liabilities	37,323	34,965
Total liabilities	2,387,358	2,583,884
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value - 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, no par value - 100,000,000 shares authorized; 21,479,986 and 21,751,026 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	224,233	230,265
Retained earnings	93,721	91,669
Accumulated other comprehensive income (loss)	14,346	4,561
Total shareholders’ equity	332,300	326,495
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,719,658	$2,910,379

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
INTEREST INCOME
Loans, including fees	$22,426	$22,752
Investment securities	2,732	2,631
Interest and dividends on other interest-earning assets	865	814
Total interest income	26,023	26,197
INTEREST EXPENSE
Interest on deposits	4,182	4,831
Interest on federal funds purchased and securities sold under agreements to repurchase	32	118
Interest on long-term debt	829	824
Total interest expense	5,043	5,773
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	20,980	20,424
Provision for credit losses	8,074	814
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	12,906	19,610
NONINTEREST INCOME
Service charges	1,232	794
Gain (loss) on sales of other assets	5	(3)
Derivatives income (loss)	246	(111)
Bank owned life insurance	362	360
SBA lending activities	414	1,086
Other noninterest income	163	210
Total noninterest income	2,422	2,336
NONINTEREST EXPENSE
Salaries and employee benefits	8,476	9,213
Occupancy	794	639
Equipment and software	779	739
Professional services	705	775
Communications and data processing	897	675
Marketing and business development	153	226
Travel, meals and entertainment	140	166
FDIC premiums	—	235
Other noninterest expense	933	1,127
Total noninterest expense	12,877	13,795
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	2,451	8,151
Provision for income taxes	327	1,711
NET INCOME FROM CONTINUING OPERATIONS	2,124	6,440
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	$—	$(1,417)
Provision (benefit) for income taxes	—	(354)
Net income (loss) from discontinued operations	—	(1,063)
NET INCOME	$2,124	$5,377

Net income (loss) per common share ‑ basic
Net income per common share - continuing operations	$0.10	$0.26
Net income (loss) per common share - discontinued operations	—	(0.04)
Net income per common share ‑ basic	0.10	0.22
Net income (loss) per common share ‑ diluted
Net income per common share - continuing operations	$0.10	$0.26
Net income (loss) per common share - discontinued operations	—	(0.04)
Net income per common share ‑ diluted	0.10	0.21

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net income	$2,124	$5,377
Other comprehensive income
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period, net of tax of $1,077 and $2,119, respectively	3,317	6,353
Unrealized gains on available-for-sale securities, net of tax	3,317	6,353
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges, net of tax of $2,114 and $347, respectively	6,468	1,042
Changes from cash flow hedges	6,468	1,042
Other comprehensive income, net of tax	9,785	7,395
Comprehensive income	$11,909	$12,772

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
				Other
For the Three Months Ended March 31, 2020	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2019	21,751,026	$230,265	$91,669	$4,561	$326,495
Comprehensive income:
Net income	—	—	2,124	—	2,124
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	3,317	3,317
Change in unrealized gains (losses) on cash flow hedges	—	—	—	6,468	6,468
Total comprehensive income					11,909
Change in accounting principle - allowance for credit losses	—	—	(72)	—	(72)
Net issuance of restricted stock	68,067	—	—	—	—
Issuance of common stock for option exercises	54,486	535	—	—	535
Issuance of common stock for long-term incentive plan	25,265	444	—	—	444
Restricted stock activity	—	421	—	—	421
Stock-based compensation	—	17	—	—	17
Performance share compensation	—	(38)	—	—	(38)
Stock repurchases	(418,858)	(7,411)	—	—	(7,411)
Balance - March 31, 2020	21,479,986	$224,233	$93,721	$14,346	$332,300

				Accumulated
				Other
For the Three Months Ended March 31, 2019	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2018	25,290,419	$291,771	$42,187	$(10,305)	$323,653
Comprehensive income:
Net income	—	—	5,377	—	5,377
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	6,353	6,353
Change in unrealized gains (losses) on cash flow hedges	—	—	—	1,042	1,042
Total comprehensive income					12,772
Change in accounting principle - leases	—	—	(373)	—	(373)
Net issuance of restricted stock	60,240	—	—	—	—
Issuance of common stock for option exercises	37,922	445	—	—	445
Issuance of common stock for long-term incentive plan	35,678	655	—	—	655
Restricted stock activity	—	374	—	—	374
Stock-based compensation	—	81	—	—	81
Performance share compensation	—	95	—	—	95
Stock repurchases	(957,295)	(17,075)	—	—	(17,075)
Balance - March 31, 2019	24,466,964	$276,346	$47,191	$(2,910)	$320,627

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income from continuing operations	$2,124	$6,440
Net loss from discontinued operations, net of tax	—	(1,063)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	8,074	814
Depreciation, amortization, and accretion	898	886
Amortization of operating lease right-of-use assets	555	665
Amortization of restricted stock and performance share compensation	258	469
Stock option compensation	17	81
Loss on disposition of premises and equipment, net	—	3
Net write downs and gains on sales of other real estate owned	(5)	—
Net increase in cash value of bank owned life insurance	(340)	(337)
Origination of servicing assets	(105)	(298)
Proceeds from sales of SBA loans	6,399	17,134
Net (gains) on sale of SBA loans	(308)	(888)
Changes in operating assets and liabilities -
Net change in loans held for sale	370	4,359
Net (increase) decrease in other assets	(7,280)	1,542
Net decrease in accrued expenses and other liabilities	856	(17,496)
Net cash provided by operating activities	11,513	12,311
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	6,203	8,193
Purchases	—	(311)
Activity in securities held to maturity:
Purchases	(69,141)	—
Net change in loans held for investment	(65,909)	(23,385)
Net change in assets held for sale - discontinued operations	—	(15,344)
(Purchases) proceeds of Federal Home Loan Bank stock, net	—	(58)
Proceeds from sales of other real estate owned	88	—
(Purchases) of premises and equipment, net	(1,039)	(173)
Net cash (used in) investing activities	(129,798)	(31,078)
FINANCING ACTIVITIES
Net change in deposits	(273,927)	(105,330)
Net change in liabilities to be assumed - discontinued operations	—	15,504
Net change in fed funds purchased	75,000	—
Proceeds from exercise of stock options	660	445
Repurchase of common stock	(7,411)	(17,075)
Net cash (used in) financing activities	(205,678)	(106,456)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(323,963)	(125,223)
CASH AND CASH EQUIVALENTS – beginning of period	466,328	268,392
CASH AND CASH EQUIVALENTS – end of period	$142,365	$143,169
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$5,850	$7,818
Income taxes paid	344	—

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

Adoption of New Accounting Standard

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Additionally, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease to retained earnings of $72,000, net of tax, as of January 1, 2020 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $1.3 million increase related to the allowance for credit losses on unfunded commitments mostly offset by an $854,000 decrease related to the allowance for credit losses on loans as well as a $20,000 increase related to held-to-maturity securities.

The Company finalized the adoption as of January 1, 2020 as detailed in the following table.

	January 1, 2020
		As Reported	Impact of
	Pre-ASC 326	Under	ASC 326
(in thousands)	Adoption	ASC 326	Adoption (1)
Assets:
Allowance for credit losses on debt securities held-to-maturity
U.S. states and political divisions - tax-exempt	$-	$13	$13
U.S. states and political divisions - taxable	-	7	7
Total allowance for credit losses on debt securities held-to-maturity	-	20	20
Allowance for credit losses on loans
Loans
Commercial and industrial	9,015	8,578	(437)
Commercial real estate	7,504	6,868	(636)
Construction and land	1,685	1,819	134
Residential mortgages	81	108	27
Home equity	63	121	58
Consumer	42	101	59
Other	145	78	(67)
Mortgage warehouse	-	8	8
Total allowance for credit losses on loans	18,535	17,681	(854)

Liabilities:
Allowance for credit losses on unfunded commitments	892	2,167	1,275
Total allowance for credit losses	$19,427	$19,868	$441

(1)  The adoption of CECL resulted in a reduction of retained earnings totaling $72,000, net of tax.

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity securities by individual security. Accrued interest receivable on held-to-maturity debt securities totaled $1.4 million at March 31, 2020, is recorded in Other Assets on the Consolidated Balance Sheets and excluded from the estimate of credit losses. The estimate of expected credit losses considers credit ratings and historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The held-to-maturity portfolio consists entirely of municipal securities. Securities are generally rated A or higher. Securities are analyzed individually to establish a CECL mark.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, Atlantic Capital evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (“OCI”).

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities totaled $1.1 million at March 31, 2020, is recorded in Other Assets on the Consolidated Balance Sheets and is not included in the estimate of credit losses.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. The Company may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from June 2015 to present. Adjustments to historical loss information are made when management determines historical data is not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Accrued interest receivable totaled $5.5 million at March 31, 2020, was reported in Other Assets on the Consolidated Balance Sheets, and was excluded from the estimate of credit losses for loans.

Collective Assessment

The allowance for credit losses on loans is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call code by pass, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans. Examples include CD-secured fintech loans, Small Business Administration (“SBA”) purchased loans, and TriNet loans.

The Company has elected the discounted cash flows (“DCF”) methodology with probability of default (“PD”) and loss given default (“LGD”) for all call code cohorts and TriNet. CD-secured fintech loans, and SBA purchased loans are measured with zero risk due to cash collateral and full guaranty, respectively.

The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12 month period. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. In cohorts where the Company’s historical data are insufficient due to less than 20 loans on average in the pool or zero defaults, management uses index PDs in place of the Company’s historical PDs. Additionally, management reviews all other cohorts to determine if index PDs should be used outside of these criteria.

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (non-accrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e. nonaccrual or charge-off). Due to very limited charge-off history, management uses index LGDs in place of the Company’s historical LGDs.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The calculation includes a 12-month PD forecast based on the Company’s regression model comparing peer nonperforming loan ratios to the national unemployment rate and the most recently published Wall Street Journal survey of economists’ forecast. After the forecast period, PD rates revert on a straight-line basis back to long-term average rates over a 12-month period. The forecast was derived from losses experienced by index banks during 2008-2013 time period related to the last recession. LGD rates then revert straight line back to long-term rates over a 12-month period.

The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the DCF methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled historical losses by a Qualitative and Environmental adjustment to incorporate all significant risks to form a sufficient basis to estimate the credit losses.

Individual Assessment

Loans classified as Nonaccrual, Troubled Debt Restructuring (“TDR”), or Reasonably Expected TDR will be reviewed quarterly for potential individual assessment. Any loan classified as a Nonaccrual or TDR that is not determined to need individual assessment will be evaluated collectively within its respective cohort. All Reasonably Expected TDR loans will be evaluated individually to account for expected modifications in loan terms.

Where the primary and/or expected source of repayment of a specific loan is believed to be the future liquidation of available collateral, impairment will generally be measured based upon expected future collateral proceeds, net of disposition expenses including sales commissions as well as other costs potentially necessary to sell the asset(s) (i.e. past due taxes, liens, etc.) Estimates of future collateral proceeds will be based upon available appraisals, reference to recent valuations of comparable properties, use of consultants or other professionals with relevant market and/or property-specific knowledge, and any other sources of information believed appropriate by management under the specific circumstances. When appraisals are ordered to support the impairment analysis of an impaired loan, the appraisal is reviewed by Atlantic Capital’s internal appraisal reviewer or a qualified third party reviewer.

Where the primary and/or expected source of repayment of a specific loan is believed to be the receipt of principal and interest payments from the borrower and/or the refinancing of the loan by another creditor, impairment will generally be measured based upon the present value of expected proceeds discounted at the contractual interest rate. Expected refinancing proceeds may be estimated from review of term sheets actually received by the borrower from other creditors and/or from the Company’s knowledge of terms generally available from other banks, asset-based lenders, factoring companies and institutional lenders (Government Sponsored Entities, insurance companies, etc.)

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayment assumptions will be determined by analysis of historical behavior by loan cohort.

Troubled Debt Restructurings

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. Any loan that is being considered for modification and expected to result in a TDR is identified as a Reasonably Expected TDR. Reasonably Expected TDRs are assessed in the CECL calculation utilizing their expected modified terms. The allowance for credit losses on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows when a rate modification has occurred.

Allowance for Credit Losses on Unfunded Commitments

Atlantic Capital estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Atlantic Capital. The allowance for credit losses on unfunded commitments is adjusted through a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective cohort level.

NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuance of London Interbank Offered Rate (“LIBOR”).  ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the impact that the discontinuance of LIBOR will have on its existing contracts and consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 (i.e., the first quarter of 2020). The Company did not elect the fair value option, and therefore, ASU 2019-05 did not impact the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework -

Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 31, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which intends to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and was effective for the Company on January 1, 2020. The new guidance did not have a material impact on its financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 was effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted and this totaled $72,000, net of tax.  For more information, refer to Note 1 of the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating this ASU to determine any potential impact to the Company’s Consolidated Financial Statements.

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

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Discontinued Operations

On April 5, 2019, the Bank completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business (the “Branch Sale”). FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans. FirstBank paid a deposit premium equal to 6.25% of the balance of assumed deposits, less a discount of 0.68% of purchased loans.

The income and expenses related to these branches for the three months ended March 31, 2019 are included in discontinued operations.

The following table presents results of the discontinued operations for the three months ended March 31, 2020 and 2019:

Components of Net Income from Discontinued Operations

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net interest income	$—	$3,125
Provision for loan losses	—	—
Net interest income after provision for loan losses	—	3,125
Service charges	—	481
Mortgage income	—	288
Other income	—	21
Total noninterest income	—	790
Salaries and employee benefits	—	2,427
Occupancy	—	339
Equipment and software	—	123
Amortization of intangibles	—	247
Communications and data processing	—	389
Divestiture expense	—	1,449
Other noninterest expense	—	358
Total noninterest expense	—	5,332
Net loss before provision for income taxes	—	(1,417)
Provision (benefit) for income taxes	—	(354)
Net loss from discontinued operations	$—	$(1,063)

There were no assets or liabilities related to discontinued operations on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

NOTE 4 – BALANCE SHEET OFFSETTING

Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.

The following table presents a summary of amounts outstanding in derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements at March 31, 2020 and 2019. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
(in thousands)	Recognized	Offset on the	Asset	Financial	Collateral
March 31, 2020	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$24,352	$—	$24,352	$—	$—	$24,352
Total	$24,352	$—	$24,352	$—	$—	$24,352

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$12,357	$—	$12,357	$(12,357)	$—	$—
Total	$12,357	$—	$12,357	$(12,357)	$—	$—

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2019	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$8,856	$—	$8,856	$—	$—	$8,856
Total	$8,856	$—	$8,856	$—	$—	$8,856

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$5,647	$—	$5,647	$(5,647)	$—	$—
Total	$5,647	$—	$5,647	$(5,647)	$—	$—

NOTE 5 – SECURITIES

The following table presents the amortized cost, fair value, and allowance for credit losses on securities available-for-sale and held-to-maturity at March 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2020
Available-For-Sale
U.S. states and political divisions	$81,822	$1,176	$(105)	$82,893
Trust preferred securities	4,814	—	(564)	4,250
Corporate debt securities	19,549	72	(237)	19,384
Residential mortgage-backed securities	166,627	7,276	(40)	173,863
Total available-for-sale	272,812	8,524	(946)	280,390

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	186,029	4,551	(640)	189,940	(14)	186,015
Total held-to-maturity	186,029	4,551	(640)	189,940	(14)	186,015
Total securities	$458,841	$13,075	$(1,586)	$470,330	$(14)	$186,015

		Gross	Gross
December 31, 2019	Amortized	Unrealized	Unrealized
Available-For-Sale	Cost	Gains	Losses	Fair Value
U.S. states and political divisions	$81,865	$863	$(243)	$82,485
Trust preferred securities	4,808	—	(120)	4,688
Corporate debt securities	19,557	363	—	19,920
Residential mortgage-backed securities	173,047	2,797	(476)	175,368
Total available-for-sale	279,277	4,023	(839)	282,461

Held-to-Maturity
U.S. states and political divisions	116,972	104	(1,785)	115,291
Total held-to-maturity	116,972	104	(1,785)	115,291
Total securities	$396,249	$4,127	$(2,624)	$397,752

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the three months ended March 31, 2020.

	For the Three Months Ended March 31,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total
	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$—	$—	$—
Impact of adopting ASU 2016-13	13	7	20
Provision for credit losses	(3)	(3)	(6)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$10	$4	$14

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. Accrued interest receivable on held-to-maturity debt securities totaled $1.4 million at March 31, 2020 and $796,000 at December 31, 2019 and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Atlantic Capital monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2020, aggregated by credit quality indicator.

	Held-to-Maturity
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total
March 31, 2020	(in thousands)
Aa1	$32,324	$7,749	$40,073
Aa2	32,185	20,879	53,064
Aa3	19,463	4,048	23,511
Aaa	48,593	20,788	69,381
Total	$132,565	$53,464	$186,029

As of March 31, 2020, there were no debt securities held-to-maturity that were classified as either nonaccrual or past due over 89 days and still accruing.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Within 1 year	$6,037	$6,016	$—	$—
Over 1 year through 5 years	4,539	4,545	—	—
5 years to 10 years	36,003	35,647	319	307
Over 10 years	59,606	60,319	185,710	189,633
	106,185	106,527	186,029	189,940
Residential mortgage-backed securities	166,627	173,863	—	—
Total	$272,812	$280,390	$186,029	$189,940

The following table summarizes available-for-sale and held-to-maturity securities in an unrealized loss position as of March 31, 2020 and December 31, 2019.

	Less than 12 months		12 months or greater		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale
U.S. states and political divisions	$1,973	$(17)	$8,245	$(88)	$10,218	$(105)
Trust preferred securities	—	—	4,250	(564)	4,250	(564)
Corporate debt securities	9,851	(149)	2,942	(88)	12,793	(237)
Residential mortgage-backed securities	—	—	7,685	(40)	7,685	(40)
Total available-for-sale	11,824	(166)	23,122	(780)	34,946	(946)
Held-to-Maturity
U.S. states and political divisions	52,736	(640)	—	—	52,736	(640)
Total held-to-maturity	52,736	(640)	—	—	52,736	(640)
Total securities	$64,560	$(806)	$23,122	$(780)	$87,682	$(1,586)

December 31, 2019
Available-for-Sale
U.S. states and political divisions	$20,019	$(190)	$4,090	$(53)	$24,109	$(243)
Trust preferred securities	—	—	4,687	(120)	4,687	(120)
Residential mortgage-backed securities	10,751	(78)	30,292	(398)	41,043	(476)
Total available-for-sale	30,770	(268)	39,069	(571)	69,839	(839)
Held-to-Maturity
U.S. states and political divisions	96,854	(1,785)	—	—	96,854	(1,785)
Total held-to-maturity	96,854	(1,785)	—	—	96,854	(1,785)
Total securities	$127,624	$(2,053)	$39,069	$(571)	$166,693	$(2,624)

At March 31, 2020, there were 26 available-for-sale securities and 24 held-to-maturity securities that were in an unrealized loss position. At December 31, 2019, there were 77 available-for-sale securities and 35 held-to-maturity securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2020 and December 31, 2019 were attributable to changes in market interest rates. No credit impairment was recorded for those securities in an unrealized loss position for the first quarter of 2020 or 2019.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. No securities were sold during the three months ended March 31, 2020 and 2019.

Investment securities with a carrying value of $33.8 million and $32.3 million were pledged to secure public funds and other borrowings at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, Atlantic Capital had investments with a carrying value of $5.1 million and $4.7 million, respectively, in Small Business Investment Companies (“SBICs”) where Atlantic Capital is the limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the first quarter of 2020 and 2019, the Company did not record any impairments on these SBICs. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio as of March 31, 2020 and December 31, 2019, is summarized below.

	March 31, 2020	December 31, 2019
	(in thousands)
Loans held for sale
Loans held for sale	—	370
Total loans held for sale	$—	$370

Loans held for investment
Commercial loans:
Commercial and industrial	$760,062	$705,115
Commercial real estate	910,131	916,328
Construction and land	126,822	127,540
Mortgage warehouse participations	—	13,941
Total commercial loans	1,797,015	1,762,924
Residential:
Residential mortgages	31,761	31,315
Home equity	23,479	25,002
Total residential loans	55,240	56,317
Consumer	58,164	37,765
Other	25,488	19,552
Total loans	1,935,907	1,876,558
Less net deferred fees and other unearned income	(2,998)	(3,034)
Less allowance for credit losses on loans	(24,896)	(18,535)
Loans held for investment, net	$1,908,013	$1,854,989

At March 31, 2020 and December 31, 2019, loans with a carrying value of $454.9 million and $729.6 million, respectively, were pledged as collateral to secure Federal Home Loan Bank of Atlanta (“FHLB”) advances and the Federal Reserve discount window.

The fair value adjustments on purchased loans outside the scope of ASC 310‑30 are accreted to interest income over the life of the loans. At March 31, 2020, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310‑30 was $284,000 compared to $279,000 at December 31, 2019.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  It is comprised of specific allowance for individually assessed loans and a general allowance for loans that are collectively assessed in pools with similar risk characteristics. The allowance is regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loan portfolio.  Refer to Note 1, “Accounting Policies and Basis of Presentation” to the Consolidated Financial Statements for additional information.

The following table presents the balance and activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020				2019
	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total
	(in thousands)
Allowance for credit losses on loans
Beginning balance, prior to adoption of ASC 326	$18,203	$145	$187	$18,535	$17,322	$292	$237	$17,851
Impact of adopting ASC 326	(947)	8	85	(854)	—	—	—	—
Provision for loan losses	6,652	386	371	7,409	607	156	51	814
Loans charged-off	(96)	(125)	—	(221)	(549)	(9)	(37)	(595)
Recoveries	18	1	8	27	17	8	12	37
Total ending allowance balance	$23,830	$415	$651	$24,896	$17,397	$447	$263	$18,107

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

Troubled Debt Restructurings

Troubled Debt Restructurings are made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs do not accrue interest and are included as nonperforming assets (“NPAs”) within nonaccrual loans (“NPLs”). TDRs which are accruing interest based on the restructured terms are considered performing.

As of March 31, 2020 and December 31, 2019, the Company had a recorded investment in TDRs of $14.5 million and $13.2 million, respectively. The Company allocated $527,000 in allowance for those loans at March 31, 2020 and had commitments to lend additional funds of $6,000 on loans modified as TDRs as of March 31, 2020. The Company had commitments to lend additional funds of $4,000 on loans modified as TDRs as of December 31, 2019.

Loans, by portfolio class, modified as TDRs during the three months ended March 31, 2020 and 2019 are as follows:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Loans	Recorded Investment	Recorded Investment
		(in thousands)
Three Months Ended March 31, 2020
Commercial and industrial	1	$67	$67
Commercial real estate	1	1,945	1,945
Total	2	$2,012	$2,012

Three Months Ended March 31, 2019
Commercial and industrial	3	$853	$853
Commercial real estate	2	926	926
Total	5	$1,779	$1,779

The Company did not forgive any principal on TDRs during the three months ended March 31, 2020 and 2019.

During the three months ended March 31, 2020,  two commercial loans totaling $320,000, which were previously modified as TDRs, had a payment default within twelve months following the modification.  These TDRs that subsequently defaulted decreased the allowance for credit losses by $18,000 due to a paydown and did not result in any charge-offs during the three months ended March 31, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Atlantic Capital individually rates loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, consumer credit risk scores (Fair Isaac Corporation  (FICO) scores), rating agency information, loan-to-value ratios, collateral, collection experience, and other internal metrics. The likelihood of default of a credit transaction is graded in the Obligor Rating and is determined through credit analysis. Ratings are generally reviewed at least annually or more frequently if there is a material change in creditworthiness. Exceptions to this policy may include well-collateralized term loans and loans to individuals with limited exposure or complexity.

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

As of March 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
	(in thousands)
March 31, 2020
Commercial - commercial and industrial:
Risk rating
Pass	$45,145	$179,407	$124,406	$57,275	$40,215	$15,505	$228,368	$690,321
Special mention	—	238	10,980	345	—	90	33,537	45,190
Substandard	—	840	3,810	2,293	1,059	6,861	9,469	24,332
Doubtful	—	—	—	—	—	219	—	219
Total commercial - commercial and industrial	$45,145	$180,485	$139,196	$59,913	$41,274	$22,675	$271,374	$760,062
Commercial - commercial real estate:
Risk rating
Pass	$27,699	$169,061	$142,747	$124,580	$169,019	$240,821	$10,287	$884,214
Special mention	—	2,894	566	851	—	3,976	—	8,287
Substandard	—	—	1,602	3,028	—	12,960	40	17,630
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial real estate loans	$27,699	$171,955	$144,915	$128,459	$169,019	$257,757	$10,327	$910,131
Commercial - construction and land:
Risk rating
Pass	$17,218	$69,623	$32,362	$—	$5,707	$1,912	$—	$126,822
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial - construction and land loans	$17,218	$69,623	$32,362	$—	$5,707	$1,912	$—	$126,822
Residential - mortgages:
Risk rating
Pass	$11	$3,468	$18,573	$3,288	$5,682	$232	$239	$31,493
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	26	242	—	268
Doubtful	—	—	—	—	—	—	—	—
Total residential - mortgage loans	$11	$3,468	$18,573	$3,288	$5,708	$474	$239	$31,761
Residential - home equity:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$23,479	$23,479
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential - home equity loans	$—	$—	$—	$—	$—	$—	$23,479	$23,479
Consumer:
Risk rating
Pass	$30,071	$18,522	$103	$71	$70	$5,719	$3,608	$58,164
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$30,071	$18,522	$103	$71	$70	$5,719	$3,608	$58,164
Consumer - other:
Risk rating
Pass	$29,821	$16,016	$4,853	$2,131	$235	$(45,053)	$10,223	$18,226
Special mention	—	6,798	—	—	—	—	—	6,798
Substandard	—	—	—	464	—	—	—	464
Doubtful	—	—	—	—	—	—	—	—
Total consumer - other loans	$29,821	$22,814	$4,853	$2,595	$235	$(45,053)	$10,223	$25,488

Total:
Pass	$149,965	$456,097	$323,044	$187,345	$220,928	$219,136	$276,204	$1,832,719
Special Mention	—	9,930	11,546	1,196	—	4,066	33,537	60,275
Substandard	—	840	5,412	5,785	1,085	20,063	9,509	42,694
Doubtful	—	—	—	—	—	219	—	219
Total	$149,965	$466,867	$340,002	$194,326	$222,013	$243,484	$319,250	$1,935,907

As of December 31, 2019, the risk category of loans by class of loans is as follows.

		Special	Substandard	Substandard	Doubtful
	Pass	Mention	Accruing	Nonaccruing	Nonaccruing	Total
	(in thousands)
December 31, 2019
Commercial and industrial	$648,895	$40,179	$10,051	$5,990	$-	$705,115
Commercial real estate	891,078	5,483	19,504	263	-	916,328
Construction and land	127,540	-	-	-	-	127,540
Residential mortgages	30,941	-	119	151	104	31,315
Home equity	24,302	-	-	700	-	25,002
Mortgage warehouse	13,941	-	-	-	-	13,941
Consumer/Other	56,336	500	481	-	-	57,317
Total Loans	$1,793,033	$46,162	$30,155	$7,104	$104	$1,876,558

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2020:

	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$3,276	$2,641	$5,917	$—
Commercial real estate	182	—	182	85
Total commercial loans	3,458	2,641	6,099	85
Residential mortgages	151	—	151	180
Total loans	$3,609	$2,641	$6,250	$265

The gross additional interest income that would have been earned during the three months ended March 31, 2020 had performing TDRs performed in accordance with the original terms is immaterial. Atlantic Capital recognized interest income on nonaccrual loans of $31,000 and $63,000 during the three months ended March 31, 2020 and 2019, respectively.

The following table presents the amortized cost basis of collateral dependent impaired loans by class of loans as of March 31, 2020:

	Real	Accounts		Business	SBA
	Property	Receivable	Equipment	Assets	Guaranty-75%	Total
Commercial loans:
Commercial and industrial	$2,459	$523	$1,042	$192	$840	$5,056
Commercial real estate	73	—	109	—	—	182
Total commercial loans	2,532	523	1,151	192	840	5,238
Residential mortgages	151	—	—	—	—	151
Total loans	$2,683	$523	$1,151	$192	$840	$5,389

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans.

	As of March 31, 2020
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$11,722	$714	$—	$5,917	$18,353	$741,709	$760,062
Commercial real estate	1,204	3,082	85	182	4,553	905,578	910,131
Construction and land	—	—	—	—	—	126,822	126,822
Residential mortgages	—	156	180	151	487	31,274	31,761
Home equity	—	—	—	—	—	23,479	23,479
Consumer	1,908	903	—	—	2,811	80,841	83,652
Total Loans	$14,834	$4,855	$265	$6,250	$26,204	$1,909,703	$1,935,907

	As of December 31, 2019
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total
	(in thousands)
Loans by Classification
Commercial and industrial	$4,069	$30	$—	$5,990	$10,089	$695,026	$705,115
Commercial real estate	1,194	—	85	262	1,541	914,787	916,328
Construction and land	—	—	—	—	—	127,540	127,540
Residential mortgages	707	—	—	256	963	30,352	31,315
Home equity	—	—	—	700	700	24,302	25,002
Mortgage warehouse	—	—	—	—	—	13,941	13,941
Consumer	136	—	—	—	136	57,181	57,317
Total Loans	$6,106	$30	$85	$7,208	$13,429	$1,863,129	$1,876,558

The following table presents loans purchased and/or sold during the three months ended March 31, 2020 by portfolio class:

	As of March 31, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total
	(in thousands)

Repurchases of SBA participations	$-	$-	$-	$-
SBA Purchases	-	-	-	-
SBA Sales	5,964	158	277	6,399
Total Loans	$5,964	$158	$277	$6,399

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Atlantic Capital considered the declining market conditions generated by the COVID-19 pandemic in late March 2020 and concluded that no impairment existed at March 31, 2020 surrounding goodwill or other intangible assets. The Company will continue to monitor the economic impact of COVID-19 on its ongoing assessment of goodwill.

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

The following table presents activity for goodwill and other intangible assets for the first quarter of 2020 and 2019:

	For the Three Months Ended March 31,
	Goodwill	Core Deposit Intangible	Total
	(in thousands)
2020
Balance, beginning of period	$19,925	$—	$19,925
Amortization	—	—	—
Balance, end of period	$19,925	$—	$19,925

2019
Balance, beginning of period	$21,690	$1,405	$23,095
Amortization	—	(247)	(247)
Balance, end of period	$21,690	$1,158	$22,848

On January 1, 2020, the Company adopted 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This guidance simplified goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined. Now, entities must compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value.

NOTE 8 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the balance of SBA loans sold and serviced by Atlantic Capital totaled $175.4 million and $185.5 million, respectively.

Changes in the balance of servicing assets for the three months ended March 31, 2020 and 2019 are presented in the following table.

	Three Months Ended March 31,
SBA Loan Servicing Assets	2020	2019
	(in thousands)
Beginning carrying value, net	$2,731	$2,539
Additions	105	298
Amortization	(313)	(160)
Ending carrying value	$2,523	$2,677

At March 31, 2020 and December 31, 2019, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	March 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value of retained servicing assets	$2,607	$2,842
Weighted average life	3.43 years	3.77 years
Prepayment speed:	16.35%	14.87%
Decline in fair value due to a 10% adverse change	$(126)	$(150)
Decline in fair value due to a 20% adverse change	$(224)	$(254)
Weighted average discount rate	13.59%	13.66%
Decline in fair value due to a 100 bps adverse change	$(75)	$(98)
Decline in fair value due to a 200 bps adverse change	$(128)	$(156)

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

Changes in the balance of TriNet servicing assets for the three months ended March 31, 2020 and 2019 are presented in the following table.

	Three Months Ended March 31,
TriNet Servicing Assets	2020	2019
	(in thousands)
Beginning carrying value, net	$296	$444
Amortization	(34)	(38)
Ending carrying value	$262	$406

At March 31, 2020 and December 31, 2019, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	March 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value of retained servicing assets	$398	$414
Weighted average life	5.33 years	5.58 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(5)	$(5)
Decline in fair value due to a 20% adverse change	$(9)	$(10)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(8)	$(9)
Decline in fair value due to a 200 bps adverse change	$(16)	$(18)

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

	For the Three Months Ended
	March 31, 2020
		Income
		Tax
	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$6,081	$(1,520)	$4,561
Unrealized net gains (losses) on investment securities available-for-sale	4,394	(1,077)	3,317
Unrealized net gains (losses) on derivatives	8,582	(2,114)	6,468
Accumulated other comprehensive income (loss) end of period	$19,057	$(4,711)	$14,346

	For the Three Months Ended
	March 31, 2019
		Income
		Tax
	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount
	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(13,743)	$3,438	$(10,305)
Unrealized net gains (losses) on investment securities available-for-sale	8,472	(2,119)	6,353
Unrealized net gains (losses) on derivatives	1,389	(347)	1,042
Accumulated other comprehensive income (loss) end of period	$(3,882)	$972	$(2,910)

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

The following table represents the earnings per share calculations for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
(in thousands, except share and per share amounts)
Net income from continuing operations	$2,124	$6,440
Net loss from discontinued operations	—	(1,063)
Net income available to common shareholders	$2,124	$5,377

Weighted average shares outstanding
Basic (1)	21,689,038	24,855,171
Effect of dilutive securities:
Stock options and performance share awards	153,137	164,213
Diluted	21,842,175	25,019,384

Net income (loss) per common share - basic
Net income per common share - continuing operations	$0.10	$0.26
Net loss per common share - discontinued operations	—	(0.04)
Net income per common share - basic	$0.10	$0.22
Net income (loss) per common share - diluted
Net income per common share - continuing operations	$0.10	$0.26
Net loss per common share - discontinued operations	—	(0.04)
Net income per common share - diluted	$0.10	$0.21

(1)	Unvested restricted shares are participating securities and included in basic share calculations.

Stock options outstanding of 109,540 at March 31, 2020 and 244 at March 31, 2019 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.

The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 21,479,986 shares of common stock issued and outstanding at March 31, 2020. At December 31, 2019, 21,751,026 shares of common stock were issued and outstanding.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank paid dividends totaling $12.5 million to Atlantic Capital during the three months ended March 31, 2020.  No dividends were paid by the Bank during the three months ended March 31, 2019. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

During the first quarter of 2020, the Company completed the $85.0 million stock repurchase program authorized by the Board of Directors on November 14, 2018. On March 4, 2020, the Board of Directors authorized a new stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock. The repurchase program commenced immediately with respect to $15 million of stock, and the remaining $10 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will constitute authorized but unissued shares. During the first quarter of 2020, the Company repurchased 419,000 shares totaling $7.4 million, of which 114,592 shares totaling $1.6 million were purchased under the new stock buyback program with the remaining shares purchased under the previous program. The Company paused repurchases in March 2020 as part of its holding company liquidity planning in response to the COVID-19 pandemic.

NOTE 11 – DERIVATIVES AND HEDGING

Risk Management

Atlantic Capital’s objectives in using interest rate derivatives are to stabilize net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.

Cash Flow Hedges

At March 31, 2020, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2020 and December 31, 2019, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of  $150.0 million and $175.0 million, respectively.

No  hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three months ended March 31, 2020 and 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $1.2 million will be reclassified as  an increase to loan interest income over the next twelve months related to these cash flow hedges.

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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income. At March 31, 2020 and December 31, 2019, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $73.0 million and $89.5 million, respectively.

Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At March 31, 2020 and December 31,

2019, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $147.8 million and $149.1 million, respectively.

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

In accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At March 31, 2020 and December 31, 2019, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $14.6 million and $13.6 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

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

To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At March 31, 2020 and December 31, 2019, Atlantic Capital had credit risk participation agreements with a notional amount of $7.2 million and $7.7 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of March 31, 2020 and December 31, 2019:

Derivatives designated as hedging instruments under ASC 815

		March 31, 2020		December 31, 2019
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$150,000	$12,110	$125,000	$3,578

Cash flow hedge of LIBOR based loans	Other liabilities	$—	$—	$50,000	$8

Derivatives not designated as hedging instruments under ASC 815

		March 31, 2020		December 31, 2019
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Customer swap positions	Other assets	$36,508	$2,265	$44,763	$1,025
Zero premium collar	Other assets	73,913	9,977	74,562	4,253
		$110,421	$12,242	$119,325	$5,278

Dealer offsets to customer swap positions	Other liabilities	$36,508	$2,295	$44,763	$1,090
Dealer offset to zero premium collar	Other liabilities	73,913	10,049	74,562	4,545
Credit risk participation	Other liabilities	7,188	13	7,657	4
		$117,609	$12,357	$126,982	$5,639

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019.

Derivatives not designated as hedging instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative
(in thousands)	Income on Derivative	Three Months Ended March 31,
		2020	2019
Interest rate products	Other income	$(254)	$(110)
Other contracts	Other income	8	(1)
Total		$(246)	$(111)

The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three months ended March 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31,
	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives		Gain or (Loss) Reclassified from Accumulated OCI in Income
	(Effective Portion)		(Effective Portion)
(in thousands)	2020	2019	Location	2020	2019
Interest rate swaps	$5,599	$1,268	Interest income	$(142)	$(121)

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT

There were no Federal Home Loan Bank borrowings outstanding as of March 31, 2020 and December 31, 2019.There was no interest expense for FHLB borrowings for the three months ended March 31, 2020 and 2019.

At March 31, 2020, the Company had available line of credit commitments with the FHLB totaling $872.8 million, with no outstanding FHLB advances. However, based on actual collateral pledged, $149.0 million was available. At March 31, 2020, the Company had an available line of credit based on the collateral available of $305.9 million with the Federal Reserve Bank of Atlanta (“FRB”). Interest expense on federal funds purchased for the three months ended March 31, 2020 and 2019 totaled $32,000 and $118,000, respectively.

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

Subordinated debt is summarized as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	84	127
Subordinated debt, net	$49,916	$49,873

All subordinated debt outstanding at March 31, 2020 matures after more than five years.

NOTE 13 – SHARE-BASED COMPENSATION

Atlantic Capital sponsors a stock incentive plan for the benefit of directors and employees. Under the Company’s 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018), there were approximately 4,525,000 shares reserved for issuance to directors, employees, and independent contractors of Atlantic Capital and its affiliates. The Compensation Committee has the authority to grant the following: an incentive or nonqualified option; a stock appreciation right (“SAR”), which includes a related SAR or a freestanding SAR; a restricted award (including a restricted stock award or a restricted stock unit award); a performance award (including a performance share award or a performance unit award); a phantom stock award; an other stock-based award; a cash bonus award; a dividend equivalent award; or any other award granted under the plan.

At March 31, 2020, approximately  3,129,000 additional awards could be granted under the plan. Through March 31, 2020, incentive stock options, nonqualified stock options, restricted stock awards, performance share awards, and other stock-based awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company accounts for stock options in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. Total stock-based compensation expense recognized by the Company for the three months ended March 31, 2020 and 2019 for stock option grants was $18,000 and $81,000, respectively. Unrecognized stock-based compensation expense related to stock option grants at March 31, 2020 and 2019 was $42,000, and $268,000, respectively. At March 31, 2020 and 2019, the weighted average period over which this unrecognized expense is expected to be recognized was 0.6 years, and 1.7 years, respectively. The weighted average remaining contractual life of options outstanding at March 31, 2020 was 2.3 years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during the three months ended March 31, 2019. No stock options were granted/modified during the first quarter of 2020.

	For the three months ended March 31,
	2020	2019
Risk‑free interest rate	—%	2.27%
Expected term in years	—	1.82
Expected stock price volatility	—%	26.8%
Dividend yield	—%	—%

The following table represents stock option activity for the three months ended March 31, 2020:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, December 31, 2019	318,980	$11.47
Granted/modified(1)	—	—
Exercised	(60,940)	10.82
Forfeited(1)	—	—
Expired	—	—
Outstanding, March 31, 2020	258,040	$11.62	2.31	$316
Exercisable, March 31, 2020	248,040	$11.49	2.18	$316

(1)	During the three months ended March 31, 2020, the Company did not modify any options.

The total fair value of option shares vested for the three months ended March 31, 2020 and 2019 was $0 and $56,000, respectively.

In 2019 and 2020, the Company granted performance share awards under Atlantic Capital’s 2015 Stock Incentive Plan to members of executive management to evidence awards granted under the Long Term Incentive Plan. The Company also granted restricted stock awards to certain employees in 2019 and 2020 under the 2015 Stock Incentive Plan. Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards are based on the fair value of Atlantic Capital’s stock at the grant date adjusted for market conditions, as well as the subsequent achievement of performance conditions over the vesting period. The value of restricted stock awards and performance share awards that are expected to vest is amortized into expense over the vesting period. Restricted stock awards may cliff vest over 1-3 years or vest on a pro-rata basis, generally over 3 years. The market value at the date of award is amortized by charges to compensation expense over the vesting period.

Compensation expense related to restricted stock and performance shares for the three months ended March 31, 2020 and 2019 was $383,000 and $491,000, respectively. Unrecognized compensation expense associated with restricted stock was $3.1 million as of March 31, 2020 and $3.3 million as of March 31, 2019. At March 31, 2020 and March 31, 2019, the weighted average period over which this unrecognized expense is to be recognized was 2.43 years and 2.45 years, respectively. During the three months ended March 31, 2020 and 2019, there were 123,833 and 104,350 restricted stock and performance share awards granted at a weighted average grant price of $19.15 and $20.03 per share, respectively.

The Company did not modify any options during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company modified options for 5,000 shares and 1,561 restricted stock awards to one individual. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $28,000 for the three months ended March 31, 2019.

The following table represents restricted stock and performance share award activity for the three months ended March 31, 2020:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding, December 31, 2019	292,877	$19.00
Granted/modified(1)	123,833	19.15
Vested	(21,162)	18.98
Forfeited	(4,729)	18.47
Outstanding, March 31, 2020	390,819	$19.06

(1)	During the three months ended March 31, 2020, the Company did not modify any restricted stock awards.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three months ended March 31, 2020 and 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

	Fair Value Measurements at March 31, 2020 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$82,893	$—	$82,893
Trust preferred securities	—	4,250	—	4,250
Corporate debt securities	—	19,384	—	19,384
Mortgage-backed securities	—	173,863	—	173,863
Total securities available-for-sale	$—	$280,390	$—	$280,390
Interest rate derivative assets	$—	$24,352	$—	$24,352
Interest rate derivative liabilities	$—	$12,357	$—	$12,357

	Fair Value Measurements at December 31, 2019 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$82,485	$—	$82,485
Trust preferred securities	—	4,688	—	4,688
Corporate debt securities	—	19,920	—	19,920
Mortgage-backed securities	—	175,368	—	175,368
Total securities available-for-sale	$—	$282,461	$—	$282,461
Interest rate derivative assets	$—	$8,856	$—	$8,856
Interest rate derivative liabilities	$—	$5,647	$—	$5,647

For the three months ended March 31, 2020 and twelve months ended December 31, 2019, there was no change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
March 31, 2020	Measurement	Measurement	Measurement	Total
(in thousands)
Impaired Loans	$—	$—	$4,092	$4,092

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2019	Measurement	Measurement	Measurement	Total
(in thousands)
Impaired Loans	$—	$—	$4,288	$4,288

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

The short maturity of Atlantic Capital’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits in other banks, other short-term investments, Federal Reserve Bank stock, and FHLB stock. The fair value of securities equals quoted market prices, if available.  If a quoted market price is not available, fair value is estimated used quoted market prices for similar securities or dealer quotes. Due to the short-term settlement of accrued interest receivable and payable, the carrying amount closely approximates fair value.

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at March 31, 2020 and December 31, 2019.

	Fair Value Measurements at
	March 31, 2020 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$27,536	$27,536	$—	$—
Interest-bearing deposits in banks	114,829	114,829	—	—
Total securities available-for-sale	280,390	—	280,390	—
Total securities held-to-maturity	186,015	—	189,940	—
FHLB stock	2,680	—	—	2,680
Federal Reserve Bank stock	9,998	—	—	9,998
Loans held for investment, net	1,932,909	—	—	1,959,047
Derivative assets	24,352	—	24,352	—
Financial liabilities:
Deposits	$2,225,119	$—	$2,193,020	$—
Subordinated debt	49,916	—	50,270	—
Derivative financial instruments	12,357	—	12,357	—

	Fair Value Measurements at
	December 31, 2019 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial assets:
Cash and due from banks	$45,249	$45,249	$—	$—
Interest-bearing deposits in banks	421,079	421,079	—	—
Total securities available-for-sale	282,461	—	282,461	—
Total securities held-to-maturity	116,972	—	115,291	—
FHLB stock	2,680	—	—	2,680
Federal Reserve Bank stock	9,998	—	—	9,998
Loans held for investment, net	1,873,524	—	—	1,890,258
Loans held for sale	370	—	370	—
Derivative assets	8,856	—	8,856	—
Financial liabilities:
Deposits	$2,499,046	$—	$2,421,957	$—
Subordinated debt	49,873	—	50,081	—
Derivative financial instruments	5,647	—	5,647	—

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

Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$680,946	$735,905
Standby letters of credit	8,674	8,053
	$689,620	$743,958

Minimum lease payments	$19,495	$20,055

The Company also had commitments related to investments in SBICs totaling $2.2 million and $2.4 million at March 31, 2020 and December 31, 2019, respectively.

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

Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Deposit account analysis fees and charges	$934	$546
ATM fees	20	47
NSF fees	18	14
Wire fees	133	110
Foreign exchange fees	126	73
Other	1	4
Total service charges - continuing operations	1,232	794
Service charges - discontinued operations	—	481
Total service charges	$1,232	$1,275

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of March 31, 2020, operating lease ROU assets and liabilities were $11.4 million and $16.3 million, respectively, compared to $11.9 million and $16.9 million, respectively, as of December 31, 2019. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets. Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component.

Rent expense for the three months ended March 31, 2020 and 2019 was $603,000 and $679,000, respectively, which were included in occupancy expense in the Consolidated Statements of Income.

The table below summarizes the Company’s net lease cost:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$594	$665
Short-term lease cost	9	14
Sublease income	(90)	(74)
Net lease cost	$513	$605

The tables below summarize other information related to the Company’s operating leases:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$560	$521
Right-of-use assets obtained in exchange for new finance lease liabilities	—	14,491

	For the Three Months Ended March 31,
	2020	2019
Weighted-average remaining lease term - operating leases	8.8 years	8.6 years

Weighted-average discount rate - operating leases	3.05%	3.25%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2020
(in thousands)
Twelve Months Ended:
March 31, 2021	$2,013
March 31, 2022	2,263
March 31, 2023	2,351
March 31, 2024	1,996
March 31, 2025	1,909
Thereafter	8,963
Total future minimum lease payments	19,495
Less: Interest	(3,170)
Present value of net future minimum lease payments	$16,325

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q of Atlantic Capital Bancshares, Inc. (the “Company” or “Atlantic Capital”) contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

The impact of the COVID-19 pandemic and the responses of governmental authorities on our operations, including declines in credit quality, strains on capital and liquidity, fluctuations in our payment processing business, and declines in deposits;

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
•

other risks and factors identified in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10‑K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors.”

Response to COVID-19

As the COVID-19 pandemic affected all areas of economic and social life, Atlantic Capital responded with measures to protect the health of its community, customers and employees. The Company implemented work-from-home initiatives for employees when possible, ceased non-essential business related travel, and began regular meetings of its executive leadership and incident response teams to direct the Company’s response to the ever-changing environment.

In addition, Atlantic Capital has taken the following steps to assist borrowers during these challenging times, consistent with sound banking practice:

•	facilitating approximately $239 million in loan applications for business borrowers through the Paycheck Protection Program (“PPP”) as of May 5, 2020;

•	evaluating business segments in our market areas to identify areas of need and focus our assessment and management of portfolio risk;
•	offering approximately $429 million in payment deferrals to existing customers with a streamlined loan modification process when appropriate;
•	communicating with customers in order to assess developing credit situations and needs; and
•	engaging in liquidity planning, including pausing stock repurchases in March.

The COVID-19 pandemic has negatively impacted the global economy, and in response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to Atlantic Capital include, but are not limited to:

•

Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

•

Paycheck Protection Program - The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA. The PPP is a loan program designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will generally forgive loans if all employees are kept on the payroll for eight weeks and the money is used for certain payroll, rent, mortgage interest, or utilities expenses.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications – A loan modification that does not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.

•

Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

•	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Atlantic Capital are in accordance with GAAP and conform to general practices within the banking industry. Atlantic Capital’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Atlantic Capital’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Atlantic Capital’s accounting for the allowance for credit losses on loans, fair value measurements, and income tax related items. On January 1, 2020, the Company adopted ASC 326, which changes the accounting for the allowance for credit losses. For a discussion of this new accounting policy, refer to Note 1 of the March 31, 2020 Consolidated Financial Statements. Other significant accounting policies are discussed in the Notes to Consolidated Financial Statements within Atlantic Capital’s Annual Report.

Non-GAAP Financial Measures.

This Form 10‑Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Atlantic Capital management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin – continuing operations; (iv) taxable equivalent net interest margin; (v) taxable equivalent income and income tax expense; (vi) tangible assets; (vii) tangible common equity; (viii) tangible book value per common share.

Management believes that non-GAAP financial measures provide a greater understanding of ongoing performance and operations, and enhance comparability with prior periods. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as determined in accordance with GAAP, and investors should consider Atlantic Capital’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. Non-GAAP financial measures may not be comparable to non- GAAP financial measures presented by other companies. A reconciliation of these non-GAAP financial measures to GAAP financial measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

Atlantic Capital reported net income from continuing operations of $2.1 million for the first quarter of 2020 compared to net income from continuing operations of $6.4 million for the first quarter of 2019. Diluted income per common share from continuing operations was $0.10 for the first quarter of 2020, compared to $0.26 for the same period in 2019.

The decrease in net income from continuing operations for the three months ended March 31, 2020, compared to the same period in 2019, was primarily attributable to a $7.3 million increase in the provision for credit losses due to the expected impact from the economic slowdown from the COVID-19 pandemic. The decrease in net income from continuing operations was partially offset by a  decrease in noninterest expense of $918,000, or 39%, and a $679,000, or 3%, increase in taxable equivalent net interest income from continuing operations.

Taxable equivalent net interest income from continuing operations was $21.2 million for the first quarter of 2020, compared to $20.5 million for the first quarter of 2019. Taxable equivalent net interest margin from continuing operations decreased to 3.41% for the three months ended March 31, 2020 from 3.74% for the three months ended March 31, 2019. The margin decrease for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower interest rates on loans resulting from Federal Funds rate decreases during 2019 and early 2020.

Provision for credit losses for the quarter ended March 31, 2020 totaled $8.1 million, an increase of $7.3 million from the quarter ended March 31, 2019. The adoption of ASC 326 added a forecasting element to the calculation of expected credit losses in the first quarter of 2020, which contributed to the increase in provision.  The COVID-19 pandemic was factored into adverse economic forecasts used under the CECL model that likely would not have affected results to the same degree under the incurred loss model used prior to 2020.

Noninterest income increased $86,000, or 4%, to $2.4 million from the first quarter of 2019. The increase was primarily due to an increase of $438,000, or 55%, in income from service charges resulting from continued growth in the payments processing business. Mostly offsetting these increases was a decrease in SBA lending activities of $672,000, or 62%, compared to the first quarter of 2019 due to lower SBA origination volume and a decrease in loan premiums.

For the first quarter of 2020, noninterest expense from continuing operations decreased $918,000, or 7%, to $12.9 million compared to the first quarter of 2019. The most significant components of the decrease were a $737,000 or 8%, decrease in salaries and employee benefits primarily due to lower incentive accruals and a decrease of $235,000 in FDIC premiums resulting from small bank assessment credits issued in the third quarter of 2019.

Table 1 - Quarterly Selected Financial Data(1)

(dollars in thousands, except share and per share data; taxable equivalent)

	2020	2019
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY(1)
Interest income(2)	$26,246	$26,699	$26,624	$26,686	$26,297
Interest expense	5,043	5,965	6,536	6,709	5,773
Net interest income	21,203	20,734	20,088	19,977	20,524
Provision for credit losses	8,074	787	413	698	814
Net interest income after provision for credit losses	13,129	19,947	19,675	19,279	19,710
Noninterest income	2,422	2,679	2,769	2,941	2,336
Noninterest expense	12,877	13,382	12,677	13,254	13,795
Income from continuing operations before income taxes	2,674	9,244	9,767	8,966	8,251
Income tax expense	550	2,104	2,198	1,957	1,811
Net income from continuing operations (2)(3)	2,124	7,140	7,569	7,009	6,440
Income (loss) from discontinued operations, net of tax	—	—	617	22,143	(1,063)
Net income	$2,124	$7,140	$8,186	$29,152	$5,377

PER SHARE DATA
Diluted earnings per share - continuing operations	$0.10	$0.32	$0.33	$0.29	$0.26
Diluted earnings (loss) per share - discontinued operations	—	—	0.03	0.92	(0.04)
Diluted earnings per share	0.10	0.32	0.36	1.21	0.21
Book value per share	15.47	15.01	14.81	14.46	13.10
Tangible book value per common share (3)	14.54	14.09	13.91	13.60	12.17

PERFORMANCE MEASURES				`
Return on average equity	2.56%	8.65%	9.77%	34.38%	6.80%
Return on average assets	0.32	1.08	1.32	4.79	0.77
Taxable equivalent net interest margin - continuing operations	3.41	3.38	3.52	3.61	3.74
Efficiency ratio - continuing operations	55.03	57.57	55.72	58.06	60.61
Average loans to average deposits	83.84	86.54	92.41	93.05	95.20

CAPITAL
Average equity to average assets	12.41%	12.47%	13.54%	13.94%	11.34%
Tangible common equity to tangible assets	11.57	10.61	12.92	13.37	10.51

SHARES OUTSTANDING
Number of common shares outstanding - basic	21,479,986	21,751,026	22,193,761	23,293,465	24,466,964
Number of common shares outstanding - diluted	21,675,934	21,974,959	22,405,141	23,508,442	24,719,273
Average number of common shares - basic	21,689,038	21,876,487	22,681,904	23,888,381	24,855,171
Average number of common shares - diluted	21,842,175	22,053,907	22,837,531	24,040,806	25,019,384

ASSET QUALITY
Allowance for credit losses on loans to loans held for investment(4)	1.29%	0.99%	0.98%	1.02%	1.04%
Net charge-offs to average loans(5)	0.04	0.07	0.11	0.14	0.11
Non-performing assets to total assets	0.27	0.26	0.29	0.31	0.40

AVERAGE BALANCES
Total loans - continuing operations	$1,890,184	$1,857,736	$1,801,629	$1,769,803	$1,707,682
Investment securities	417,971	389,667	340,872	360,047	400,101
Total assets	2,686,266	2,626,388	2,453,438	2,440,502	2,829,072
Deposits - continuing operations	2,254,505	2,146,626	1,949,657	1,902,076	1,793,791
Shareholders’ equity	333,480	327,543	332,291	340,119	320,812

AT PERIOD END
Loans and loans held for sale	$1,932,909	$1,873,524	$1,836,589	$1,789,740	$2,120,866
Investment securities	466,405	399,433	329,648	348,723	402,640
Total assets	2,719,658	2,910,379	2,410,198	2,389,680	2,855,887
Deposits	2,225,119	2,499,046	1,854,272	1,851,531	2,440,448
Shareholders’ equity	332,300	326,495	328,711	336,715	320,627

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

(3) Excludes effect of acquisition related intangibles.

(4) The ratios for the first, second, and third quarters of 2019 are calculated on a continuing operations basis.

(5) Annualized.

Non-GAAP Performance Measures Reconciliation

(dollars in thousands)

	2020	2019
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Taxable equivalent interest income reconciliation
Interest income - GAAP	$26,023	$26,532	$26,520	$26,598	$26,197
Taxable equivalent adjustment	223	167	104	88	100
Interest income - taxable equivalent	$26,246	$26,699	$26,624	$26,686	$26,297

Taxable equivalent net interest income reconciliation - continuing operations
Net interest income - GAAP	$20,980	$20,567	$19,984	$19,889	$20,424
Taxable equivalent adjustment	223	167	104	88	100
Net interest income - taxable equivalent - continuing operations	$21,203	$20,734	$20,088	$19,977	$20,524

Taxable equivalent net interest margin reconciliation - continuing operations
Net interest margin - GAAP - continuing operations	3.38%	3.35%	3.51%	3.60%	3.72%
Impact of taxable equivalent adjustment	0.03	0.03	0.01	0.01	0.02
Net interest margin - taxable equivalent - continuing operations	3.41%	3.38%	3.52%	3.61%	3.74%

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.38%	3.35%	3.51%	3.54%	3.66%
Impact of taxable equivalent adjustment	0.03	0.03	0.01	0.02	0.02
Net interest margin - taxable equivalent	3.41%	3.38%	3.52%	3.56%	3.68%

Income before income taxes reconciliation
Income before income taxes - GAAP	$2,451	$9,077	$9,663	$8,878	$8,151
Taxable equivalent adjustment	223	167	104	88	100
Income before income taxes	$2,674	$9,244	$9,767	$8,966	$8,251

Income tax reconciliation
Income tax expense - GAAP	$327	$1,937	$2,094	$1,869	$1,711
Taxable equivalent adjustment	223	167	104	88	100
Income tax expense	$550	$2,104	$2,198	$1,957	$1,811

Tangible book value per common share reconciliation
Total shareholders' equity	$332,300	$326,495	$328,711	$336,715	$320,627
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(22,848)
Total tangible common equity	$312,375	$306,570	$308,786	$316,790	$297,779
Common shares outstanding	21,479,986	21,751,026	22,193,761	23,293,465	24,466,964
Book value per common share - GAAP	$15.47	$15.01	$14.81	$14.46	$13.10
Tangible book value	14.54	14.09	13.91	13.60	12.17

Tangible common equity to tangible assets reconciliation
Total shareholders' equity	$332,300	$326,495	$328,711	$336,715	$320,627
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(22,848)
Total tangible common equity	$312,375	$306,570	$308,786	$316,790	$297,779

Total assets	$2,719,658	$2,910,379	$2,410,198	$2,389,680	$2,855,887
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(22,848)
Total tangible assets	$2,699,733	$2,890,454	$2,390,273	$2,369,755	$2,833,039
Tangible common equity to tangible assets	11.57%	10.61%	12.92%	13.37%	10.51%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Taxable equivalent net interest income from continuing operations for the first quarter of 2020 totaled $21.2 million, a $679,000, or 3%, increase compared to the first quarter of 2019. This increase was primarily driven by a decline in interest expense from continuing operations of $730,000, or 13%, compared to the same period in 2019.  The yield on loans from continuing operations decreased by 33 basis points from the first quarter of 2019, however the increase in average loan balances mitigated the decline in yield. The change in interest expense from continuing operations was primarily due to a decrease in expense on Negotiable Order of Withdrawal (“NOW”), money market and savings deposits of $488,000, or 11%. The rate paid on interest bearing liabilities from continuing operations decreased 55 basis points from the first quarter of 2019 to the first quarter of 2020, driven by a decrease in interest rates on deposits and other borrowings resulting from decreases in the Federal Funds rate during 2019 and early 2020.

Taxable equivalent net interest margin from continuing operations decreased to 3.41% for the three months ended March 31, 2020 compared to 3.74% for the three months ended March 31, 2019. The primary reason for the decrease in taxable equivalent net interest margin from continuing operations for the three month period was lower interest rates on loans resulting from Federal Funds rate decreases during 2019 and early 2020.

The Federal Funds rate declined 150 basis points in March 2020 in response to the COVID-19 economic slowdown. This did not immediately affect Atlantic Capital’s net interest margin, as 1 month LIBOR (which is the base rate for approximately 47% of our loan portfolio), did not initially decrease in tandem with the Federal Funds rate. Since March 31, 2020, the spread between LIBOR and the Fed Funds rate has begun to normalize, resulting in a downward trend in the Company’s loan yields. As a result, Atlantic Capital expects some degree of margin compression over the next few quarters.

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

Table 2 - Average Balance Sheets and Net Interest Analysis

(dollars in thousands; taxable equivalent)

	Three months ended March 31,
	2020			2019
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$177,063	$668	1.52%	$92,168	$463	2.04%
Other short-term investments	110	—	—	11,680	86	2.99
Investment securities:
Taxable investment securities	253,937	1,680	2.66	320,089	2,113	2.68
Non-taxable investment securities(1)	164,034	1,275	3.13	80,012	618	3.13
Total investment securities	417,971	2,955	2.84	400,101	2,731	2.77
Loans - continuing operations	1,890,184	22,426	4.77	1,707,682	22,752	5.40
FHLB and FRB stock	12,678	197	6.25	12,528	265	8.58
Total interest-earning assets - continuing operations	2,498,006	26,246	4.23	2,224,159	26,297	4.80
Loans held for sale - discontinued operations	—	—	—	381,783	4,541	4.82
Total interest-earning assets	2,498,006	26,246	4.23	2,605,942	30,838	4.80
Non-earning assets	188,260			223,130
Total assets	$2,686,266			$2,829,072
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,393,541	3,767	1.09	1,124,350	4,255	1.53
Time deposits	55,775	52	0.37	12,847	38	1.20
Brokered deposits	92,188	363	1.58	81,141	538	2.69
Total interest-bearing deposits	1,541,504	4,182	1.09	1,218,338	4,831	1.61
Total borrowings	11,703	32	1.10	18,056	118	2.65
Total long-term debt	49,888	829	6.68	49,719	824	6.72
Total interest-bearing liabilities - continuing operations	1,603,095	5,043	1.27	1,286,113	5,773	1.82
Interest-bearing liabilities - discontinued operations	—	—	—	473,090	1,416	1.21
Total interest-bearing liabilities	1,603,095	5,043	1.27	1,759,203	7,189	1.66
Demand deposits	713,001			575,453
Demand deposits - discontinued operations	—			128,977
Other liabilities	36,690			44,627
Shareholders' equity	333,480			320,812
Total liabilities and shareholders' equity	$2,686,266			$2,829,072
Net interest spread - continuing operations			2.96%			2.98%
Net interest income and net interest margin - continuing operations(2)		$21,203	3.41%		$20,524	3.74%
Net interest income and net interest margin(2)		$21,203	3.41%		$23,649	3.68%

Non-taxable equivalent net interest margin			3.38%			3.66%

(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income

(dollars in thousands)

	Three months ended March 31, 2020 Compared to 2019
	Increase (decrease) Due to Changes in:
			Total
	Volume	Yield/Rate	Change
Interest earning assets
Interest bearing deposits in other banks	$320	$(115)	$205
Other short-term investments	—	(86)	(86)
Investment securities:
Taxable investment securities	(438)	5	(433)
Non-taxable investment securities(1)	653	4	657
Total investment securities	215	9	224
Loans - continuing operations	2,165	(2,491)	(326)
FHLB and FRB stock	2	(70)	(68)
Total interest-earning assets - continuing operations	2,702	(2,753)	(51)
Loans held for sale - discontinued operations	—	(4,541)	(4,541)
Total interest-earning assets	2,702	(7,294)	(4,592)

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	728	(1,216)	(488)
Time deposits	40	(26)	14
Brokered deposits	43	(218)	(175)
Total interest-bearing deposits	811	(1,460)	(649)
Total borrowings	(17)	(69)	(86)
Total long-term debt	3	2	5
Total interest-bearing liabilities - continuing operations	797	(1,527)	(730)
Interest-bearing liabilities - discontinued operations	—	(1,416)	(1,416)
Total interest-bearing liabilities	797	(2,943)	(2,146)
Change in net interest income - continuing operations	$1,905	$(1,226)	$679
Change in net interest income	$1,905	$(4,351)	$(2,446)

(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

 Provision for Credit Losses

Management considers a number of factors in determining the required level of the allowance for credit losses and the provision required to achieve what is believed to be appropriate reserve level, including historical loss experience, loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations, economic forecasts and market trends. The provision for credit losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses at a level that is considered adequate in relation to the estimated lifetime losses expected in the loan portfolio.

For the three months ended March 31, 2020, the provision for credit losses from continuing operations was $8.1 million, an increase of $7.3 million compared to the three months ended March 31, 2019.  The provision for credit losses in the first quarter of 2020 included a $7.4 million provision for loan losses and a $671,000 provision for unfunded commitments.

The provision increased primarily as a response to the expected impact from the economic slowdown from COVID-19. Due to the adoption of the ASC 326 on January 1, 2020, management now incorporates reasonable and supportable forecasts into its calculation of expected credit losses. These forecasts could include additional severe and/or adverse scenarios in future quarters related to the COVID-19 pandemic, and thus result in further increases to the provision for credit losses. For instance, higher unemployment rates used by management in the CECL forecasts will result in further increases to the allowance for credit losses.

At March 31, 2020, nonperforming loans totaled $6.5 million compared to $7.3 million at December 31, 2019. Net loan charge-offs were 0.04% and 0.11%, respectively, of average loans (annualized) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The allowance for credit losses on loans to total loans at March 31, 2020 was 1.29%, compared to 0.99% at December 31, 2019.

Noninterest Income

Noninterest income from continuing operations for the three months ended March 31, 2020 was $2.4 million compared to $2.3 million for the comparable period of the prior year; representing an increase of $86,000, or 4%, for the three month period. The following table presents the components of noninterest income.

Table 4 - Noninterest Income

(dollars in thousands)

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Service charges	$1,232	$794	$438	55%
Gain (loss) on sales of other assets	5	(3)	8	267
Derivatives income (loss)	246	(111)	357	322
Bank owned life insurance	362	360	2	1
SBA lending activities	414	1,086	(672)	(62)
Other noninterest income	163	210	(47)	(22)
Total noninterest income - continuing operations	2,422	2,336	86	4
Noninterest income - discontinued operations	—	790	(790)	(100)
Noninterest income	$2,422	$3,126	$(704)	(23)%

Service charges from continuing operations for the three months ended March 31, 2020 totaled $1.2 million, an increase of $438,000, or 55%, from the same period in 2019. The increase for the three months ended March  31, 2020 compared to the same period in 2019 was primarily due to continued growth in our payments processing business, resulting in higher fee income. The economic slowdown resulting from COVID-19 will have an impact on payments volume, which could result in a decrease in service charge income.

Derivatives income (loss) for the first quarter of 2020 was a gain of $246,000 compared to a loss of $111,000 for the same period in 2019. The increase in income was due to changes in the derivatives credit valuation adjustment.

Income from SBA lending activities for the first quarter of 2020 decreased $672,000, or 62%, from the same period in 2019, due to lower SBA origination volume and a decrease in loan premiums. During the three months ended March 31, 2020 and 2019, guaranteed portions of SBA loans totaling $5.8 million and $15.7 million, respectively, were sold in the secondary market. Our traditional SBA income will likely be impacted in the second quarter of 2020 as the Company’s SBA team is currently focused on assisting other internal banking teams and borrowers with the Paycheck Protection Program.

Noninterest Expense

Noninterest expense from continuing operations for the three months ended March 31, 2020 was $12.9 million compared to $13.8 million for the comparable period of the prior year, representing a decrease of 7%. The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense

(dollars in thousands)

	Three Months Ended March 31,		Change
	2020	2019	$	%
Salaries and employee benefits	$8,476	$9,213	$(737)	(8)%
Occupancy	794	639	155	24
Equipment and software	779	739	40	5
Professional services	705	775	(70)	(9)
Communications and data processing	897	675	222	33
Marketing and business development	153	226	(73)	(32)
Travel, meals and entertainment	140	166	(26)	(16)
FDIC premiums	—	235	(235)	(100)
Other noninterest expense	933	1,127	(194)	(17)
Total noninterest expense - continuing operations	12,877	13,795	(918)	(7)
Noninterest expense - discontinued operations	—	5,332	(5,332)	(100)
Noninterest expense	$12,877	$19,127	$(6,250)	(33)%

Salaries and employee benefits expense from continuing operations for the three months ended March 31, 2020 totaled $8.5 million, a decrease of $737,000 or 8%, from the same period in 2019 due to lower incentive accruals.  Full time equivalent headcount totaled 206 at March 31, 2020, compared to 324 at March 31, 2019, a net decrease of 118 positions, primarily due to a reduction in retail and support staff related to the Branch Sale.

Occupancy costs from continuing operations were $794,000 for the first quarter of 2020, an increase of $155,000, or 24%, compared to the first quarter of 2019 due to the opening of two branch locations in the second half of 2019.

Communications and data processing expense totaled $897,000 for the three months ended March 31, 2020, an increase of $222,000, or 33%, compared to the same period in 2019 primarily due to increased volumes in the payments processing business.

There was no FDIC premiums expense from continuing operations for the first quarter of 2020 compared to $235,000 for the first quarter of 2019. The decrease for the three months ended March 31, 2020 was due to small bank assessment credits issued in the third quarter of 2019.

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

The income tax expense from continuing operations for the three months ended March 31, 2020 was $327,000 compared to $1.7 million for the same period in 2019. The effective tax rate (as a percentage of pre-tax earnings) was 13.3% for the three months ended March 31, 2020 compared to 21.0% for the same period in 2019. The decrease in income tax expense was the result of lower pretax earnings as well as increased non-taxable securities income from municipal bonds.

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

Based on all evidence considered, as of March 31, 2020 and 2019, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At March 31, 2020 and 2019, Atlantic Capital recorded a deferred tax asset valuation allowance totaling $6.8 million and $7.4 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of Atlantic Capital’s remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION

Total assets at March 31, 2020 and December 31, 2019 were $2.72 billion and $2.91 billion, respectively. Average total assets for the first quarter of 2020 were $2.69 billion, compared to $2.83 billion in the first quarter of 2019. The decrease in total assets was primarily due to the sale of loans and other assets in connection with the Branch Sale in the second quarter of 2019.

Loans

At March 31, 2020, total loans held for investment increased $59.4 million, or 3%, to $1.93 billion compared to $1.87 billion at December 31, 2019.  Commercial and industrial loans as of March 31, 2020 increased $54.9 million, or 8%, compared to December 31, 2019. Table 6 provides additional information regarding Atlantic Capital’s loan portfolio.

Table 6 - Loans

(dollars in thousands)

		% of		% of
		Total		Total
	March 31, 2020	Loans	December 31, 2019	Loans
Loans held for sale
Loans held for sale	$—		$370
Total loans held for sale	$—		$370

Loans held for investment
Commercial loans:
Commercial and industrial	$760,062	39%	$705,115	38%
Commercial real estate:
Owner occupied	359,026	19	357,912	19
Non-owner occupied	551,105	28	558,416	30
Construction and land	126,822	7	127,540	7
Mortgage warehouse participations	—	—	13,941	1
Total commercial loans	1,797,015	93	1,762,924	94

Residential:
Residential mortgages	31,761	2	31,315	2
Home equity	23,479	1	25,002	1
Total residential loans	55,240	3	56,317	3

Consumer	58,164	3	37,765	2
Other	25,488	1	19,552	1
Total loans	1,935,907		1,876,558
Less net deferred fees and other unearned income	(2,998)		(3,034)
Total loans held for investment	1,932,909		1,873,524

Total loans	$1,932,909		$1,873,894

Nonperforming Assets

Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. Loans are considered to be past due when payment is not received from the borrower by the contractually specified due date. Interest accruals on loans are discontinued when interest or principal has been in default 90 days or more, unless the loan is both secured by collateral that is sufficient to repay the debt in full and the loan is in the process of collection. When a loan is placed on nonaccrual status, interest accrued and not paid in the current accounting period is reversed against current period income. Interest accrued and not paid in prior periods, if significant, is reversed against the allowance for credit losses on loans.

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

At March 31, 2020, Atlantic Capital’s nonperforming assets totaled $7.3 million, or 0.27% of total assets, compared to $7.6 million, or 0.26% of total assets, at December 31, 2019. The decrease was primarily due to a decline in nonperforming loans, partially offset by an increase in other real estate owned.  Due to the economic slowdown and higher unemployment resulting from COVID-19, nonperforming assets may increase in future quarters.

Nonaccrual loans totaled $6.3 million and $7.2 million as of March 31, 2020 and December 31, 2019, respectively. Loans past due 90 days and still accruing totaled $265,000 at March 31, 2020 compared to $85,000 at December 31, 2019. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming Assets

(dollars in thousands)

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

Nonaccrual loans	$6,250	$7,208	$6,770	$5,999	$10,336
Loans past due 90 days and still accruing	265	85	—	353	—
Total nonperforming loans(1) (NPLs)	6,515	7,293	6,770	6,352	10,336
Other real estate owned	779	278	278	971	971
Total nonperforming assets (NPAs)	$7,294	$7,571	$7,048	$7,323	$11,307
NPLs as a percentage of total loans	0.34%	0.39%	0.37%	0.35%	0.49%
NPAs as a percentage of total assets	0.27%	0.26%	0.29%	0.31%	0.40%

(1)

Nonperforming loans held for sale which were previously designated as Purchased Credit Impaired (“PCI”) loans are included in total nonperforming loans as of March 31, 2019. Those PCI loans were sold in connection with the closing of the Branch Sale in April 2019.

Troubled Debt Restructurings

Troubled Debt Restructurings are made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include interest rate reductions, term extensions and other concessions intended to minimize losses. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans. TDRs, which are accruing interest based on the restructured terms, are considered performing. Table 8  below summarizes TDRs.

Table 8 - Troubled Debt Restructurings

(dollars in thousands)

	March 31, 2020	December 31, 2019
	2020	2020
Accruing TDRs	$13,306	$11,953
Nonaccruing TDRs	1,186	1,217
Total TDRs	$14,492	$13,170

The gross additional interest income that would have been earned during the three months ended March 31, 2020 had performing TDRs performed in accordance with the original terms is immaterial.

Certain borrowers may be unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $97.9 million and $76.3 million as of March 31, 2020 and December 31, 2019, respectively. As a percentage of total loans, potential problem loans were 5.3% and 4.1% as of March 31, 2020 and December 31, 2019, respectively. The increase was primarily related to downgrades resulting from COVID-19. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.

Allowance for Credit Losses on Loans and Unfunded Commitments

On January 1, 2020, the Company adopted ASC 326, which resulted in a day one reduction of $854,000 to the allowance for credit losses on loans offset by an increase of $1.3 million to the allowance for credit losses on unfunded commitments. The allowance for credit losses on loans totaled $18.5 million as of December 31, 2019, was reduced by $854,000 due to ASC 326 adoption, was increased by $7.4 million related to the first quarter 2020 provision, and ended the quarter at $24.9 million. The allowance for credit losses on unfunded commitments totaled $892,000 at December 31, 2019, was increased by $1.3 million due to ASC 326 adoption, was increased by $671,000 related to the first quarter 2020 provision, and ended the quarter at $2.8 million. At March 31, 2020, the combined allowance for credit losses on loans and unfunded commitments was $27.7 million, compared to $19.4 million at December 31, 2019.

The allowance for credit losses on loans was 1.29% of total loans held for investment at March 31, 2020, compared to 0.99% at December 31, 2019. The increase reflects the impact of COVID-19 on the economic forecast used in the estimation of expected credit losses. Future increases of the allowance for credit losses may result from the pandemic-related decline in market conditions.

The published forecast used for the first quarter of 2020 calculation was published in early March, prior to the COVID-19 pandemic. Expectations for future impact related to the pandemic are reflected in the economic condition qualitative adjustment to the allowance. Additionally, management utilized a 12-month crisis LGD forecast to account for additional loss expected due to the current environment. The forecast was derived from losses experienced by index banks during the 2008-2013 time period related to the last recession. During the first quarter of 2020, management applied qualitative adjustments to modeled losses related to Economic Conditions, Nature and Volume of the SBA Portfolio, Concentrations, and Competition.

Net charge-offs for the three months ended March 31, 2020 and 2019 were $194,000 and $558,000, respectively. The decrease related primarily to three charge-offs in 2019: a $330,000 net charge-off for a Tennessee commercial and industrial loan not included in the Branch Sale and two net charge-offs on commercial and industrial SBA loans totaling $1.0 million. Table 9 provides details concerning the allowance for credit losses on loans during the past five quarters.

Table 9 - Allowance for Credit Losses on Loans (ACL)

(dollars in thousands)

	2020	2019
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for credit losses on loans
Balance at beginning of period	$18,535	$18,080	$18,186	$18,107	$17,851
Adoption of ASU 2016-13	(854)	—	—	—	—
Provision for loan losses	7,409	787	413	698	814
Loans charged-off:
Commercial and industrial	(18)	(344)	(541)	(588)	(549)
Commercial real estate	(78)	—	—	(47)	—
Construction and land	—	—	—	—	—
Residential mortgages	—	—	—	—	(9)
Home equity	(125)	—	—	—	—
Consumer	—	—	(2)	—	(37)
Other	—	—	—	—	—
Total loans charged-off	(221)	(344)	(543)	(635)	(595)
Recoveries on loans previously charged-off:
Commercial and industrial	—	5	17	—	14
Commercial real estate	18	—	—	—	—
Construction and land	—	—	1	—	3
Residential mortgages	1	7	—	—	7
Home equity	—	—	—	—	1
Consumer	8	—	6	16	12
Other	—	—	—	—	—
Total recoveries	27	12	24	16	37
Net charge-offs	(194)	(332)	(519)	(619)	(558)
Balance at period end	$24,896	$18,535	$18,080	$18,186	$18,107

Allowance for credit losses on unfunded commitments
Balance at beginning of period	$892	$836	$785	$631	$653
Adoption of ASU 2016-13	1,275	—	—	—	—
Provision for unfunded commitments	671	56	51	154	(22)
Balance at period end	$2,838	$892	$836	$785	$631

Total allowance for credit losses on loans and unfunded commitments	$27,734	$19,427	$18,916	$18,971	$18,738

Provision for credit losses under CECL
Provision for loan losses	$7,409	$787	$413	$698	$814
Provision for securities held-to-maturity credit losses	(6)	—	—	—	—
Provision for unfunded commitments (1)	671	—	—	—	—
Total provision for credit losses	$8,074	$787	$413	$698	$814

Non-performing loans - continuing operations	$6,515	$7,293	$6,770	$6,352	$8,830
Non-performing loans - discontinued operations	—	—	—	—	1,506
Total nonperforming loans	6,515	7,293	6,770	6,352	10,336
Foreclosed properties (OREO)	779	278	278	971	971
Total nonperforming assets	$7,294	$7,571	$7,048	$7,323	$11,307

Allowance for credit losses on loans to loans held-for-investment (2)	1.29%	0.99%	0.98%	1.02%	1.04%
Net charge-offs to average loans (3)	0.04	0.07	0.11	0.14	0.11

Non-performing loans as a percentage of total loans
Continuing operations	0.34%	0.39%	0.37%	0.35%	0.51%
Discontinued operations	-	-	-	-	0.39
Total	0.34	0.39	0.37	0.35	0.49

Non-performing assets as a percentage of total assets
Continuing operations	0.27%	0.26%	0.29%	0.31%	0.34%
Discontinued operations	-	-	-	-	0.05
Total	0.27	0.26	0.29	0.31	0.40

(1)

Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was included in other expense and totaled $56, $51, $154 and ($22) for the fourth, third, second, and first quarters of 2019, respectively.

(2)	The third, second, and first quarters of 2019 ratios are calculated on a continuing operations basis.
(3)	Annualized.

Investment Securities

Investment securities available-for-sale totaled $280.4 million at March 31, 2020 compared to $282.5 million at December 31, 2019. Held-to-maturity securities, net totaled $186.0 million at March 31, 2020 compared to $117.0 at December 31, 2019. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Held-to-maturity securities are carried at amortized cost net of an allowance for credit losses. As of March 31, 2020, investment securities available-for-sale had a net unrealized gain of $7.6 million compared to a net unrealized gain of $3.2 million as of December 31, 2019. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the available-for-sale securities with unrealized losses, management concluded that no other than temporary impairment existed at December 31, 2019.

Changes in the amount of Atlantic Capital’s investment securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from the management of deposits and short-term borrowings exceed loan demand, Atlantic Capital invests excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, Atlantic Capital allows interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. During the first quarter of 2020, the Company purchased $69.1 million in held-to-maturity municipal securities to extend the duration of the securities portfolio as well as to reduce the asset sensitivity of the balance sheet.

Details of investment securities at March 31, 2020 and December 31, 2019 are provided in Table 10.

Table 10 - Securities

(dollars in thousands)

	March 31, 2020		December 31, 2019
	Carrying		Amortized
Available-for-Sale Securities	Value	Fair Value	Cost	Fair Value
U.S. states and political divisions	$81,822	$82,893	$81,865	$82,485
Trust preferred securities	4,814	4,250	4,808	4,688
Corporate debt securities	19,549	19,384	19,557	19,920
Residential mortgage-backed securities	166,627	173,863	173,047	175,368
Total available-for-sale	272,812	280,390	279,277	282,461
Held-to-Maturity Securities
U.S. states and political divisions	186,029	189,940	116,972	115,291
Less: allowance for credit losses on securities held-to-maturity	14	—	—	—
Total held-to-maturity	186,015	189,940	116,972	115,291
Total securities	$458,827	$470,330	$396,249	$397,752

The effective duration of Atlantic Capital’s securities was  6.96 years and 6.97 years at March 31, 2020 and December 31, 2019, respectively.

Goodwill and Other Intangible Assets

Atlantic Capital’s core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. This core deposit intangible was fully amortized in the second quarter of 2019 as a result of the Branch Sale.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Atlantic Capital evaluates its goodwill annually as of October 1, or more frequently if necessary, to determine if any impairment exists. Management concluded that the 2019 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill). Factors that management considers in this assessment includes macroeconomic conditions, industry and market considerations, overall financial performance of the Company and changes in the composition or carrying amount of net assets. Atlantic Capital considered the impact of COVID-19 on these factors as of March 31, 2020 and will continue to monitor triggering events related to the pandemic between annual impairment assessments.

LIQUIDITY AND CAPITAL RESOURCES

Deposits

At March 31, 2020, total deposits from continuing operations were $2.2 billion, a decrease of $273.9 million, or 11%, from December 31, 2019.  Money market deposits decreased $191.1 million, or 16%, from December 31, 2019 to March 31, 2020 and noninterest-bearing demand deposits decreased $111.7 million, or 14%, during the same period. The decrease was the result of seasonal volatility and a large increase in temporary deposits during the quarter ended December 31, 2019.

Total average deposits from continuing operations for the three months ended March 31, 2020 were $2.25 billion, an increase of $460.7 million, or 26%, from the same period in 2019. For the quarter ended March 31, 2020 compared to the same period in 2019, average money market deposits from continuing operations increased $163.5 million, or 19%, while average noninterest-bearing demand deposits from continuing operations increased $137.5 million, or 24%.  Average interest-bearing demand deposits (NOW) from continuing operations increased $106.0 million, or 38%, for the three months ended March 31, 2020 compared to the same period in 2019. Average time deposits increased $42.9 million for the three months ended March 31, 2020 from the first quarter of 2019 due to the growth in the partnership with a fintech firm that offers CD-secured loans to its customers in order to build credit and/or improve their credit score. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits

(dollars in thousands)

						Year To	Year Over
	March 31,	December 31,	September 30,	June 30,	March 31,	Date	Year
Period End Deposits	2020	2019	2019	2019	2019	Change	Change
Non-interest-bearing demand deposits	$712,919	$824,646	$599,657	$569,693	$561,829	$(111,727)	$151,090
Interest-bearing demand deposits	368,463	373,727	240,427	309,709	233,838	(5,264)	134,625
Savings	567	1,219	1,081	1,090	896	(652)	(329)
Money market	982,109	1,173,218	921,133	802,973	962,741	(191,109)	19,368
Time	66,793	44,389	30,782	33,902	22,069	22,404	44,724
Brokered	94,268	81,847	61,192	134,164	65,811	12,421	28,457
Total deposits - continuing operations	2,225,119	2,499,046	1,854,272	1,851,531	1,847,184	(273,927)	377,935
Deposits to be assumed - discontinued operations	—	—	—	—	593,264	—	(593,264)
Total deposits	$2,225,119	$2,499,046	$1,854,272	$1,851,531	$2,440,448	$(273,927)	$(215,329)

Payments clients	$483,585	$567,597	$286,373	$301,413	$361,192	$(84,012)	$122,393

	2020	2019				Q1 2020 vs	Q1 2020 vs
	First	Fourth	Third	Second	First	Q4 2019	Q1 2019
Average Deposits	Quarter	Quarter	Quarter	Quarter	Quarter	Change	Change
Non-interest-bearing demand deposits	$713,001	$718,298	$637,809	$587,957	$575,453	$(5,297)	$137,548
Interest-bearing demand deposits	382,178	320,637	295,106	314,601	276,212	61,541	105,966
Savings	650	1,098	1,085	956	884	(448)	(234)
Money market	1,010,713	1,006,449	895,102	859,680	847,254	4,264	163,459
Time	55,775	37,388	32,409	32,358	12,847	18,387	42,928
Brokered	92,188	62,757	88,146	106,524	81,141	29,431	11,047
Total deposits - continuing operations	2,254,505	2,146,627	1,949,657	1,902,076	1,793,791	107,878	460,714
Deposits to be assumed - discontinued operations	—	—	—	45,350	593,313	—	(593,313)
Total deposits	$2,254,505	$2,146,627	$1,949,657	$1,947,426	$2,387,104	$107,878	$(132,599)

Payments clients	$419,630	$362,327	$289,526	$285,949	$295,059	$57,303	$124,571

Noninterest bearing deposits as a percentage of average deposits - continuing operations	31.6%	33.5%	32.7%	30.9%	32.1%
Cost of interest-bearing deposits - continuing operations	1.09%	1.36%	1.58%	1.66%	1.61%
Cost of deposits - continuing operations	0.75%	0.90%	1.06%	1.15%	1.09%

Short-Term Borrowings

At March 31, 2020 and December 31, 2019, balances of federal funds purchased were $75.0 million and $0, respectively.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Capital has the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1‑4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. There were no FHLB advances outstanding at  March 31, 2020 and December 31, 2019.

Long-Term Debt

On September 28, 2015, Atlantic Capital issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, and callable at par on September 30, 2020, all of which were outstanding at March 31, 2020. The notes bear a fixed rate of 6.25% per year until September 29, 2020, and then bear a floating rate of three month LIBOR plus 468 basis points until maturity.

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

Atlantic Capital aims to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, federal funds lines and other borrowing facilities. Atlantic Capital aims to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At March 31, 2020, management believed that Atlantic Capital had sufficient liquidity to meet its funding needs.

At March 31, 2020, Atlantic Capital had access to $426.0 million in unsecured borrowings and $735.8 million in secured borrowings through various sources, including FHLB advances and access to Federal Funds. Atlantic Capital also has the ability to attract more deposits by increasing rates.

The Company has processed approximately $239 million in PPP loans as of May 5, 2020. The loans were funded from existing sources and will reduce available liquidity until the loans are forgiven or purchased by the SBA or third parties.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity at March 31, 2020 was $332.3 million, an increase of $5.8 million, or 2%, from December 31, 2019. Net income of $2.1 million for the first three months of 2020, an increase of $9.8 million in accumulated other comprehensive income and the issuance of $1.4 million of common stock for option exercises and long-term incentives were offset by $7.4 million due to the repurchase of 418,858 shares of common stock during the quarter. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on Atlantic Capital’s consolidated financial statements.

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

Table 12 - Capital Ratios

(dollars in thousands)

					Regulatory Guidelines
							Minimum Capital
	Consolidated		Bank				Plus Capital
	March 31,	December 31,	March 31,	December 31,		Well	Conservation Buffer
	2020	2019	2020	2019	Minimum	Capitalized	2020
Risk based ratios:
Common equity tier 1 capital	11.7%	12.0%	13.2%	13.8%	4.5%	6.5%	7.0%
Tier 1 Capital	11.7	12.0	13.2	13.8	6.0	8.0	8.5
Total capital	14.9	15.0	14.4	14.6	8.0	10.0	10.5
Leverage ratio	10.7	11.0	12.2	12.7	4.0	5.0	N/A

Common equity tier 1 capital	$284,304	$285,456	$321,946	$327,426
Tier 1 capital	284,304	285,456	321,946	327,426
Total capital	361,968	354,757	349,694	346,854

Risk weighted assets	2,431,089	2,372,001	2,430,753	2,371,384
Quarterly average total assets for leverage ratio	2,652,616	2,589,910	2,646,106	2,585,629

As of March 31, 2020, Atlantic Capital and the Bank remained “well-capitalized” under regulatory guidelines. For more information see “Item 1. Business–Supervision and Regulation–Capital Adequacy” in our 2019 Annual Report on Form 10-K.

Management continues to monitor Basel III developments and remains committed to managing Atlantic Capital’s capital levels in a prudent manner.

Table 13 - Tier 1 Common Equity

(dollars in thousands)

March 31, 2020
Tier 1 capital	$284,304
Less: restricted core capital	—
Tier 1 common equity	$284,304

Risk-adjusted assets	$2,431,089
Tier 1 common equity ratio	11.7%

Off-Balance Sheet Arrangements

Atlantic Capital makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, Atlantic Capital also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At March 31, 2020, Atlantic Capital had issued commitments to extend credit of approximately $680.9 million and standby letters of credit of approximately $8.7 million through various types of commercial lending arrangements.

Based on historical experience, many of the commitments and letters of credit will expire unfunded, although customers may draw down on loans or lines of credit to fund business operations as a result of the COVID-19 pandemic at higher levels than we have previously experienced. Through its various sources of liquidity, Atlantic Capital believes it will be able to fund these obligations as they arise. Atlantic Capital evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Atlantic Capital’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Contractual Obligations

There have been no significant changes in Atlantic Capital’s contractual obligations at March 31, 2020 compared to December 31, 2019.

RISK MANAGEMENT

Effective risk management is critical to Atlantic Capital’s success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although Atlantic Capital does not have total assets in excess of $10 billion, the Audit Committee and the Audit and Risk Committee of the Bank’s board of directors provide oversight of enterprise-wide risk management activities. These committees review our activities in identifying, measuring, and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, operational, strategic, financial and reputational risks.) The committees monitor management’s execution of risk management practices in accordance with the board of directors’ risk appetite, reviews supervisory examination reports together with management’s response to such examinations and discusses legal matters that may have a material impact on the financial statements or Atlantic Capital’s compliance policies. With guidance from and oversight by the Audit Committee and the Bank’s Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

Credit Risk

Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases, investment securities, and derivative instruments. Atlantic Capital’s independent loan review function conducts risk reviews and analyses of loans to help assure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by industry, collateral type and product. Atlantic Capital strives to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for credit losses that are inherent in the loan portfolio.

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

Table 14 provides the impact on net interest income resulting from various interest rate shock scenarios as of March 31, 2020 and December 31, 2019.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	March 31, 2020	December 31, 2019
‑200	(10.09)%	(17.56)%
‑100	(7.84)	(9.88)
+100	7.64	9.83
+200	16.18	19.24
+300	24.12	28.28

Increases in year-end deposits that led to temporarily high cash balances at December 31, 2019 contributed to the elevated asset sensitivity at December 31, 2019.

Atlantic Capital also utilizes the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using MVE sensitivity analysis to study the impact on long-term cash flows on capital. Table 15 presents the MVE profile as of March  31, 2020 and December 31, 2019.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	March 31, 2020	December 31, 2019
‑200	(2.10)%	(6.13)%
‑100	(3.35)	(3.73)
+100	0.57	2.58
+200	1.49	1.71
+300	(0.86)	0.68

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

ITEM 4.              CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as required under Rule 13a‑15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2020, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.           RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report, under Part I, Item 1A “Risk Factors,” because these risk factors may affect the operations and financial results of the Company. The Company is supplementing the risk factors contained in Item 1A of the Annual Report filed with the SEC on March 16, 2020. The following risk factor should be read in conjunction with the risk factors set forth in the Annual Report.

The COVID-19 pandemic has adversely affected, and is likely to continue to adversely affect, our customers and other businesses in our market area, as well as counterparties and third party vendors. The resulting adverse impacts on our business, financial condition, liquidity and results of operations will likely be significant.

The COVID-19 pandemic has resulted in widespread economic and financial disruptions that have adversely affected, and are likely to continue to adversely effect, our customers and other businesses in our market area. The extent of the effect on our customers and market area, and the resulting impact on our business, financial condition, liquidity and results of operations, are unknown at this time, and will depend on a number of factors beyond our control, including:

•	the duration and ultimate severity of the COVID-19 pandemic, and the timing of development and widespread availability of medical treatments or vaccines;

•	the response of governmental authorities, which have significantly curtailed business and individual activities;

•

the success of monetary, fiscal, and other economic policies and programs adopted by governmental authorities, such as the Paycheck Protection Program, designed to provide economic assistance to individuals and small businesses and otherwise mitigate the impact on businesses and individuals;

•	compliance, operational or reputational risks related to our participation in governmental programs, including increased costs, litigation, or regulatory action;

•	continuing trends in unemployment and consumer confidence; and

•	customer demand for our products and services.

Many of the risks described in Item IA – Risk Factors in our Annual Report, and in any Quarterly Reports on Form 10-Q, will likely be exacerbated, and the impact of such risks will likely be magnified, as a result of the COVID-19 pandemic. The following discussion highlights areas where the negative impacts of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations are expected to be most severe.

•

Loan Credit Quality.  Approximately 30% of our loan portfolio is comprised of commercial and industrial and commercial real estate loans to borrowers in the hotel, restaurant and retail industries. These industries have been more severely impacted by the COVID-19 pandemic and governmental responses, such as stay-at-home orders and social distancing requirements, than other industries, and may have a longer recovery period than other industries. Aside from the industries mentioned above, we have other borrowers whose ability to make loan payments is dependent on rental income from their tenants, some of whom are engaged in businesses significantly impacted by the COVID-19 pandemic. Deteriorating economic conditions are likely to result in an increase in tenants failing to make rental payments, and economic relief programs adopted in response to the COVID-19 pandemic may permit tenants to defer or reduce rent payments. As a result of actual or expected credit losses, we may downgrade loans, increase our allowance for credit losses as a result of increases in non-performing assets, and write-down or charge-off credit relationships, any of which will negatively impact our results of operations. We have offered payment deferrals to our customers, and may need to offer further concessions or modifications, which could negatively impact our credit quality. In addition, market upheavals are likely to affect the value of real estate and commercial assets. In the event of foreclosure, it is unlikely that we will be able to sell the foreclosed property at a price that will allow us to recoup a significant portion of the delinquent loan.

•

Increased Demands on Capital and Liquidity.  We have begun to experience increased volume of loan originations, particularly SBA loans pursuant to the Paycheck Protection Program created by recent legislation. Certain of these SBA loans have mandated interest rates that are lower than our usual rates and may not be purchased by the SBA or other third parties within expected timeframes. In addition, borrowers may draw on existing lines of credit or seek additional loans to finance their businesses. These factors may result in reduced levels of capital and liquidity being available to originate more profitable loans, which will negatively impact our ability to serve our existing customers and our ability to attract new customers.

•

Payment Processing Business.  We have not experienced a material decline in payment processing to date; however, the COVID-19 pandemic’s effect on consumer behavior and business-to-business transactions could result in a decrease in transaction volume and a corresponding decrease in transaction fees, which would negatively impact our ability to generate non-interest income. In addition, we rely on third-party vendors and service providers in our payment processing business. If any of these parties are unable to perform their services as a result of direct or indirect impact of the COVID-19 pandemic, then we may not be able to continue providing certain services to our customers, or may incur unexpected costs related to engaging new or different vendors. As a result, we would likely experience a decrease in non-interest income in the short-term, and could experience in reputational damage in the longer term.

•

Deposit Business.  As a result of the COVID-19 pandemic, deposit customers are expected to retain higher levels of cash. While increased low-interest deposits could have a positive impact in the short-term, we would not expect these funds to be replenished as customers use deposit funds for liquidity for their business and individual needs. If deposit levels decline, our available liquidity would decline, and we could be forced to obtain liquidity on terms less favorable than current deposit terms, which would in turn compress margins and negatively impact our results of operations.

•	Changes to Operations. We have implemented a number of changes in response to the COVID-19 pandemic, including work-from-home arrangements, which may result in increases in non-interest expense.

Even following medical resolution of the COVID-19 pandemic and the loosening of restrictions on business and individual activities, the U.S. economy may not recover quickly, and may experience a recession. Our business and operations would continue to be materially adversely affected by a slow economic recovery or a prolonged recession.

The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          None.

(b)          Not applicable.

(c)          On November 14, 2018, the Company announced that the Board of Directors authorized an $85 million stock repurchase program. After completing the repurchases pursuant to this authorization during the first quarter of

2020, the Company announced on March 4, 2020 that the Board of Directors had authorized a new stock repurchase program pursuant to which it may purchase up to $25 million of its issued and outstanding common stock. The new repurchase program commenced immediately with respect to $15 million of stock, and the remaining $10 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on March 4, 2022. Any repurchased shares will constitute authorized but unissued shares. The Company paused repurchases in March 2020 as part of its holding company liquidity planning in response to the COVID-19 pandemic.

During the three months ended March 31, 2020, the Company repurchased approximately 419,000 shares totaling $7.4 million, of which 114,592 shares totaling $1.6 million were purchased under the new stock buyback program with the remaining shares purchased under the previous program. The following table presents information with respect to repurchases of our common shares during the periods indicated:

					Approximate
			Total Number of		Dollar Value of
			Shares Purchased		Shares that May
	Total Number of		as Part of Publicly		Yet be Purchased
	Shares	Average Price	Announced Plans		Under the Plans or
Period	Purchased	Paid per Share	or Programs		Programs
January 1 - 31, 2020	—	$—	—		$6,008,829	(2)
February 1 - 29, 2020	209,092	19.58	209,092		1,925,474	(2)
March 1 - 31, 2020	209,766	18.38	209,766	(1)	23,421,106	(2)
Total	418,858	$18.98	418,858		$23,421,106

(1)

95,174 shares totaling $1.7 million were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on November 14, 2018 and completed on March 6, 2020. 114,592 shares totaling $1.6 million were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on March 4, 2020.

(2)

Represents the maximum dollar amount of shares available for repurchase under the November 14, 2018 plan at January 31, 2020 and February 29, 2020; and the maximum number of shares available for repurchase under the March 4, 2020 plan at March 31, 2020.

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
101

The following materials from our Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March  31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Income for the three months ended March  31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March  31, 2020 and 2019; (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March  31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the three months ended March  31, 2020 and 2019; and (vi) the Notes to the Unaudited Consolidated Financial Statements

SIGNATURES

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

Date: May 8, 2020