Form 10-Q
period 2020-06-30
Atlantic Capital Bancshares, Inc.
filed 2020-08-10
CIK 1461755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 21,605,292 shares outstanding as of August 1, 2020

Atlantic Capital Bancshares, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$33,759	$45,249
Interest-bearing deposits in banks	33,038	421,079
Cash and cash equivalents	66,797	466,328
Investment securities available for sale	271,829	282,461
Investment securities held to maturity, net of allowance for credit losses of $13 at June 30, 2020	185,920	116,972
Other investments	28,811	27,556
Loans held for sale	1,153	370
Loans held for investment	2,184,694	1,873,524
Less: Allowance for credit losses	(31,605)	(18,535)
Loans held for investment, net	2,153,089	1,854,989
Premises and equipment, net	22,494	22,536
Bank owned life insurance	67,127	66,421
Goodwill	19,925	19,925
Other intangibles, net	2,731	3,027
Other real estate owned	779	278
Other assets	69,967	49,516
Total assets	$2,890,622	$2,910,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$883,662	$824,646
Interest-bearing checking	449,737	373,727
Savings	583	1,219
Money market	879,863	1,173,218
Time	131,353	44,389
Brokered deposits	62,433	81,847
Total deposits	2,407,631	2,499,046
Federal funds purchased	6,000	—
Federal Home Loan Bank borrowings	50,000	—
Long-term debt	49,958	49,873
Other liabilities	41,053	34,965
Total liabilities	2,554,642	2,583,884
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value - 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, no par value - 100,000,000 shares authorized; 21,477,631 and 21,751,026 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	224,520	230,265
Retained earnings	95,570	91,669
Accumulated other comprehensive income (loss)	15,890	4,561
Total shareholders’ equity	335,980	326,495
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,890,622	$2,910,379

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$20,496	$23,554	$42,922	$46,306
Investment securities	3,041	2,339	5,773	4,970
Interest and dividends on other interest-earning assets	260	705	1,125	1,519
Total interest income	23,797	26,598	49,820	52,795
INTEREST EXPENSE
Interest on deposits	1,299	5,448	5,481	10,279
Interest on Federal Home Loan Bank advances	38	270	38	270
Interest on federal funds purchased and securities sold under agreements to repurchase	6	168	38	286
Interest on long-term debt	823	823	1,652	1,647
Total interest expense	2,166	6,709	7,209	12,482
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	21,631	19,889	42,611	40,313
Provision for credit losses	8,863	698	16,937	1,512
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	12,768	19,191	25,674	38,801
NONINTEREST INCOME
Service charges	1,081	870	2,313	1,664
Gain on sales of securities	—	654	—	654
Gain (loss) on sales of other assets	—	(10)	5	(13)
Derivatives income (loss)	(10)	(233)	236	(344)
Bank owned life insurance	367	389	729	749
SBA lending activities	782	1,096	1,196	2,182
Other noninterest income	123	175	286	385
Total noninterest income	2,343	2,941	4,765	5,277
NONINTEREST EXPENSE
Salaries and employee benefits	8,466	8,529	16,942	17,742
Occupancy	883	689	1,677	1,328
Equipment and software	763	753	1,542	1,492
Professional services	792	792	1,497	1,567
Communications and data processing	670	662	1,567	1,337
Marketing and business development	79	233	232	459
Travel, meals and entertainment	34	186	174	352
FDIC premiums	175	175	175	410
Other noninterest expense	1,042	1,235	1,975	2,362
Total noninterest expense	12,904	$13,254	25,781	27,049
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	2,207	8,878	4,658	17,029
Provision for income taxes	358	1,869	685	3,580
NET INCOME FROM CONTINUING OPERATIONS	1,849	7,009	3,973	13,449
DISCONTINUED OPERATIONS
Income from discontinued operations	$—	$30,107	$—	$28,690
Provision for income taxes	—	7,964	—	7,610
Net income from discontinued operations	—	22,143	—	21,080
NET INCOME	$1,849	$29,152	$3,973	$34,529

Net income per common share ‑ basic
Net income per common share - continuing operations	$0.09	$0.29	$0.18	$0.55
Net income per common share - discontinued operations	—	0.93	—	0.87
Net income per common share ‑ basic	0.09	1.22	0.18	1.42
Net income per common share ‑ diluted
Net income per common share - continuing operations	$0.09	$0.29	$0.18	$0.55
Net income per common share - discontinued operations	—	0.92	—	0.86
Net income per common share ‑ diluted	0.09	1.21	0.18	1.41

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income	$1,849	$29,152	$3,973	$34,529
Other comprehensive income
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period, net of tax of $329, $1,524, $1,407 and $3,642, respectively	1,002	4,566	4,319	10,920
Reclassification adjustment for losses (gains) included in net income net of tax of ($164) and ($164), respectively	—	(490)	—	(490)
Unrealized gains on available-for-sale securities, net of tax	1,002	4,076	4,319	10,430
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges, net of tax of $178, $805, $2,291, and $1,153, respectively	542	2,415	7,010	3,456
Changes from cash flow hedges	542	2,415	7,010	3,456
Other comprehensive income, net of tax	1,544	6,491	11,329	13,886
Comprehensive income	$3,393	$35,643	$15,302	$48,415

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2020
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2019	21,751,026	$230,265	$91,669	$4,561	$326,495
Comprehensive income:
Net income	—	—	3,973	—	3,973
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	4,319	4,319
Change in unrealized gains (losses) on cash flow hedges	—	—	—	7,010	7,010
Total comprehensive income					15,302
Change in accounting principle - allowance for credit losses	—	—	(72)	—	(72)
Net issuance of restricted stock	59,258	—	—	—	—
Issuance of common stock for option exercises	60,940	660	—	—	660
Issuance of common stock for long-term incentive plan	25,265	444	—	—	444
Restricted stock activity	—	497	—	—	497
Stock-based compensation	—	35	—	—	35
Performance share compensation	—	30	—	—	30
Stock repurchases	(418,858)	(7,411)	—	—	(7,411)
Balance - June 30, 2020	21,477,631	$224,520	$95,570	$15,890	$335,980

For the Three months ended June 30, 2020
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance - March 31, 2020	21,479,986	$224,233	$93,721	$14,346	$332,300
Comprehensive income:
Net income	—	—	1,849	—	1,849
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	1,002	1,002
Change in unrealized gains (losses) on cash flow hedges	—	—	—	542	542
Total comprehensive income					3,393
Change in accounting principle - leases	—	—	—	—	—
Net issuance of restricted stock	(2,355)	—	—	—	—
Issuance of common stock for option exercises	—	—	—	—	—
Issuance of common stock for long-term incentive plan	—	—	—	—	—
Restricted stock activity	—	201	—	—	201
Stock-based compensation	—	18	—	—	18
Performance share compensation	—	68	—	—	68
Stock repurchases	—	—	—	—	—
Balance - June 30, 2020	21,477,631	$224,520	$95,570	$15,890	$335,980

For the Six Months Ended June 30, 2019
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2018	25,290,419	$291,771	$42,187	$(10,305)	$323,653
Comprehensive income:
Net income	—	—	34,529	—	34,529
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	10,430	10,430
Change in unrealized gains (losses) on cash flow hedges	—	—	—	3,456	3,456
Total comprehensive income					48,415
Change in accounting principle - leases	—	—	(373)	—	(373)
Net issuance of restricted stock	4,904	—	—	—	—
Issuance of common stock for option exercises	40,980	471	—	—	471
Issuance of common stock for long-term incentive plan	35,678	655	—	—	655
Restricted stock activity	—	225	—	—	225
Stock-based compensation	—	133	—	—	133
Performance share compensation	—	154	—	—	154
Stock repurchases	(2,078,516)	(36,618)	—	—	(36,618)
Balance - June 30, 2019	23,293,465	$256,791	$76,343	$3,581	$336,715

For the Three months ended June 30, 2019
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance - March 31, 2019	24,466,964	$276,346	$47,191	$(2,910)	$320,627
Comprehensive income:
Net income	—	—	29,152	—	29,152
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	4,076	4,076
Change in unrealized gains (losses) on cash flow hedges	—	—	—	2,415	2,415
Total comprehensive income					35,643
Net issuance of restricted stock	(54,158)	—	—	—	—
Issuance of common stock for option exercises	1,880	26	—	—	26
Restricted stock activity	—	(149)	—	—	(149)
Stock-based compensation	—	52	—	—	52
Performance share compensation	—	59	—	—	59
Stock repurchases	(1,121,221)	(19,543)	—	—	(19,543)
Balance - June 30, 2019	23,293,465	$256,791	$76,343	$3,581	$336,715

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income from continuing operations	$3,973	$13,449
Net income from discontinued operations, net of tax	—	21,080
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	16,937	1,512
Depreciation, amortization, and accretion	2,486	1,721
Amortization of operating lease right-of-use assets	1,105	1,216
Amortization of restricted stock and performance share compensation	521	379
Stock option compensation	35	133
(Gain) loss on sales of available-for-sale securities	—	(654)
Loss on disposition of premises and equipment, net	—	13
Net write downs and gains on sales of other real estate owned	(5)	—
Small Business Investment Company (SBIC) impairment	—	26
Net increase in cash value of bank owned life insurance	(706)	(725)
Net (gains) on sale of branches	—	(34,475)
Origination of servicing assets	(302)	(625)
Proceeds from sales of SBA loans	17,938	35,711
Net (gains) on sale of SBA loans	(840)	(1,850)
Changes in operating assets and liabilities -
Net change in loans held for sale	(783)	5,889
Net (increase) decrease in other assets	(15,994)	5,440
Net decrease in accrued expenses and other liabilities	3,950	(13,730)
Net cash provided by operating activities	28,315	34,510
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	14,760	16,715
Maturities and calls	1,035	280
Sales	—	54,938
Purchases	—	(4,432)
Activity in securities held to maturity:
Purchases	(69,141)	—
Net change in loans held for investment	(330,214)	(96,802)
Net change in assets held for sale - discontinued operations	—	(11,789)
(Purchases) proceeds of Federal Home Loan Bank stock, net	—	(3,543)
(Purchases) proceeds of Federal Reserve Bank stock, net	—	(33)
Proceeds from sales of other real estate owned	88	—
Net cash received (paid) for branch divestiture	—	(166,755)
(Purchases) of premises and equipment, net	(2,208)	(773)
Net cash (used in) investing activities	(385,680)	(212,194)
FINANCING ACTIVITIES
Net change in deposits	(91,415)	(100,983)
Net change in liabilities to be assumed - discontinued operations	—	6,560
Net change in fed funds purchased	6,000	35,000
Proceeds from Federal Home Loan Bank advances	275,000	186,000
Repayments of Federal Home Loan Bank advances	(225,000)	(104,000)
Proceeds from exercise of stock options	660	471
Repurchase of common stock	(7,411)	(36,618)
Net cash (used in) financing activities	(42,166)	(13,570)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(399,531)	(191,254)
CASH AND CASH EQUIVALENTS – beginning of period	466,328	268,392
CASH AND CASH EQUIVALENTS – end of period	$66,797	$77,138
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$6,453	$14,237
Income taxes paid	344	95

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Certain prior period amounts have been reclassified to conform to the current year presentation. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Atlantic Capital’s Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods.

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

Allowance for Credit Losses on Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity securities by individual security. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers credit ratings and historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The held-to-maturity portfolio consists entirely of municipal securities. Securities are generally rated A or higher. Securities are analyzed individually to establish a CECL mark.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, Atlantic Capital evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (“OCI”).

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available-for-sale debt securities is not included in the estimate of credit losses.

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

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from June 2015 to present. Adjustments to historical loss information are made when management determines historical data are not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Accrued interest receivable was excluded from the estimate of credit losses for loans.

Collective Assessment

The allowance for credit losses on loans is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call code by pass, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans. Examples include CD-secured fintech loans, Small Business Administration (“SBA”) purchased loans, PPP loans and TriNet loans.

The Company has elected the discounted cash flows (“DCF”) methodology with probability of default (“PD”) and loss given default (“LGD”) for all call code cohorts and TriNet. CD-secured fintech loans, PPP loans and SBA purchased loans are measured with zero risk due to cash collateral and full guaranty, respectively.

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

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The calculation includes a 12-month PD forecast based on the Company’s regression model comparing peer nonperforming loan ratios to the national unemployment rate and the most recently published Wall Street

Journal survey of economists’ forecast. After the forecast period, PD rates revert on a straight-line basis to long-term average rates over a 12-month period.

The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the DCF methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled historical losses by a Qualitative and Environmental factor to incorporate all significant risks to form a sufficient basis to estimate the credit losses.

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

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayment assumptions will be determined by analysis of historical behavior by loan cohort.

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

Allowance for Credit Losses on Unfunded Commitments

Atlantic Capital estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by Atlantic Capital.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company is evaluating this ASU to determine any potential impact to the Company’s Consolidated Financial Statements.

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

The income and expenses related to these branches for the three and six months ended June 30, 2019 are included in discontinued operations.

The following table presents results of the discontinued operations for the three and six months ended June 30, 2019:

Components of Net Income from Discontinued Operations

	For the Three Months Ended	For the Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Net interest income (loss)	$(39)	$3,086
Service charges	46	527
Mortgage income	—	288
Gain on sale of branches	34,475	34,475
Other income	(22)	(1)
Total noninterest income	34,499	35,289
Salaries and employee benefits	330	2,757
Occupancy	71	410
Equipment and software	8	131
Amortization of intangibles	—	247
Communications and data processing	197	586
Divestiture expense	3,646	5,095
Other noninterest expense	101	459
Total noninterest expense	4,353	9,685
Net income before provision for income taxes	30,107	28,690
Provision for income taxes	7,964	7,610
Net income from discontinued operations	$22,143	$21,080

There were no assets or liabilities related to discontinued operations on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

NOTE 4 – BALANCE SHEET OFFSETTING

Atlantic Capital enters into reverse repurchase agreements to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.

The following table presents a summary of amounts outstanding in derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements at June 30, 2020 and December 31, 2019. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
(in thousands)	Recognized	Offset on the	Asset	Financial	Collateral
June 30, 2020	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$25,677	$—	$25,677	$—	$—	$25,677
Total	$25,677	$—	$25,677	$—	$—	$25,677

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$13,012	$—	$13,012	$(13,012)	$—	$—
Total	$13,012	$—	$13,012	$(13,012)	$—	$—

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2019	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$8,856	$—	$8,856	$—	$—	$8,856
Total	$8,856	$—	$8,856	$—	$—	$8,856

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$5,647	$—	$5,647	$(5,647)	$—	$—
Total	$5,647	$—	$5,647	$(5,647)	$—	$—

NOTE 5 – SECURITIES

The following table presents the amortized cost, fair value, and allowance for credit losses on securities available-for-sale and held-to-maturity at June 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
June 30, 2020
Available-For-Sale
U.S. states and political divisions	$80,744	$2,411	$(13)	$83,142
Trust preferred securities	4,821	—	(446)	4,375
Corporate debt securities	19,541	294	(152)	19,683
Residential mortgage-backed securities	157,813	6,832	(16)	164,629
Total available-for-sale	262,919	9,537	(627)	271,829

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	185,933	8,795	(66)	194,662	(13)	185,920
Total held-to-maturity	185,933	8,795	(66)	194,662	(13)	185,920

Total securities	$448,852	$18,332	$(693)	$466,491

		Gross	Gross
December 31, 2019	Amortized	Unrealized	Unrealized
Available-For-Sale	Cost	Gains	Losses	Fair Value
U.S. states and political divisions	$81,865	$863	$(243)	$82,485
Trust preferred securities	4,808	—	(120)	4,688
Corporate debt securities	19,557	363	—	19,920
Residential mortgage-backed securities	173,047	2,797	(476)	175,368
Total available-for-sale	279,277	4,023	(839)	282,461

Held-to-Maturity
U.S. states and political divisions	116,972	104	(1,785)	115,291
Total held-to-maturity	116,972	104	(1,785)	115,291
Total securities	$396,249	$4,127	$(2,624)	$397,752

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the three and six months ended June 30, 2020.

	For the Three Months Ended June 30,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$10	$4	$14
Provision for credit losses	(1)	—	(1)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$9	$4	$13

	For the Six Months Ended June 30,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$—	$—	$—
Impact of adopting ASU 2016-13	13	7	20
Provision for credit losses	(4)	(3)	(7)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$9	$4	$13

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. Accrued interest receivable on held-to-maturity debt securities totaled $2.0 million at June 30, 2020 and $796,000 at December 31, 2019, and is recorded in Other Assets on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on available-for-sale debt securities totaled $1.1 million at June 30, 2020, and is recorded in Other Assets on the Consolidated Balance Sheets and is not included in the estimate of credit losses.

Atlantic Capital monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at June 30, 2020, aggregated by credit quality indicator.

	Held-to-Maturity
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

June 30, 2020	(in thousands)
Aa1	$32,321	$7,748	$40,069
Aa2	32,173	20,871	53,044
Aa3	19,452	4,047	23,499
Aaa	48,550	20,771	69,321
Total	$132,496	$53,437	$185,933

As of June 30, 2020, there were no debt securities held-to-maturity that were classified as either nonaccrual or past due over 89 days and still accruing.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Within 1 year	$6,030	$6,182	$—	$—
Over 1 year through 5 years	4,536	4,712	—	—
5 years to 10 years	36,260	36,564	318	319
Over 10 years	58,280	59,742	185,615	194,343
	105,106	107,200	185,933	194,662
Residential mortgage-backed securities	157,813	164,629	—	—
Total	$262,919	$271,829	$185,933	$194,662

The following table summarizes available-for-sale and held-to-maturity securities in an unrealized loss position as of June 30, 2020 and December 31, 2019.

	Less than 12 months		12 months or greater		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Available-for-Sale
U.S. states and political divisions	$1,977	$(13)	$—	$—	$1,977	$(13)
Trust preferred securities	—	—	4,375	(446)	4,375	(446)
Corporate debt securities	9,848	(152)	—	—	9,848	(152)
Residential mortgage-backed securities	—	—	1,972	(16)	1,972	(16)
Total available-for-sale	11,825	(165)	6,347	(462)	18,172	(627)
Held-to-Maturity
U.S. states and political divisions	16,333	(66)	—	—	16,333	(66)
Total held-to-maturity	16,333	(66)	—	—	16,333	(66)
Total securities	$28,158	$(231)	$6,347	$(462)	$34,505	$(693)

December 31, 2019
Available-for-Sale
U.S. states and political divisions	$20,019	$(190)	$4,090	$(53)	$24,109	$(243)
Trust preferred securities	—	—	4,687	(120)	4,687	(120)
Residential mortgage-backed securities	10,751	(78)	30,292	(398)	41,043	(476)
Total available-for-sale	30,770	(268)	39,069	(571)	69,839	(839)
Held-to-Maturity
U.S. states and political divisions	96,854	(1,785)	—	—	96,854	(1,785)
Total held-to-maturity	96,854	(1,785)	—	—	96,854	(1,785)
Total securities	$127,624	$(2,053)	$39,069	$(571)	$166,693	$(2,624)

At June 30, 2020, there were six available-for-sale securities and eight held-to-maturity securities that were in an unrealized loss position. At December 31, 2019, there were 77 available-for-sale securities and 35 held-to-maturity securities that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2020 and December 31, 2019 were attributable to changes in market interest rates. No credit impairment was recorded for those securities in an unrealized loss position for the three and six months of 2020 or 2019.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Proceeds from sales	$—	$54,938	$—	$54,938
Gross realized gains	—	$1,122	$—	$1,122
Gross realized losses	—	(468)	—	(468)
Net gains on sales of securities	$—	$654	$—	$654

Investment securities with a carrying value of $31.2 million and $32.3 million were pledged to secure public funds and other borrowings at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, Atlantic Capital had investments with a carrying value of $5.1 million and $4.7 million, respectively, in Small Business Investment Companies (“SBICs”) where Atlantic Capital is the limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the first six months of 2020, the Company did not record any impairment on these SBICs. For the same period in 2019, the Company recorded impairment in the amount of $26,000 on these SBICs. The impairment resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio as of June 30, 2020 and December 31, 2019, is summarized below.

	June 30, 2020	December 31, 2019

	(in thousands)
Loans held for sale
Loans held for sale	1,153	370
Total loans held for sale	$1,153	$370

Loans held for investment
Commercial loans:
Commercial and industrial	$973,818	$705,115
Commercial real estate	900,321	916,328
Construction and land	128,991	127,540
Mortgage warehouse participations	—	13,941
Total commercial loans	2,003,130	1,762,924
Residential:
Residential mortgages	32,327	31,315
Home equity	23,689	25,002
Total residential loans	56,016	56,317
Consumer	113,149	37,765
Other	22,160	19,552
Total loans	2,194,455	1,876,558
Less net deferred fees and other unearned income	(9,761)	(3,034)
Less allowance for credit losses on loans	(31,605)	(18,535)
Loans held for investment, net	$2,153,089	$1,854,989

At June 30, 2020 and December 31, 2019, loans with a carrying value of $358.9 million and $729.6 million, respectively, were pledged as collateral to secure Federal Home Loan Bank of Atlanta (“FHLB”) advances and the Federal Reserve discount window.

The fair value adjustments on purchased loans outside the scope of ASC 310-30 are accreted to interest income over the life of the loans. At June 30, 2020, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $313,000 compared to $279,000 at December 31, 2019.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  It is comprised of specific allowance for individually assessed loans and a general allowance for loans that are collectively assessed in pools with similar risk characteristics. The allowance is regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loan portfolio.  Refer to Note 1, “Accounting Policies and Basis of Presentation” to the Consolidated Financial Statements for additional information. Accrued interest receivable totaled $9.3 million at June 30, 2020, was reported in Other Assets on the Consolidated Balance Sheets and was excluded from the estimate of credit losses for loans.

The following table presents the balance and activity in the allowance for credit losses on loans by portfolio segment for the three months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,
	2020				2019
	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance, prior to adoption of ASC 326	$23,830	$415	$651	$24,896	$17,397	$447	$263	$18,107
Provision for loan losses	8,482	138	(398)	8,222	1,055	(283)	(74)	698
Loans charged-off	(1,479)	(36)	—	(1,515)	(635)	—	—	(635)
Recoveries	1	—	1	2	—	—	16	16
Total ending allowance balance	$30,834	$517	$254	$31,605	$17,817	$164	$205	$18,186

	For the Six Months Ended June 30,
	2020				2019
	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance, prior to adoption of ASC 326	$18,203	$145	$187	$18,535	$17,322	$292	$237	$17,851
Impact of adopting ASC 326	(947)	8	85	(854)	—	—	—	—
Provision for loan losses	15,134	524	(27)	15,631	1,662	(127)	(23)	1,512
Loans charged-off	(1,575)	(161)	—	(1,736)	(1,184)	(9)	(37)	(1,230)
Recoveries	19	1	9	29	17	8	28	53
Total ending allowance balance	$30,834	$517	$254	$31,605	$17,817	$164	$205	$18,186

A charge-off is recognized when the amount of the loss is quantifiable and timing is known. A collateral based loan charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated net realizable value of the loan. When assessing property value for the purpose of determining a charge-off, a third-party appraisal or an independently derived internal evaluation is generally employed.

Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. Atlantic Capital’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

Troubled Debt Restructurings

TDRs are made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs do not accrue interest and are included as nonperforming assets (“NPAs”) within nonaccrual loans (“NPLs”). TDRs which are accruing interest based on the restructured terms are considered performing.

As of June 30, 2020 and December 31, 2019, the Company had a recorded investment in TDRs of $14.6 million and $13.2 million, respectively. The Company allocated $793,000 in allowance for those loans at June 30, 2020 and had no commitments to lend additional funds on loans modified as TDRs as of June 30, 2020. The Company had commitments to lend additional funds of $4,000 on loans modified as TDRs as of December 31, 2019.

Loans, by portfolio class, modified as TDRs during the three and six months ended June 30, 2020 and 2019 are as follows:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of Loans	Recorded Investment	Recorded Investment

		(in thousands)
Three Months Ended June 30, 2020
Commercial and industrial	—	$—	$—
Total	—	$—	$—

Six Months Ended June 30, 2020
Commercial and industrial	1	$67	$67
Commercial real estate	1	1,945	1,945
Total	2	$2,012	$2,012

Three Months Ended June 30, 2019
Commercial and industrial	3	$382	$382
Total	3	$382	$382

Six Months Ended June 30, 2019
Commercial and industrial	6	$1,235	$1,235
Commercial real estate	2	926	926
Total	8	$2,161	$2,161

The Company did not forgive any principal on TDRs during the three and six months ended June 30, 2020 and 2019.

During the three and six months ended June 30, 2020, two commercial loans totaling $320,000, which were previously modified as TDRs, had a payment default within twelve months following the modification. These TDRs that subsequently defaulted decreased the allowance for credit losses by $20,000 due to a paydown and did not result in any charge-offs during the three and six months ended June 30, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Section 4013 “Temporary Relief From Troubled Debt Restructurings,” of the Coronavirus Aid, Relief, and Economic Security Act, passed by Congress and signed into law on March 27, 2020, allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. On April 7, 2020, the Federal Financial Institutions Examination Council provided additional guidance in its Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). This guidance received concurrence from the FASB and clarified that loan modifications made under the following criteria are generally not considered TDRs if:

●	the modification is in response to the National Emergency;
●	the borrower was current on payments at the time the modification program is implemented; and
●	the modification is short-term (e.g., six months).

Atlantic Capital individually rates loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, consumer credit risk scores (Fair Isaac Corporation (FICO) scores), rating agency information, loan-to-value ratios, collateral, collection experience, and other internal metrics. The likelihood of default of a credit transaction is graded in the Obligor Rating and is determined through credit analysis. Ratings are generally reviewed at least annually or more frequently if there is a material change in creditworthiness. Exceptions to this policy may include loans with commitments less than $1 million, well-collateralized term loans and loans to individuals with limited exposure or complexity.

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

As of June 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total

	(in thousands)
June 30, 2020
Commercial - commercial and industrial:
Risk rating
Pass	$322,442	$160,555	$112,710	$50,353	$38,884	$18,496	$188,250	$891,690
Special mention	—	5,405	23,277	1,519	—	349	30,546	61,096
Substandard	—	1,929	4,943	2,214	1,059	6,505	4,344	20,994
Doubtful	—	342	—	—	—	(304)	—	38
Total commercial - commercial and industrial	$322,442	$168,231	$140,930	$54,086	$39,943	$25,046	$223,140	$973,818
Commercial - commercial real estate:
Risk rating
Pass	$48,120	$169,996	$141,651	$106,354	$139,914	$228,636	$8,977	$843,648
Special mention	—	2,879	5,521	1,099	10,533	4,221	—	24,253
Substandard	—	11,532	1,591	3,003	—	16,244	50	32,420
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial real estate loans	$48,120	$184,407	$148,763	$110,456	$150,447	$249,101	$9,027	$900,321
Commercial - construction and land:
Risk rating
Pass	$34,958	$52,732	$24,113	$—	$4,407	$1,982	$1,845	$120,037
Special mention	—	8,954	—	—	—	—	—	8,954
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial - construction and land loans	$34,958	$61,686	$24,113	$—	$4,407	$1,982	$1,845	$128,991
Residential - mortgages:
Risk rating
Pass	$2,972	$3,241	$15,687	$1,977	$5,256	$232	$227	$29,592
Special mention	697	—	862	768	—	—	—	2,327
Substandard	—	—	179	—	26	203	—	408
Doubtful	—	—	—	—	—	—	—	—
Total residential - mortgage loans	$3,669	$3,241	$16,728	$2,745	$5,282	$435	$227	$32,327
Residential - home equity:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$23,689	$23,689
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential - home equity loans	$—	$—	$—	$—	$—	$—	$23,689	$23,689
Consumer:
Risk rating
Pass	$250	$2,283	$53	$64	$70	$106,865	$3,564	$113,149
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$250	$2,283	$53	$64	$70	$106,865	$3,564	$113,149
Consumer - other:
Risk rating
Pass	$—	$—	$4,794	$2,112	$232	$784	$6,982	$14,904
Special mention	—	6,798	—	—	—	—	—	6,798
Substandard	—	—	—	458	—	—	—	458
Doubtful	—	—	—	—	—	—	—	—
Total consumer - other loans	$—	$6,798	$4,794	$2,570	$232	$784	$6,982	$22,160

Total:
Pass	$408,742	$388,807	$299,008	$160,860	$188,763	$356,995	$233,534	$2,036,709
Special Mention	697	24,036	29,660	3,386	10,533	4,570	30,546	103,428
Substandard	—	13,461	6,713	5,675	1,085	22,952	4,394	54,280
Doubtful	—	342	—	—	—	(304)	—	38
Total	$409,439	$426,646	$335,381	$169,921	$200,381	$384,213	$268,474	$2,194,455

As of December 31, 2019, the risk category of loans by class of loans is as follows.

		Special	Substandard	Substandard	Doubtful
	Pass	Mention	Accruing	Nonaccruing	Nonaccruing	Total

	(in thousands)
December 31, 2019
Commercial and industrial	$648,895	$40,179	$10,051	$5,990	$-	$705,115
Commercial real estate	891,078	5,483	19,504	263	-	916,328
Construction and land	127,540	-	-	-	-	127,540
Residential mortgages	30,941	-	119	151	104	31,315
Home equity	24,302	-	-	700	-	25,002
Mortgage warehouse	13,941	-	-	-	-	13,941
Consumer/Other	56,336	500	481	-	-	57,317
Total Loans	$1,793,033	$46,162	$30,155	$7,104	$104	$1,876,558

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2020:

	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$3,177	$2,481	$5,658	$—
Commercial real estate	157	—	157	—
Total commercial loans	3,334	2,481	5,815	—
Residential mortgages	115	—	115	335
Total loans	$3,449	$2,481	$5,930	$335

The gross additional interest income that would have been earned during the three and six months ended June 30, 2020 had performing TDRs performed in accordance with the original terms is immaterial. Atlantic Capital recognized interest income on nonaccrual loans of $51,000 and $82,000 during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, Atlantic Capital recognized interest income on nonaccrual loans totaling $105,000 and $168,000, respectively.

The following table presents the amortized cost basis of collateral dependent impaired loans by class of loans as of June 30, 2020:

	Real		Business	SBA
	Property	Equipment	Assets	Guaranty-75%	Total
Commercial loans:
Commercial and industrial	$2,424	$544	$192	$1,476	$4,636
Commercial real estate	48	109	—	—	157
Total commercial loans	2,472	653	192	1,476	4,793
Residential mortgages	115	—	—	—	115
Total loans	$2,587	$653	$192	$1,476	$4,908

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans.

	As of June 30, 2020
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$828	$284	$—	$5,658	$6,770	$967,048	$973,818
Commercial real estate	—	364	—	157	521	899,800	900,321
Construction and land	—	—	—	—	—	128,991	128,991
Residential mortgages	2,063	—	335	115	2,513	29,814	32,327
Home equity	—	—	—	—	—	23,689	23,689
Consumer	2,453	923	—	—	3,376	131,933	135,309
Total Loans	$5,344	$1,571	$335	$5,930	$13,180	$2,181,275	$2,194,455

	As of December 31, 2019
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$4,069	$30	$—	$5,990	$10,089	$695,026	$705,115
Commercial real estate	1,194	—	85	262	1,541	914,787	916,328
Construction and land	—	—	—	—	—	127,540	127,540
Residential mortgages	707	—	—	256	963	30,352	31,315
Home equity	—	—	—	700	700	24,302	25,002
Mortgage warehouse	—	—	—	—	—	13,941	13,941
Consumer	136	—	—	—	136	57,181	57,317
Total Loans	$6,106	$30	$85	$7,208	$13,429	$1,863,129	$1,876,558

The following table presents loans purchased and/or sold during the three and six months ended June 30, 2020 by portfolio class:

	Three Months Ended June 30, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$-	$-	$-	$-
SBA Sales	10,205	1,334	-	11,539
Total Loans	$10,205	$1,334	$—	$11,539

	Six Months Ended June 30, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$-	$-	$-	$-
SBA Sales	16,169	1,492	277	17,938
Total Loans	$16,169	$1,492	$277	$17,938

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Atlantic Capital tests goodwill for impairment annually in the fourth quarter. In assessing the possibility that the Company's fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, Atlantic Capital considers all available evidence, including (i) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (ii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any. Atlantic Capital considered the declining market conditions generated by the COVID-19 pandemic during the first six months of 2020 and performed an interim impairment test as of May 31, 2020, which incorporated a combination of income and market valuation approaches and indicated that no impairment existed surrounding goodwill. Atlantic Capital continued to assess events and circumstances through the balance sheet date and through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment including analyzing the impacts from the COVID-19 pandemic.

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

The following table presents activity for goodwill and other intangible assets:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Goodwill	Core Deposit Intangible	Total	Goodwill	Core Deposit Intangible	Total

	(in thousands)
2020
Balance, beginning of period	$19,925	$—	$19,925	$19,925	$—	$19,925
Amortization	—	—	—	—	—	—
Balance, end of period	$19,925	$—	$19,925	$19,925	$—	$19,925

2019
Balance, beginning of period	$21,690	$1,158	$22,848	$21,690	$1,405	$23,095
Amortization	—	—	—	—	(247)	(247)
Impairment, due to Branch Sale	(1,765)	(1,158)	(2,923)	(1,765)	(1,158)	(2,923)
Balance, end of period	$19,925	$—	$19,925	$19,925	$—	$19,925

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

NOTE 8 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the balance of SBA loans sold and serviced by Atlantic Capital totaled $181.5 million and $185.5 million, respectively.

Changes in the balance of servicing assets for the three and six months ended June 30, 2020 and 2019 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
SBA Loan Servicing Assets	2020	2019	2020	2019

	(in thousands)		(in thousands)
Beginning carrying value, net	$2,523	$2,677	$2,731	$2,539
Additions	197	327	302	625
Amortization	(217)	(278)	(530)	(438)
Ending carrying value	$2,503	$2,726	$2,503	$2,726

At June 30, 2020 and December 31, 2019, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	June 30, 2020	December 31, 2019

	(dollars in thousands)
Fair value of retained servicing assets	$2,654	$2,842
Weighted average life	3.29 years	3.77 years
Prepayment speed:	17.49%	14.87%
Decline in fair value due to a 10% adverse change	$(97)	$(150)
Decline in fair value due to a 20% adverse change	$(202)	$(254)
Weighted average discount rate	12.78%	13.66%
Decline in fair value due to a 100 bps adverse change	$(39)	$(98)
Decline in fair value due to a 200 bps adverse change	$(93)	$(156)

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

Changes in the balance of TriNet servicing assets for the three and six months ended June 30, 2020 and 2019 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
TriNet Servicing Assets	2020	2019	2020	2019

	(in thousands)		(in thousands)
Beginning carrying value, net	$262	$406	$296	$444
Amortization	(34)	(37)	(68)	(75)
Ending carrying value	$228	$369	$228	$369

At June 30, 2020 and December 31, 2019, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	June 30, 2020	December 31, 2019

	(dollars in thousands)
Fair value of retained servicing assets	$379	$414
Weighted average life	5.10 years	5.58 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(4)	$(5)
Decline in fair value due to a 20% adverse change	$(8)	$(10)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(8)	$(9)
Decline in fair value due to a 200 bps adverse change	$(15)	$(18)

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2020			June 30, 2020
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$19,057	$(4,711)	$14,346	$6,081	$(1,520)	$4,561
Unrealized net gains (losses) on investment securities available-for-sale	1,331	(329)	1,002	5,726	(1,407)	4,319
Unrealized net gains (losses) on derivatives	720	(178)	542	9,301	(2,291)	7,010
Accumulated other comprehensive income (loss) end of period	$21,108	$(5,218)	$15,890	$21,108	$(5,218)	$15,890

	For the Three Months Ended			For the Six Months Ended
	June 30, 2019			June 30, 2019
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$(3,882)	$972	$(2,910)	$(13,743)	$3,438	$(10,305)
Unrealized net gains (losses) on investment securities available-for-sale	6,090	(1,524)	4,566	14,562	(3,642)	10,920
Reclassification adjustment for net realized losses on investment securities available-for-sale	(654)	164	(490)	(654)	164	(490)
Unrealized net gains (losses) on derivatives	3,220	(805)	2,415	4,609	(1,153)	3,456
Accumulated other comprehensive income (loss) end of period	$4,774	$(1,193)	$3,581	$4,774	$(1,193)	$3,581

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

The following table represents the earnings per share calculations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands, except share and per share amounts)
Net income from continuing operations	$1,849	$7,009	$3,973	$13,449
Net income from discontinued operations	—	22,143	—	21,080
Net income available to common shareholders	$1,849	$29,152	$3,973	$34,529

Weighted average shares outstanding
Basic (1)	21,472,462	23,888,381	21,580,855	24,369,106
Effect of dilutive securities:
Stock options and performance share awards	62,578	152,425	107,857	158,286
Diluted	21,535,040	24,040,806	21,688,712	24,527,392

Net income per common share - basic
Net income per common share - continuing operations	$0.09	$0.29	$0.18	$0.55
Net income per common share - discontinued operations	—	0.93	—	0.87
Net income per common share - basic	$0.09	$1.22	$0.18	$1.42
Net income per common share - diluted
Net income per common share - continuing operations	$0.09	$0.29	$0.18	$0.55
Net income per common share - discontinued operations	—	0.92	—	0.86
Net income per common share - diluted	$0.09	$1.21	$0.18	$1.41
(1)	Unvested restricted shares are participating securities and included in basic share calculations.

Stock options outstanding of 109,446 at June 30, 2020 and 150 at June 30, 2019 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.

The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 21,477,631 shares of common stock issued and outstanding at June 30, 2020. At December 31, 2019, 21,751,026 shares of common stock were issued and outstanding. Atlantic Capital had no shares of preferred stock outstanding at June 30, 2020 or December 31, 2019.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. No dividends were paid by the Bank to Atlantic Capital during the three months ended June 30, 2020. For the six months ended June 30, 2020, the Bank paid dividends totaling $12.5 million. For the three and six months ended June 30, 2019, the Bank paid dividends totaling $26.5 million to Atlantic Capital. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

During the first quarter of 2020, the Company completed the $85.0 million stock repurchase program authorized by the Board of Directors on November 14, 2018. On March 4, 2020, the Board of Directors authorized a new stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock. The repurchase program commenced immediately with respect to $15 million of stock, and the remaining $10 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will constitute authorized but unissued shares. During the first six months of 2020, the Company repurchased 418,858 shares totaling $7.4 million, of which 114,592 shares totaling $1.6 million were purchased under the new stock buyback program with the remaining shares purchased under the previous program. The Company paused repurchases in March 2020 as part of its holding company liquidity planning in response to the COVID-19 pandemic.

NOTE 11 – DERIVATIVES AND HEDGING

Risk Management

Atlantic Capital’s objectives in using interest rate derivatives are to stabilize net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.

Cash Flow Hedges

At June 30, 2020, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2020 and December 31, 2019, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $125.0 million and $175.0 million, respectively.

No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three and six months ended June 30, 2020 and 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $1.7 million will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.

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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income. At June 30, 2020 and December 31, 2019, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $71.7 million and $89.5 million, respectively.

Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At June 30, 2020 and December 31,

2019, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $146.5 million and $149.1 million, respectively.

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

In accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At June 30, 2020 and December 31, 2019, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $13.9 million and $13.6 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

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

To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At June 30, 2020 and December 31, 2019, Atlantic Capital had credit risk participation agreements with a notional amount of $6.7 million and $7.7 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of June 30, 2020 and December 31, 2019:

Derivatives designated as hedging instruments under ASC 815

		June 30, 2020		December 31, 2019
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$125,000	$12,790	$125,000	$3,578

Cash flow hedge of LIBOR based loans	Other liabilities	$—	$—	$50,000	$8

Derivatives not designated as hedging instruments under ASC 815

		June 30, 2020		December 31, 2019
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Customer swap positions	Other assets	$35,861	$2,366	$44,763	$1,025
Zero premium collar	Other assets	73,265	10,521	74,562	4,253
		$109,126	$12,887	$119,325	$5,278

Dealer offsets to customer swap positions	Other liabilities	$35,861	$2,400	$44,763	$1,090
Dealer offset to zero premium collar	Other liabilities	73,265	10,601	74,562	4,545
Credit risk participation	Other liabilities	6,719	11	7,657	4
		$115,845	$13,012	$126,982	$5,639

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019.

Derivatives not designated as hedging instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative		Recognized in Income on Derivative
(in thousands)	Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Interest rate products	Other income	$12	$(231)	$(242)	$(341)
Other contracts	Other income	(2)	(2)	6	(3)
Total		$10	$(233)	$(236)	$(344)

The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and six months ended June 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30,					Six Months Ended June 30,
	Amount of Gain or					Amount of Gain or
	(Loss) Recognized in		Gain or (Loss) Reclassified from			(Loss) Recognized in		Gain or (Loss) Reclassified from
	OCI on Derivatives		Accumulated OCI in Income			OCI on Derivatives		Accumulated OCI in Income
	(Effective Portion)		(Effective Portion)			(Effective Portion)		(Effective Portion)
(in thousands)	2020	2019	Location	2020	2019	2020	2019	Location	2020	2019
Interest rate swaps	$3,669	$1,823	Interest income	$(510)	$(8)	$9,268	$3,091	Interest income	$(652)	$(129)

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT

Federal Home Loan Bank borrowings as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Balance	Interest Rate	Balance	Interest Rate

	(in thousands)
FHLB short-term borrowings:
Fixed rate advance maturing July 14, 2020	$50,000	0.27%	$—	—%
Total	$50,000		$—

Interest expense for FHLB borrowings totaled $38,000 for the three and six months ended June 30, 2020. Interest expense for FHLB borrowings for the three and six months ended June 30, 2019 was $270,000.

At June 30, 2020, the Company had available line of credit commitments with the FHLB totaling $815.8 million, with $50.0 million outstanding FHLB advances. However, based on actual collateral pledged, $140.2 million was available. At June 30, 2020, the Company had an available line of credit based on the collateral available of $218.7 million with the Federal Reserve Bank of Atlanta (“FRB”). Interest expense on federal funds purchased for the three and six months ended June 30, 2020 totaled $6,000 and $38,000, respectively, and $168,000 and $286,000, for the three and six months ended June 30, 2019, respectively.

On September 28, 2015, Atlantic Capital issued subordinated notes (the “Notes”) totaling $50.0 million in aggregate principal amount and callable at par on September 30, 2020. The Notes are due September 30, 2025 and bear a fixed rate of interest of 6.25% per year until September 29, 2020. From September 30, 2020 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 468 basis points. The Notes were priced at 100% of their par value and qualify as Tier 2 regulatory capital.

Subordinated debt is summarized as follows:

	June 30, 2020	December 31, 2019

	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$50,000	$50,000
Principal amount of subordinated debt	$50,000	$50,000
Less debt issuance costs	42	127
Subordinated debt, net	$49,958	$49,873

All subordinated debt outstanding at June 30, 2020 matures after more than five years.

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

At June 30, 2020, approximately 3,111,000 additional awards could be granted under the plan. Through June 30, 2020, incentive stock options, nonqualified stock options, restricted stock awards, performance share awards, and other stock-based awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company accounts for stock options in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. Total stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2020 for stock option grants was $17,000 and $35,000, respectively, and $52,000 and $133,000 for the three and six months ended June 30, 2019, respectively. Unrecognized stock-based compensation expense related to stock option grants at June 30, 2020 and 2019 was $24,000 and $95,000, respectively. At June 30, 2020 and 2019, the weighted average period over which this unrecognized expense is expected to be recognized was 0.3 years and 1.4 years, respectively. The weighted average remaining contractual life of options outstanding at June 30, 2020 was 2.1 years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during the six months ended June 30, 2019. No stock options were granted/modified during the six months ended June 30, 2020.

For the six months ended
June 30, 2019
Risk‑free interest rate	2.27%
Expected term in years	1.73-1.82
Expected stock price volatility	26.8%
Dividend yield	—%

The following table represents stock option activity for the six months ended June 30, 2020:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, December 31, 2019	318,980	$11.47
Granted/modified(1)	—	—
Exercised	(60,940)	10.82
Forfeited(1)	—	—
Expired	(94)	102.12
Outstanding, June 30, 2020	257,946	$11.59	2.06	$284
Exercisable, June 30, 2020	247,946	$11.45	1.93	$284
(1)	During the six months ended June 30, 2020, the Company did not modify any options.

The total fair value of option shares vested for the six months ended June 30, 2020 and 2019 was $0 and $137,000, respectively.

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

Compensation expense related to restricted stock and performance shares for the three and six months ended June 30, 2020 was $632,000 and $1.0 million, respectively, and $216,000 and $707,000 for the three and six months ended June 30, 2019, respectively. Unrecognized compensation expense associated with restricted stock was $2.9 million as of June 30, 2020 and $2.4 million as of June 30, 2019. At June 30, 2020 and June 30, 2019, the weighted average period over which this unrecognized expense is to be recognized was 2.17 years and 2.17 years, respectively. During the three and six months ended June 30, 2020, there were 18,717 and 142,550 restricted stock and performance share awards granted at a weighted average grant price of $11.38 and $18.13 per share, respectively. During the three and six months ended June 30, 2019, there were 25,743 and 130,093 restricted stock and performance share awards granted at a weighted average grant price of $17.54 and $19.54 per share, respectively.

The Company did not modify any options during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company modified options for 12,500 shares and 4,719 restricted stock awards to two individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $31,000 for the six months ended June 30, 2019.

The following table represents restricted stock and performance share award activity for the six months ended June 30, 2020:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding, December 31, 2019	292,877	$19.00
Granted/modified(1)	142,550	18.13
Vested	(98,991)	17.60
Forfeited	(5,661)	18.67
Outstanding, June 30, 2020	330,775	$19.05

(1)	During the six months ended June 30, 2020, the Company did not modify any restricted stock awards.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three or six months ended June 30, 2020 and 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

	Fair Value Measurements at June 30, 2020 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$83,142	$—	$83,142
Trust preferred securities	—	4,375	—	4,375
Corporate debt securities	—	19,683	—	19,683
Mortgage-backed securities	—	164,629	—	164,629
Total securities available-for-sale	$—	$271,829	$—	$271,829
Interest rate derivative assets	$—	$25,677	$—	$25,677
Interest rate derivative liabilities	$—	$13,012	$—	$13,012

	Fair Value Measurements at December 31, 2019 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$82,485	$—	$82,485
Trust preferred securities	—	4,688	—	4,688
Corporate debt securities	—	19,920	—	19,920
Mortgage-backed securities	—	175,368	—	175,368
Total securities available-for-sale	$—	$282,461	$—	$282,461
Interest rate derivative assets	$—	$8,856	$—	$8,856
Interest rate derivative liabilities	$—	$5,647	$—	$5,647

For the six months ended June 30, 2020 and twelve months ended December 31, 2019, there was no change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
June 30, 2020	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$4,680	$4,680

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2019	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$4,288	$4,288

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at June 30, 2020 and December 31, 2019.

	Fair Value Measurements at
	June 30, 2020 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$33,759	$33,759	$—	$—
Interest-bearing deposits in banks	33,038	33,038	—	—
Total securities available-for-sale	271,829	—	271,829	—
Total securities held-to-maturity	185,920	—	194,662	—
FHLB stock	4,744	—	—	4,744
Federal Reserve Bank stock	10,029	—	—	10,029
Loans held for investment, net	2,184,694	—	—	2,211,005
Derivative assets	25,677	—	25,677	—
Financial liabilities:
Deposits	$2,407,631	$—	$2,373,838	$—
Federal funds purchased	6,000	6,000	—	—
Subordinated debt	49,958	—	50,153	—
FHLB advances	50,000	—	50,004	—
Derivative financial instruments	13,012	—	13,012	—

	Fair Value Measurements at
	December 31, 2019 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$45,249	$45,249	$—	$—
Interest-bearing deposits in banks	421,079	421,079	—	—
Total securities available-for-sale	282,461	—	282,461	—
Total securities held-to-maturity	116,972	—	115,291	—
FHLB stock	2,680	—	—	2,680
Federal Reserve Bank stock	9,998	—	—	9,998
Loans held for investment, net	1,873,524	—	—	1,890,258
Loans held for sale	370	—	370	—
Derivative assets	8,856	—	8,856	—
Financial liabilities:
Deposits	$2,499,046	$—	$2,421,957	$—
Subordinated debt	49,873	—	50,081	—
Derivative financial instruments	5,647	—	5,647	—

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

Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019

	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$739,648	$735,905
Standby letters of credit	9,973	8,053
	$749,621	$743,958

Minimum lease payments	$18,993	$20,055

The Company also had commitments related to investments in SBICs totaling $2.0 million and $2.4 million at June 30, 2020 and December 31, 2019, respectively.

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

NOTE 16 – REVENUE RECOGNITION

Service Charges on Deposit Accounts

Service charges represent general service fees for monthly account maintenance and activity, or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed, such as a wire transfer or ATM withdrawal. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. The following table presents service charges by type of service provided for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

			(in thousands)
Deposit account analysis fees and charges	$997	$676	$1,931	$1,222
ATM fees	16	(8)	36	39
NSF fees	7	8	25	22
Wire fees	15	102	148	212
Foreign exchange fees	43	92	169	165
Other	3	—	4	4
Total service charges - continuing operations	1,081	870	2,313	1,664
Service charges - discontinued operations	—	46	—	527
Total service charges	$1,081	$916	$2,313	$2,191

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of June 30, 2020, operating lease ROU assets and liabilities were $10.8 million and $15.8 million, respectively, compared to $11.9 million and $16.9 million, respectively, as of December 31, 2019. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets. Additionally, the

Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component.

Rent expense for the three and six months ended June 30, 2020 was $598,000 and $1.2 million, respectively. For the three and six months ended June 30, 2019, rent expense was $473,000 and $1.2 million, respectively, which was included in occupancy expense in the Consolidated Statements of Income.

The table below summarizes the Company’s net lease cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Operating lease cost	$592	$461	$1,186	$1,126
Short-term lease cost	6	12	15	26
Sublease income	(92)	(42)	(182)	(116)
Net lease cost	$506	$431	$1,019	$1,036

The tables below summarize other information related to the Company’s operating leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$565	$522	$1,125	$1,043
Right-of-use assets obtained in exchange for new finance lease liabilities	—	716	—	15,207

	As of June 30,
	2020	2019
Weighted-average remaining lease term - operating leases	8.7 years	9.2 years

Weighted-average discount rate - operating leases	3.04%	3.30%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2020
(in thousands)
Twelve Months Ended:
June 30, 2021	$2,027
June 30, 2022	2,351
June 30, 2023	2,244
June 30, 2024	1,995
March 31, 2025	1,893
Thereafter	8,483
Total future minimum lease payments	18,993
Less: Interest	(3,146)
Present value of net future minimum lease payments	$15,847

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Atlantic Capital Bancshares, Inc. (“we,” “us,” or “Atlantic Capital”) contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “would,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the impact of the COVID-19 pandemic or any other pandemic on the national and local economy and the responses of governmental authorities on our operations, including declines in credit quality, strains on capital and liquidity, fluctuations in our payment processing business, and declines in deposits;
●	our strategic decision to focus on the greater Atlanta market may not positively impact our financial condition in the expected timeframe, or at all;
●	costs associated with our growth and hiring initiatives in the Atlanta market area;
●	risks associated with increased geographic concentration, borrower concentration and concentration in commercial real estate and commercial and industrial loans resulting from our exit of the Tennessee and northwest Georgia markets and our strategic realignment;
●	our strategic decision to increase our focus on Small Business Administration ("SBA") and franchise lending may expose us to additional risks associated with these types of lending, including industry concentration risks, our ability to sell the guaranteed portion of SBA loans, the impact of negative economic conditions on small businesses’ ability to repay the non-guaranteed portions of SBA loans, and changes to applicable federal regulations;
●	risks related to litigation, regulatory enforcement and reputation as a result of our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties;
●	risks associated with our ability to manage the planned growth of our payment processing business, including changing regulations, security risks, and unforeseen increases in transaction volume resulting from changes in our customers’ businesses and changes in the competitive landscape for payment processing;
●	changes in asset quality and credit risk;
●	the cost and availability of capital;

●	customer acceptance of our products and services;
●	customer borrowing, repayment, investment and deposit practices;
●	the introduction, withdrawal, success and timing of business initiatives;
●	the impact, extent, and timing of technological changes;
●	severe catastrophic events or social and civil unrest in our geographic area;
●	a weakening of the economies in which we conduct operations may adversely affect our operating results;
●	the U.S. legal and regulatory framework could adversely affect our operating results;
●	the interest rate environment may compress margins and adversely affect net interest income;
●	our ability to anticipate or respond to interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;
●	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;
●	our ability to determine accurate values of certain assets and liabilities;
●	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;
●	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;
●	the impact of the transition from LIBOR and our ability to adequately manage such transition;
●	adequacy of our risk management program;
●	increased competitive pressure due to consolidation in the financial services industry;
●	risks related to security breaches, cybersecurity attacks, and other significant disruptions in our information technology systems; and
●	other risks and factors identified in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors.”

Response to COVID-19

As the COVID-19 pandemic affected all areas of economic and social life, Atlantic Capital responded with measures to protect the health of its community, customers and employees. We implemented work-from-home initiatives for employees when possible, ceased non-essential business related travel, and began regular meetings of its executive leadership and incident response teams to direct our response to the ever-changing environment.

In addition, we have taken the following steps to assist customers during these challenging times, consistent with sound banking practice:

●	funding loans for business borrowers through the Paycheck Protection Program (“PPP”) with $234 million outstanding as of June 30, 2020;
●	evaluating business segments in our market areas to identify areas of need and focus our assessment and management of portfolio risk;
●	offering approximately $515 million in active initial payment deferrals to existing customers with a streamlined loan modification process when appropriate;
●	communicating with customers to assess developing credit situations and needs; and
●	engaging in liquidity planning, including pausing stock repurchases in March.

The COVID-19 pandemic has negatively impacted the global economy, and in response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other relief. Some of the provisions applicable to us include, but are not limited to:

●	Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

●	Paycheck Protection Program - The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA. The PPP is a loan program designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will generally forgive loans if all employees are kept on the payroll and the loan proceeds are used for certain payroll, rent, mortgage interest, or utilities expenses during the applicable covered period of eight or twenty-four weeks (as amended by the Paycheck Protection Program Flexibility Act).

●	Subsidy Payments - The CARES Act subsidy provides loan payments for six months on existing SBA 7(a) loans.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions that apply to us include, but are not limited to:

●	Accounting for Loan Modifications – A loan modification that does not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made in good faith in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.

●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

●	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include our accounting for the allowance for credit losses on loans, fair value measurements, and income tax related items. On January 1, 2020, we adopted ASC 326, which changes the accounting for the allowance for credit losses. For a discussion of this new accounting policy, refer to Note 1 of the June 30, 2020 Consolidated Financial Statements. Other significant accounting policies are discussed in the Notes to Consolidated Financial Statements within our Annual Report.

Non-GAAP Financial Measures.

This Form 10-Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Our management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) taxable equivalent net interest margin – continuing operations; (iv) taxable equivalent net interest margin; (v) taxable equivalent income and income tax expense; (vi) tangible assets; (vii) tangible common equity; (viii) tangible book value per common share; and (ix) allowance for credit losses to loans held for investment excluding PPP loans.

Management believes that non-GAAP financial measures provide a greater understanding of ongoing performance and operations, and enhance comparability with prior periods. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as determined in accordance with GAAP, and investors should consider our performance and financial condition as reported under GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. Non-GAAP financial measures may not be comparable to non- GAAP financial measures presented by other companies. A reconciliation of these non-GAAP financial measures to GAAP financial measures is included in Table 1.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

We reported net income from continuing operations of $1.8 million for the second quarter of 2020 compared to net income from continuing operations of $7.0 million for the second quarter of 2019. Diluted income per common share from continuing operations was $0.09 for the second quarter of 2020, compared to $0.29 for the same period in 2019.

For the six months ended June 30, 2020, we reported net income from continuing operations of $4.0 million. This compared to net income from continuing operations of $13.4 million for the six months ended June 30, 2019. Diluted income per common share from continuing operations was $0.18 for the six months ended June 30, 2020 compared to $0.55 for the same period in 2019.

The decrease in net income from continuing operations for the three months ended June 30, 2020, compared to the same period in 2019, was primarily attributable to an $8.2 million increase in the provision for credit losses due to the expected impact from the economic slowdown from the COVID-19 pandemic. The decrease in net income from continuing operations was partially offset by a decrease in noninterest expense of $350,000, or 3%, and a $2.0 million, or 10%, increase in taxable equivalent net interest income from continuing operations.

For the six months ended June 30, 2020 compared to the first six months of 2019, the decrease in net income from continuing operations was primarily attributable to an increase in provision for credit losses of $15.4 million, a $512,000, or 10%, decrease in noninterest income from continuing operations, partially offset by an increase of $2.7 million, or 7%, in taxable equivalent net interest income and a decrease in noninterest expense from continuing operations of $1.3 million, or 5%.

Taxable equivalent net interest income from continuing operations was $22.0 million for the second quarter of 2020, compared to $20.0 million for the second quarter of 2019. Taxable equivalent net interest margin from continuing operations decreased to 3.23% for the three months ended June 30, 2020 from 3.61% for the three months ended June 30, 2019. For the six months ended June 30, 2020, taxable equivalent net interest income was $43.2 million compared to $40.5 million for the same period of 2019. Taxable equivalent net interest margin decreased to 3.32% for the six months ended June 30, 2020 from 3.73% for the six months ended June 30, 2019. The margin decrease for the three and six months ended June 30, 2020 compared to the prior year was primarily the result of a decrease in loan yields due to the declining  interest rate environment and the addition of the lower yielding PPP loans.

Provision for credit losses for the quarter ended June 30, 2020 totaled $8.9 million, an increase of $8.2 million from the quarter ended June 30, 2019. For the six months ended June 30, 2020, our provision for loan losses was $16.9 million compared to a provision of $1.5 million for the first six months of 2019. The adoption of ASC 326 added a forecasting element to the calculation of expected credit losses in the first six months of 2020, which contributed to the increase in provision. The COVID-19 pandemic was also factored into adverse economic forecasts used under the current expected credit loss (“CECL”) model, which likely had a greater impact on the CECL model given its use of forecasting elements whereas the incurred loss model used prior to 2020 primarily considered historical data.

Noninterest income decreased $598,000, or 20%, to $2.3 million from the second quarter of 2019. The decrease was primarily due to a decrease of $654,000 in gains on sale of securities, a decrease of $314,000, or 29%, in SBA lending activities and a decrease in derivatives income of $223,000, or 96%. Partially offsetting this decrease was an increase in income from service charges of $211,000, or 24%, resulting from continued growth in the payments processing business.

For the first six months of 2020, noninterest income from continuing operations decreased $512,000, or 10%, to $4.8 million. The decrease was primarily due to a decrease of $986,000, or 45%, in SBA lending activities and a decrease of $654,000 in gains on sale of securities. Partially offsetting this decrease was an increase in income from service charges of $649,000, or 39%, and an increase of $580,000 in derivatives income.

For the second quarter of 2020, noninterest expense from continuing operations decreased $350,000, or 3%, to $12.9 million compared to the second quarter of 2019. The most significant components of the decrease were decreases of $154,000, or 66%, in marketing and business development and $152,000 or 82%, in travel, meals and entertainment expense, partially offset by an increase in occupancy expense of $194,000, or 28%.

Noninterest expense from continuing operations totaled $25.8 million for the six months ended June 30, 2020, compared to $27.0 million for the same period in 2019. The most significant component of the decrease was an $800,000, or 5%, decrease in salaries and employee benefits primarily related to lower incentive accruals, a decrease of $235,000, or 57%, in FDIC premiums resulting from small bank assessment credits issued in the third quarter of 2019 and a decrease of $227,000, or 49%, in marketing and business development expense.

Table 1 - Quarterly Selected Financial Data(1)

(dollars in thousands, except share and per share data; taxable equivalent)

	2020		2019
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY(1)
Interest income(2)	$24,151	$26,246	$26,699	$26,624	$26,686
Interest expense	2,166	5,043	5,965	6,536	6,709
Net interest income	21,985	21,203	20,734	20,088	19,977
Provision for credit losses	8,863	8,074	787	413	698
Net interest income after provision for credit losses	13,122	13,129	19,947	19,675	19,279
Noninterest income	2,343	2,422	2,679	2,769	2,941
Noninterest expense	12,904	12,877	13,382	12,677	13,254
Income from continuing operations before income taxes	2,561	2,674	9,244	9,767	8,966
Income tax expense	712	550	2,104	2,198	1,957
Net income from continuing operations (2)(3)	1,849	2,124	7,140	7,569	7,009
Income (loss) from discontinued operations, net of tax	—	—	—	617	22,143
Net income	$1,849	$2,124	$7,140	$8,186	$29,152

PER SHARE DATA
Diluted earnings per share - continuing operations	$0.09	$0.10	$0.32	$0.33	$0.29
Diluted earnings (loss) per share - discontinued operations	—	—	—	0.03	0.92
Diluted earnings per share	0.09	0.10	0.32	0.36	1.21
Book value per share	15.64	15.47	15.01	14.81	14.46
Tangible book value per common share (3)	14.72	14.54	14.09	13.91	13.60

PERFORMANCE MEASURES					`
Return on average equity	2.20%	2.56%	8.65%	9.77%	34.38%
Return on average assets	0.25	0.32	1.08	1.32	4.79
Taxable equivalent net interest margin - continuing operations	3.23	3.41	3.38	3.52	3.61
Efficiency ratio - continuing operations	53.82	55.03	57.57	55.72	58.06
Average loans to average deposits	88.46	83.84	86.54	92.41	93.05

CAPITAL
Average equity to average assets	11.53%	12.41%	12.47%	13.54%	13.94%
Tangible common equity to tangible assets	11.01	11.57	10.61	12.92	13.37

SHARES OUTSTANDING
Number of common shares outstanding - basic	21,477,631	21,479,986	21,751,026	22,193,761	23,293,465
Number of common shares outstanding - diluted	21,569,050	21,675,934	21,974,959	22,405,141	23,508,442
Average number of common shares - basic	21,472,462	21,689,038	21,876,487	22,681,904	23,888,381
Average number of common shares - diluted	21,535,040	21,842,175	22,053,907	22,837,531	24,040,806

ASSET QUALITY
Allowance for credit losses on loans to loans held for investment(4)	1.61%	1.43%	1.04%	1.03%	1.06%
Net charge-offs to average loans(5)	0.29	0.04	0.07	0.11	0.14
Non-performing assets to total assets	0.24	0.27	0.26	0.29	0.31

AVERAGE BALANCES
Total loans - continuing operations	$2,131,847	$1,890,184	$1,857,736	$1,801,629	$1,769,803
Investment securities	462,850	417,971	389,667	340,872	360,047
Total assets	2,932,716	2,686,266	2,626,388	2,453,438	2,440,502
Deposits - continuing operations	2,409,958	2,254,505	2,146,626	1,949,657	1,902,076
Shareholders’ equity	338,027	333,480	327,543	332,291	340,119

AT PERIOD END
Loans and loans held for sale	$2,185,847	$1,932,909	$1,873,524	$1,836,589	$1,789,740
Investment securities	457,749	466,405	399,433	329,648	348,723
Total assets	2,890,622	2,719,658	2,910,379	2,410,198	2,389,680
Deposits	2,407,631	2,225,119	2,499,046	1,854,272	1,851,531
Shareholders’ equity	335,980	332,300	326,495	328,711	336,715

(1) On April 5, 2019, we completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The mortgage business and branches sold to FirstBank are reported as discontinued operations.

(2) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

(3) Excludes effect of acquisition related intangibles.

(4) The ratios for the second and third quarters of 2019 are calculated on a continuing operations basis.

(5) Annualized.

Non-GAAP Performance Measures Reconciliation

(dollars in thousands)

	2020		2019
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Taxable equivalent interest income reconciliation
Interest income - GAAP	$23,797	$26,023	$26,532	$26,520	$26,598
Taxable equivalent adjustment	354	223	167	104	88
Interest income - taxable equivalent	$24,151	$26,246	$26,699	$26,624	$26,686

Taxable equivalent net interest income reconciliation - continuing operations
Net interest income - GAAP	$21,631	$20,980	$20,567	$19,984	$19,889
Taxable equivalent adjustment	354	223	167	104	88
Net interest income - taxable equivalent - continuing operations	$21,985	$21,203	$20,734	$20,088	$19,977

Taxable equivalent net interest margin reconciliation - continuing operations
Net interest margin - GAAP - continuing operations	3.17%	3.38%	3.35%	3.51%	3.60%
Impact of taxable equivalent adjustment	0.06	0.03	0.03	0.01	0.01
Net interest margin - taxable equivalent - continuing operations	3.23%	3.41%	3.38%	3.52%	3.61%

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.17%	3.38%	3.35%	3.51%	3.54%
Impact of taxable equivalent adjustment	0.06	0.03	0.03	0.01	0.02
Net interest margin - taxable equivalent	3.23%	3.41%	3.38%	3.52%	3.56%

Income before income taxes reconciliation
Income before income taxes - GAAP	$2,207	$2,451	$9,077	$9,663	$8,878
Taxable equivalent adjustment	354	223	167	104	88
Income before income taxes	$2,561	$2,674	$9,244	$9,767	$8,966

Income tax reconciliation
Income tax expense - GAAP	$358	$327	$1,937	$2,094	$1,869
Taxable equivalent adjustment	354	223	167	104	88
Income tax expense	$712	$550	$2,104	$2,198	$1,957

Tangible book value per common share reconciliation
Total shareholders' equity	$335,980	$332,300	$326,495	$328,711	$336,715
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$316,055	$312,375	$306,570	$308,786	$316,790
Common shares outstanding	21,477,631	21,479,986	21,751,026	22,193,761	23,293,465
Book value per common share - GAAP	$15.64	$15.47	$15.01	$14.81	$14.46
Tangible book value	14.72	14.54	14.09	13.91	13.60

Tangible common equity to tangible assets reconciliation
Total shareholders' equity	$335,980	$332,300	$326,495	$328,711	$336,715
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$316,055	$312,375	$306,570	$308,786	$316,790

Total assets	$2,890,622	$2,719,658	$2,910,379	$2,410,198	$2,389,680
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible assets	$2,870,697	$2,699,733	$2,890,454	$2,390,273	$2,369,755
Tangible common equity to tangible assets	11.01%	11.57%	10.61%	12.92%	13.37%

Allowance for loan losses to loans held for investment reconciliation
Total loans held for investment	$2,184,694	$1,932,909	$1,873,524	$1,835,673	$1,789,740
PPP loans	(234,049)	—	—	—	—
Total loans held for investment excluding PPP loans	$1,950,645	$1,932,909	$1,873,524	$1,835,673	$1,789,740

Allowance for credit losses to loans held for investment	1.61%	1.43%	1.04%	1.03%	1.06%
Allowance for credit losses to loans held for investment excluding PPP loans	1.80%	1.43%	1.04%	1.03%	1.06%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Taxable equivalent net interest income from continuing operations for the second quarter of 2020 totaled $22.0 million, a $2 million, or 10%, increase compared to the second quarter of 2019. This increase was primarily driven by a decline in interest expense from continuing operations of $4.6 million, or 68%, compared to the same period in 2019, partially offset by a decrease in taxable equivalent interest income from continuing operations of $2.5 million, or 9%, compared to the same period in 2019. The yield on loans from continuing operations decreased by 147 basis points from the second quarter of 2019, however the increase in average loan balances mitigated the decline in yield. The change in interest expense from continuing operations was primarily due to a decrease in expense on Negotiable Order of Withdrawal (“NOW”), money market and savings deposits of $3.6 million, or 76%, and a decrease in total borrowings interest expense of $394,000, or 90%. The rate paid on interest bearing liabilities from continuing operations decreased 135 basis points from the second quarter of 2019 to the second quarter of 2020, driven by a decrease in interest rates on deposits and other borrowings resulting from decreases in the Federal Funds rate during 2019 and the first six months of 2020.

Taxable equivalent net interest margin from continuing operations decreased to 3.23% for the three months ended June 30, 2020 compared to 3.61% for the three months ended June 30, 2019. Taxable equivalent net interest margin from continuing operations for the six months ended June 30, 2020 decreased to 3.32% compared to 3.73% for the six months ended June 30, 2019. The primary reason for the decrease in taxable equivalent net interest margin from continuing operations for the three and six month periods was lower interest rates on loans resulting from Federal Funds rate decreases during 2019 and the first six months of 2020.

Taxable equivalent net interest income from continuing operation for the six months ended June 30, 2020 totaled $43.2 million, a $2.7 million, or 7%, increase compared to the same period in 2019. This increase was primarily driven by a decrease of $5.3 million, or 42%, in interest expense from continuing operations compared to the same period in 2019, partially offset by a decrease of $2.6 million, or 5%, in taxable equivalent interest income from continuing operations. The change in taxable equivalent interest income from continuing operations primarily resulted from a $3.4 million, or 7%, decrease in interest income on loans, resulting from decreases in the Federal Funds rate, partially offset by an increase in average loan balances.

Interest expense from continuing operations for the six months ended June 30, 2020 totaled $7.2 million, a $5.3 million, or 42%, decrease from the same period of 2019, primarily due to a $4.8 million, or 47%, decrease in interest paid on deposits. The rate paid on interest bearing liabilities from continuing operations decreased 103 basis points from the first six months of 2019 to the same period of 2020, driven by a decrease in interest rates on deposits and other borrowings.

The Federal Funds rate declined during the first half of the year by  approximately 160 basis points, mainly in response to the COVID-19 economic slowdown. This did not immediately affect our net interest margin, as 1 month LIBOR (which is the base rate for approximately 47% of our loan portfolio), did not initially decrease in tandem with the Federal Funds rate. Since March 31, 2020, the spread between LIBOR and the Federal Funds rate has begun to normalize, resulting in a downward trend in our loan yields. As a result, our net interest margin has declined. Management expects some degree of margin compression over the next few quarters if rates remain at their current low levels.

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

Table 2 - Average Balance Sheets and Net Interest Analysis

(dollars in thousands; taxable equivalent)

	Three months ended June 30,
	2020			2019
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$129,989	$23	0.07%	$70,628	$450	2.56%
Other short-term investments	—	—	—	3,993	32	3.21
Investment securities:
Taxable investment securities	247,668	1,581	2.57	280,639	1,848	2.64
Non-taxable investment securities(1)	215,182	1,814	3.39	79,408	579	2.92
Total investment securities	462,850	3,395	2.95	360,047	2,427	2.70
Loans - continuing operations	2,131,847	20,496	3.87	1,769,803	23,554	5.34
FHLB and FRB stock	16,842	237	5.66	14,435	223	6.20
Total interest-earning assets - continuing operations	2,741,528	24,151	3.54	2,218,906	26,686	4.82
Loans held for sale - discontinued operations	—	—	—	30,198	47	0.62
Total interest-earning assets	2,741,528	24,151	3.54	2,249,104	26,733	4.77
Non-earning assets	191,188			191,398
Total assets	$2,932,716			$2,440,502
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,415,069	1,115	0.32	1,175,237	4,733	1.62
Time deposits	96,362	58	0.24	32,358	50	0.62
Brokered deposits	83,228	126	0.61	106,524	665	2.50
Total interest-bearing deposits	1,594,659	1,299	0.33	1,314,119	5,448	1.66
Total borrowings	97,769	44	0.18	70,770	438	2.48
Total long-term debt	49,930	823	6.63	49,761	823	6.63
Total interest-bearing liabilities - continuing operations	1,742,358	2,166	0.50	1,434,650	6,709	1.88
Interest-bearing liabilities - discontinued operations	—	—	—	36,255	86	0.95
Total interest-bearing liabilities	1,742,358	2,166	0.50	1,470,905	6,795	1.85
Demand deposits	815,299			587,957
Demand deposits - discontinued operations	—			9,851
Other liabilities	37,032			31,670
Shareholders' equity	338,027			340,119
Total liabilities and shareholders' equity	$2,932,716			$2,440,502
Net interest spread - continuing operations			3.04%			2.94%
Net interest income and net interest margin - continuing operations(2)		$21,985	3.23%		$19,977	3.61%
Net interest income and net interest margin(2)		$21,985	3.23%		$19,938	3.56%

Non-taxable equivalent net interest margin			3.17%			3.54%
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)

(dollars in thousands; taxable equivalent)

	Six months ended June 30,
	2020			2019
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$153,526	$691	0.91%	$81,339	$913	2.26%
Other short-term investments	55	—	—	7,815	118	3.04
Investment securities:
Taxable investment securities	250,802	3,261	2.61	300,255	3,962	2.66
Non-taxable investment securities(1)	189,608	3,089	3.28	79,709	1,196	3.03
Total investment securities	440,410	6,350	2.90	379,964	5,158	2.74
Loans - continuing operations	2,011,016	42,922	4.29	1,708,549	46,306	5.47
FHLB and FRB stock	14,760	434	5.91	13,487	488	7.30
Total interest-earning assets - continuing operations	2,619,767	50,397	3.87	2,191,154	52,983	4.88
Loans held for sale - discontinued operations	—	—	—	235,384	4,588	3.93
Total interest-earning assets	2,619,767	50,397	3.87	2,426,538	57,571	4.78
Non-earning assets	189,724			207,175
Total assets	$2,809,491			$2,633,713
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,404,305	4,882	0.70	1,125,253	8,988	1.61
Time deposits	76,068	111	0.29	11,049	88	1.61
Brokered deposits	87,708	488	1.12	93,903	1,203	2.58
Total interest-bearing deposits	1,568,081	5,481	0.70	1,230,205	10,279	1.68
Total borrowings	54,736	76	0.28	43,798	556	2.56
Total long-term debt	49,909	1,652	6.66	49,740	1,647	6.68
Total interest-bearing liabilities - continuing operations	1,672,726	7,209	0.87	1,323,743	12,482	1.90
Interest-bearing liabilities - discontinued operations	—	—	—	290,515	1,502	1.04
Total interest-bearing liabilities	1,672,726	7,209	0.87	1,614,258	13,984	1.75
Demand deposits	764,150			571,669
Demand deposits - discontinued operations	—			79,156
Other liabilities	36,861			38,111
Shareholders' equity	335,754			330,519
Total liabilities and shareholders' equity	$2,809,491			$2,633,713
Net interest spread - continuing operations			3.00%			2.98%
Net interest income and net interest margin - continuing operations(2)		$43,188	3.32%		$40,501	3.73%
Net interest income and net interest margin(2)		$43,188	3.32%		$43,587	3.62%

Non-taxable equivalent net interest margin			3.27%			3.61%
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income

(dollars in thousands)

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Compared to 2019			Compared to 2019
	Increase (decrease) Due to Changes in:			Increase (decrease) Due to Changes in:
			Total			Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earning assets
Interest bearing deposits in other banks	$11	$(438)	$(427)	$325	$(547)	$(222)
Other short-term investments	—	(32)	(32)	—	(118)	(118)
Investment securities:
Taxable investment securities	(210)	(57)	(267)	(643)	(58)	(701)
Non-taxable investment securities(1)	1,145	90	1,235	1,790	103	1,893
Total investment securities	935	33	968	1,147	45	1,192
Loans - continuing operations	3,481	(6,539)	(3,058)	6,456	(9,840)	(3,384)
FHLB and FRB stock	34	(20)	14	37	(91)	(54)
Total interest-earning assets - continuing operations	4,461	(6,996)	(2,535)	7,965	(10,551)	(2,586)
Loans held for sale - discontinued operations	—	(47)	(47)	—	(4,588)	(4,588)
Total interest-earning assets	4,461	(7,043)	(2,582)	7,965	(15,139)	(7,174)

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	189	(3,807)	(3,618)	970	(5,076)	(4,106)
Time deposits	39	(31)	8	95	(72)	23
Brokered deposits	(35)	(504)	(539)	(34)	(681)	(715)
Total interest-bearing deposits	193	(4,342)	(4,149)	1,031	(5,829)	(4,798)
Total borrowings	12	(406)	(394)	15	(495)	(480)
Total long-term debt	3	(3)	—	6	(1)	5
Total interest-bearing liabilities - continuing operations	208	(4,751)	(4,543)	1,052	(6,325)	(5,273)
Interest-bearing liabilities - discontinued operations	—	(86)	(86)	—	(1,502)	(1,502)
Total interest-bearing liabilities	208	(4,837)	(4,629)	1,052	(7,827)	(6,775)
Change in net interest income - continuing operations	$4,253	$(2,245)	$2,008	$6,913	$(4,226)	$2,687
Change in net interest income	$4,253	$(2,206)	$2,047	$6,913	$(7,312)	$(399)
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

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

For the three months ended June 30, 2020, the provision for credit losses from continuing operations was $8.9 million, an increase of $8.2 million compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, the provision for credit losses from continuing operations was $16.9 million, an increase of $15.4 million compared to the six months ended June 30, 2019. The provision for credit losses in the first six months of 2020 included a $15.6 million provision for loan losses and a $1.3 million provision for unfunded commitments. The provision increased primarily as a response to the expected impact from the economic slowdown from COVID-19. Due to the adoption of the ASC 326 on January 1, 2020, management now incorporates reasonable and supportable forecasts into its calculation of expected credit losses. For instance, higher unemployment rates used by management in the CECL forecasts may result in further increases to the allowance for credit losses.

At June 30, 2020, nonperforming loans totaled $6.3 million compared to $7.3 million at December 31, 2019. Net loan charge-offs were 0.29% and 0.17%, respectively, of average loans (annualized) for the three and six months ended June 30, 2020 compared to 0.14% and 0.12%, respectively, for the three and six months ended June 30, 2019. The allowance for credit losses to total loans at June 30, 2020 was 1.61%, compared to 1.04% at December 31, 2019.

Noninterest Income

Noninterest income from continuing operations for the three and six months ended June 30, 2020 was $2.3 million and $4.8 million compared to $2.9 million and $5.3 million for the comparable period of the prior year; representing a decrease of $598,000, or 20%, for the three month period and a decrease of $512,000, or 10%, for the six month period. The following table presents the components of noninterest income.

Table 4 - Noninterest Income

(dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Service charges	$1,081	$870	$211	24%	$2,313	$1,664	$649	39%
Gain (loss) on sales of securities	—	654	(654)	—	—	654	(654)	(100)
Gain (loss) on sales of other assets	—	(10)	10	(100)	5	(13)	18	138
Derivatives income (loss)	(10)	(233)	223	(96)	236	(344)	580	169
Bank owned life insurance	367	389	(22)	(6)	729	749	(20)	(3)
SBA lending activities	782	1,096	(314)	(29)	1,196	2,182	(986)	(45)
Other noninterest income	123	175	(52)	(30)	286	385	(99)	(26)
Total noninterest income - continuing operations	2,343	2,941	(598)	(20)	4,765	5,277	(512)	(10)
Noninterest income - discontinued operations	—	34,499	(34,499)	(100)	—	35,289	(35,289)	(100)
Noninterest income	$2,343	$37,440	$(35,097)	(94)%	$4,765	$40,566	$(35,801)	(88)%

Service charges from continuing operations for the three months ended June 30, 2020 totaled $1.1 million, an increase of $211,000, or 24%, from the same period in 2019. For the six months ended June 30, 2020, service charges from continuing operations totaled $2.3 million, an increase of $649,000, or 39%, from the first six months of 2019. The increase for the first six months of 2020 compared to the same period in 2019 was primarily due to continued growth in our payments processing business, resulting in higher fee income.

Derivatives income (loss) for the second quarter of 2020 was a loss of $10,000 compared to a loss of $233,000 for the same period in 2019. The decrease in loss was primarily due to a decrease in the derivatives credit valuation adjustment. For the six months ended June 30, 2019, derivatives income increased $580,000 from the same period in 2019 primarily due to the change in the credit valuation adjustment.

Income from SBA lending activities for the second quarter of 2020 decreased $314,000, or 29%, from the same period in 2019, due to lower SBA origination volume and a decrease in loan premiums. During the three months ended June 30,

2020 and 2019, guaranteed portions of SBA loans totaling $10.6 million and $15.7 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first six months of 2020 decreased $986,000, or 45%, from the same period in 2019, due to lower premiums paid. During the six months ended June 30, 2020 and 2019, guaranteed portions of SBA loans totaling $16.4 million and $15.7 million, respectively, were sold in the secondary market.

Gain (loss) on sales of securities for the first six months of 2020 decreased $654,000 compared to the same period in 2019 as a result of the balance sheet realignment due to the April 5, 2019, sale to FirstBank of the Bank's Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business (the “Branch Sale”) in the second quarter of 2019.

Noninterest income from discontinued operations decreased $34.5 million and $35.3 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due to a $34.5 million gain in connection with the Branch Sale.

Noninterest Expense

Noninterest expense from continuing operations for the second quarter of 2020 was $12.9 million, a decrease of $350,000, or 3%, from the second quarter of 2019. For the six months ended June 30, 2020, noninterest expense from continuing operations totaled $25.8 million, a decrease of $1.3 million, or 5%, from the same period in 2019. The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense

(dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Salaries and employee benefits	$8,466	$8,529	$(63)	(1)%	$16,942	$17,742	$(800)	(5)%
Occupancy	883	689	194	28	1,677	1,328	349	26
Equipment and software	763	753	10	1	1,542	1,492	50	3
Professional services	792	792	—	—	1,497	1,567	(70)	(4)
Communications and data processing	670	662	8	1	1,567	1,337	230	17
Marketing and business development	79	233	(154)	(66)	232	459	(227)	(49)
Travel, meals and entertainment	34	186	(152)	(82)	174	352	(178)	(51)
FDIC premiums	175	175	—	—	175	410	(235)	(57)
Other noninterest expense	1,042	1,235	(193)	(16)	1,975	2,362	(387)	(16)
Total noninterest expense - continuing operations	12,904	13,254	(350)	(3)	25,781	27,049	(1,268)	(5)
Noninterest expense - discontinued operations	—	4,353	(4,353)	(100)	—	9,685	(9,685)	(100)
Noninterest expense	$12,904	$17,607	$(4,703)	(27)%	$25,781	$36,734	$(10,953)	(30)%

Salaries and employee benefits expense from continuing operations for the three months ended June 30, 2020 totaled $8.5 million, a decrease of $63,000, or 1%, from the same period in 2019. For the first six months of 2020, salaries and employee benefits totaled $16.9 million, a decrease of $800,000, or 5%, from the first six months of 2019. The decrease for the three and six months ended June 30, 2020 was primarily attributable to lower incentive accruals, partially offset by approximately $293,000 in incentive expense related to COVID-19 pay for employees incurred in the second quarter of 2020. Full time equivalent headcount totaled 207 at June 30, 2020 compared to 199 at June 30, 2019, a net increase of 8 positions.

Occupancy costs from continuing operations were $883,000 for the second quarter of 2020, an increase of $194,000, or 28%, compared to the second quarter of 2019. For the six months ended June 30, 2020, occupancy costs were $1.7 million, an increase of $349,000, or 26%, from the first six months of 2019. The increase for the three and six months ended June 30, 2020 was due to the opening of two branch locations in the second half of 2019.

Communications and data processing expense totaled $670,000 for the three months ended June 30, 2020, an increase of $8,000, or 1%, compared to the same period in 2019. For the six months ended June 30, 2020, communications and data processing expense totaled $1.6 million, an increase of $230,000, or 17%, from the same period in 2019.The increase for the three and six months ended June 30, 2020 was primarily due to increased volumes in the payments processing business.

Marketing and business development expense totaled $79,000 for the three months ended June 30, 2020, a decrease of $154,000, or 66%, compared to the same period in 2019. For the six months ended June 30, 2020, marketing and business development expense totaled $232,000, a decrease of $227,000, or 49%, from the same period in 2019. The decrease reflected our efforts to reduce expenses in the uncertain environment surrounding COVID-19.

For the three months ended June 30, 2020, travel, meals and entertainment expense decreased $152,000, or 82%, compared to the same period in 2019. For the six months ended June 30, 2020, travel, meals and entertainment expense totaled $174,000, a decrease of $178,000, or 51%, from the same period in 2019. The decline for both periods was due to limitations from COVID-19 on non-essential business travel and an overall decrease in customer-related meals and entertainment expense.

FDIC premiums from continuing operations were $175,000 for the second quarter of 2020, unchanged compared to the second quarter of 2019. For the six months ended June 30, 2020, FDIC premiums were $175,000, a decrease of $235,000, or 57%, from the first six months of 2019. The decrease for the six months ended June 30, 2020 was due to small bank assessment credits issued in the third quarter of 2019.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

The income tax expense from continuing operations for the three and six months ended June 30, 2020 was $358,000 and $685,000, respectively. Comparatively, for the three and six months ended June 30, 2019, income tax expense from continuing operations was $1.9 million and $3.6 million, respectively. The effective tax rate (as a percentage of pre-tax earnings) was 16.2% and 14.7% for the three and six months ended June 30, 2020, respectively, compared to 21.1% and 21.0%, respectively, for the same periods in 2019. The decrease in income tax expense and the lower effective tax rate was the result of lower pretax earnings as well as increased non-taxable securities income from municipal bonds.

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

Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all evidence with more weight given to evidence that can be objectively verified. Each quarter, management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.

Based on all evidence considered, as of June 30, 2020 and 2019, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At June 30, 2020 and 2019, we recorded a deferred tax asset valuation allowance totaling $6.8 million and $7.4 million, respectively, on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of our remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION

Total assets at June 30, 2020 and December 31, 2019 were $2.89 billion and $2.91 billion, respectively. Average total assets for the second quarter of 2020 were $2.93 billion, compared to $2.44 billion in the second quarter of 2019. The increase in average total assets was primarily due to increases in loan growth, which included $234 million in SBA PPP loans funded during the second quarter of 2020 and growth in a partnership with a fintech firm that offers CD-secured loans to its customers.

Loans

At June 30, 2020, total loans held for investment increased $311.2 million, or 17%, to $2.18 billion compared to $1.87 billion at December 31, 2019. The increase was primarily due to an increase in commercial and industrial loans of $268.7 million, or 38%, resulting from the funding of $234 million of PPP loans during the second quarter of 2020. Table 6 provides additional information regarding our loan portfolio.

Table 6 - Loans

(dollars in thousands)

		% of		% of
		Total		Total
	June 30, 2020	Loans	December 31, 2019	Loans
Loans held for sale
Loans held for sale	$1,153		$370
Total loans held for sale	$1,153		$370

Loans held for investment
Commercial loans:
Commercial and industrial	$973,818	45%	$705,115	38%
Commercial real estate:
Owner occupied	366,847	17	357,912	19
Non-owner occupied	533,474	24	558,416	30
Construction and land	128,991	6	127,540	7
Mortgage warehouse participations	—	—	13,941	1
Total commercial loans	2,003,130	92	1,762,924	94

Residential:
Residential mortgages	32,327	1	31,315	2
Home equity	23,689	1	25,002	1
Total residential loans	56,016	2	56,317	3

Consumer	113,149	5	37,765	2
Other	22,160	1	19,552	1
Total loans	2,194,455		1,876,558
Less net deferred fees and other unearned income	(9,761)		(3,034)
Total loans held for investment	2,184,694		1,873,524

Total loans	$2,185,847		$1,873,894

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

At June 30, 2020, our nonperforming assets totaled $7.0 million, or 0.24% of total assets, compared to $7.6 million, or 0.26% of total assets, at December 31, 2019. The decrease was primarily due to a decline in nonperforming loans resulting from an increase in net charge-offs during the second quarter of 2020. Due to the economic slowdown and higher unemployment resulting from COVID-19, nonperforming assets may increase in future quarters.

Nonaccrual loans totaled $5.9 million and $7.2 million as of June 30, 2020 and December 31, 2019, respectively. Loans past due 90 days and still accruing totaled $335,000 at June 30, 2020 compared to $85,000 at December 31, 2019. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming Assets

(dollars in thousands)

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019

Nonaccrual loans	$5,930	$6,250	$7,208	$6,770	$5,999
Loans past due 90 days and still accruing	335	265	85	—	353
Total nonperforming loans (NPLs)	6,265	6,515	7,293	6,770	6,352
Other real estate owned	779	779	278	278	971
Total nonperforming assets (NPAs)	$7,044	$7,294	$7,571	$7,048	$7,323
NPLs as a percentage of total loans	0.29%	0.34%	0.39%	0.37%	0.35%
NPAs as a percentage of total assets	0.24%	0.27%	0.26%	0.29%	0.31%

Troubled Debt Restructurings

TDRs are made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include interest rate reductions, term extensions and other concessions intended to minimize losses. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans. TDRs, which are accruing interest based on the restructured terms, are considered performing. Table 8 below summarizes TDRs.

Table 8 - Troubled Debt Restructurings

(dollars in thousands)

	June 30, 2020	December 31, 2019
	2020	2020
Accruing TDRs	$13,448	$11,953
Nonaccruing TDRs	1,131	1,217
Total TDRs	$14,579	$13,170

The gross additional interest income that would have been earned during the three and six months ended June 30, 2020 had performing TDRs performed in accordance with the original terms is immaterial.

Certain borrowers may be unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. In the absence of other intervening factors, such short-term modifications made in good faith are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower, which raises doubts as to the ability of such borrower to comply with the loan repayment terms. Potential problem loans totaled $152.6 million and $76.3 million as of June 30, 2020 and December 31, 2019, respectively. As a percentage of total loans, potential problem loans were 7.0% and 4.1% as of June 30, 2020 and December 31, 2019, respectively. The increase was primarily related to downgrades resulting from COVID-19. As a number of potential problem loans are real estate secured, management closely tracks the values of real estate collateral when assessing the collectability of these loans.

Allowance for Credit Losses on Loans and Unfunded Commitments

On January 1, 2020, we adopted ASC 326, which resulted in a day one reduction of $854,000 to the allowance for credit losses on loans offset by an increase of $1.3 million to the allowance for credit losses on unfunded commitments. The allowance for credit losses on loans totaled $18.5 million as of December 31, 2019, was reduced by $854,000 due to ASC 326 adoption, was increased by $15.6 million related to the first six months of 2020 provision, and ended the second quarter of 2020 at $31.6 million. The allowance for credit losses on unfunded commitments totaled $892,000 at December 31, 2019, was increased by $1.3 million due to ASC 326 adoption, was increased by $1.3 million related to the first six months of 2020 provision, and ended the quarter at $3.5 million. At June 30, 2020, the combined allowance for credit losses on loans and unfunded commitments was $35.1 million, compared to $19.4 million at December 31, 2019.

The allowance for credit losses was 1.61% of total loans held for investment at June 30, 2020, compared to 1.04% at December 31, 2019. The allowance for credit losses to loans held for investment excluding PPP loans was 1.80% as of June 30, 2020. The increase reflects the impact of COVID-19 on the economic forecast used in the estimation of expected credit losses as well as credit grade downgrades driven by COVID-19. Future increases of the allowance for credit losses may result from the pandemic-related decline in market conditions.

The published forecast used for the second quarter of 2020 calculation was published in early June. Expectations for future impact related to the pandemic are reflected in the economic condition qualitative adjustment to the allowance. The forecast was derived from losses experienced by index banks during the 2008-2013 time period, which included a significant recession. During the first six months of 2020, management applied qualitative adjustments to modeled losses related to economic conditions, nature and volume of the SBA portfolio, concentrations, and competition.

Net charge-offs for the three and six months ended June 30, 2020 were $1.5 million and $1.7 million, respectively. Net charge-offs for the three and six months ended June 30, 2019 were $619,000 and $1.2 million, respectively. The increase related primarily to charge-offs of two commercial and industrial loan relationships in the second quarter of 2020 totaling $1.5 million. Table 9 provides details concerning the allowance for credit losses on loans during the past five quarters.

Table 9 - Allowance for Credit Losses on Loans (ACL)

(dollars in thousands)

	2020		2019
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for credit losses on loans
Balance at beginning of period	$24,896	$18,535	$18,080	$18,186	$18,107
Adoption of ASU 2016-13	—	(854)	—	—	—
Provision for loan losses	8,222	7,409	787	413	698
Loans charged-off:
Commercial and industrial	(1,479)	(18)	(344)	(541)	(588)
Commercial real estate	—	(78)	—	—	(47)
Construction and land	—	—	—	—	—
Residential mortgages	(36)	—	—	—	—
Home equity	—	(125)	—	—	—
Consumer	—	—	—	(2)	—
Other	—	—	—	—	—
Total loans charged-off	(1,515)	(221)	(344)	(543)	(635)
Recoveries on loans previously charged-off:
Commercial and industrial	1	—	5	17	—
Commercial real estate	—	18	—	—	—
Construction and land	—	—	—	1	—
Residential mortgages	—	1	7	—	—
Home equity	—	—	—	—	—
Consumer	1	8	—	6	16
Other	—	—	—	—	—
Total recoveries	2	27	12	24	16
Net charge-offs	(1,513)	(194)	(332)	(519)	(619)
Balance at period end	$31,605	$24,896	$18,535	$18,080	$18,186

Allowance for credit losses on unfunded commitments
Balance at beginning of period	$2,838	$892	$836	$785	$631
Adoption of ASU 2016-13	—	1,275	—	—	—
Provision for unfunded commitments	642	671	56	51	154
Balance at period end	$3,480	$2,838	$892	$836	$785

Total allowance for credit losses on loans and unfunded commitments	$35,085	$27,734	$19,427	$18,916	$18,971

Provision for credit losses under CECL
Provision for loan losses	$8,222	$7,409	$787	$413	$698
Provision for securities held-to-maturity credit losses	(1)	(6)	—	—	—
Provision for unfunded commitments (1)	642	671	—	—	—
Total provision for credit losses	$8,863	$8,074	$787	$413	$698

Non-performing loans	$6,265	$6,515	$7,293	$6,770	$6,352
Foreclosed properties (OREO)	779	779	278	278	971
Total nonperforming assets	$7,044	$7,294	$7,571	$7,048	$7,323

Allowance for loan losses on loans to loans held-for-investment (2)	1.45%	1.29%	0.99%	0.98%	1.02%
Allowance for credit losses to loans held-for-investment (2)	1.61%	1.43%	1.04%	1.03%	1.06%
Net charge-offs to average loans (3)	0.29	0.04	0.07	0.11	0.14
Non-performing loans as a percentage of total loans	0.29%	0.34%	0.39%	0.37%	0.35%
Non-performing assets as a percentage of total assets	0.24%	0.27%	0.26%	0.29%	0.31%

(1)	Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was included in other expense and totaled $56, $51 and $154 for the fourth, third and second quarters of 2019, respectively.
(2)	The third and second quarters of 2019 ratios are calculated on a continuing operations basis.
(3)	Annualized.

Investment Securities

Investment securities available-for-sale totaled $271.8 million at June 30, 2020 compared to $282.5 million at December 31, 2019. Held-to-maturity securities, net totaled $185.9 million at June 30, 2020 compared to $117.0 at December 31, 2019. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Held-to-maturity securities are carried at amortized cost net of an allowance for credit losses. As of June 30, 2020, investment securities available-for-sale had a net unrealized gain of $8.9 million compared to a net unrealized gain of $3.2 million as of December 31, 2019. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuate. After evaluating the available-for-sale securities with unrealized losses, management concluded that no other than temporary impairment existed at December 31, 2019.

Changes in the amount of our investment securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from the management of deposits and short-term borrowings exceed loan demand, we invest excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. During the first six months of 2020, we purchased $69.1 million in held-to-maturity municipal securities to extend the duration of the securities portfolio as well as to reduce the asset sensitivity of the balance sheet.

Details of investment securities at June 30, 2020 and December 31, 2019 are provided in Table 10.

Table 10 - Securities

(dollars in thousands)

	June 30, 2020		December 31, 2019
	Carrying		Amortized
Available-for-Sale Securities	Value	Fair Value	Cost	Fair Value
U.S. states and political divisions	$80,744	$83,142	$81,865	$82,485
Trust preferred securities	4,821	4,375	4,808	4,688
Corporate debt securities	19,541	19,683	19,557	19,920
Residential mortgage-backed securities	157,813	164,629	173,047	175,368
Total available-for-sale	262,919	271,829	279,277	282,461
Held-to-Maturity Securities
U.S. states and political divisions	185,933	194,662	116,972	115,291
Less: allowance for credit losses on securities held-to-maturity	13	—	—	—
Total held-to-maturity	185,920	194,662	116,972	115,291
Total securities	$448,839	$466,491	$396,249	$397,752

The effective duration of our securities was 6.96 years and 6.97 years at June 30, 2020 and December 31, 2019, respectively.

Goodwill and Other Intangible Assets

Our core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. This core deposit intangible was fully amortized in the second quarter of 2019 as a result of the Branch Sale.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. We evaluate our goodwill annually as of October 1, or more frequently if necessary, to determine if any impairment exists. Management concluded that the 2019 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill). Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, our overall financial performance and changes in the composition or carrying amount of net assets. Due to the impact of recent events related to COVID-19, including challenges from declines in market conditions, we performed an interim impairment test as of May 31, 2020 and concluded that our carrying value was not in excess of its fair value at the balance sheet date. We considered the impact of COVID-19 on these factors as of June 30, 2020 and will continue to monitor triggering events related to the pandemic between annual impairment assessments.

LIQUIDITY AND CAPITAL RESOURCES

Deposits

At June 30, 2020, total deposits were $2.4 billion, a decrease of $91.4 million, or 4%, from December 31, 2019. Money market deposits decreased $293.4 million, or 25%, from December 31, 2019 to June 30, 2020 and noninterest-bearing demand deposits increased $59.0 million, or 7%, during the same period. The increase in non-interest bearing and interest-bearing demand deposits reflects continued growth in relationship driven core deposits. Time deposits increased $87.0 million due to growth in the partnership with a fintech firm that offers CD-secured loans to its customers.

Total average deposits from continuing operations for the quarter ended June 30, 2020 were $2.4 billion, an increase of $507.9 million, or 27%, from the same period in 2019. For the quarter ended June 30, 2020 compared to the same period in 2019, average money market deposits from continuing operations increased $92.8 million, or 11%, while average noninterest-bearing demand deposits from continuing operations increased $227.3 million, or 39%. Average interest-bearing demand deposits (NOW) from continuing operations increased $147.5 million, or 47%, for the three months ended June 30, 2020 compared to the same period in 2019. Average time deposits increased $64.0 million for the three months ended June 30, 2020 from the second quarter of 2019 due to the aforementioned growth in the partnership with a fintech firm that offers CD-secured loans to its customers. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits

(dollars in thousands)

						Year To	Year Over
	June 30,	March 31,	December 31,	September 30,	June 30,	Date	Year
Period End Deposits	2020	2020	2019	2019	2019	Change	Change
Non-interest-bearing demand deposits	$883,662	$712,919	$824,646	$599,657	$569,693	$59,016	$313,969
Interest-bearing demand deposits	449,737	368,463	373,727	240,427	309,709	76,010	140,028
Savings	583	567	1,219	1,081	1,090	(636)	(507)
Money market	879,863	982,109	1,173,218	921,133	802,973	(293,355)	76,890
Time	131,353	66,793	44,389	30,782	33,902	86,964	97,451
Brokered	62,433	94,268	81,847	61,192	134,164	(19,414)	(71,731)
Total deposits	$2,407,631	$2,225,119	$2,499,046	$1,854,272	$1,851,531	$(91,415)	$556,100

Payments clients	$344,608	$483,585	$567,597	$286,373	$301,413	$(222,989)	$43,195

	2020		2019			Q2 2020 vs	Q2 2020 vs
	Second	First	Fourth	Third	Second	Q1 2020	Q2 2019
Average Deposits	Quarter	Quarter	Quarter	Quarter	Quarter	Change	Change
Non-interest-bearing demand deposits	$815,299	$713,001	$718,298	$637,809	$587,957	$102,298	$227,342
Interest-bearing demand deposits	462,051	382,178	320,637	295,106	314,601	79,873	147,450
Savings	574	650	1,098	1,085	956	(76)	(382)
Money market	952,444	1,010,713	1,006,449	895,102	859,680	(58,269)	92,764
Time	96,362	55,775	37,388	32,409	32,358	40,587	64,004
Brokered	83,228	92,188	62,757	88,146	106,524	(8,960)	(23,296)
Total deposits - continuing operations	2,409,958	2,254,505	2,146,627	1,949,657	1,902,076	155,453	507,882
Deposits to be assumed - discontinued operations	—	—	—	—	45,350	—	(45,350)
Total deposits	$2,409,958	$2,254,505	$2,146,627	$1,949,657	$1,947,426	$155,453	$462,532

Payments clients	$377,923	$419,630	$362,327	$289,526	$285,949	$(41,707)	$91,974

Noninterest bearing deposits as a percentage of average deposits - continuing operations	33.8%	31.6%	33.5%	32.7%	30.9%
Cost of interest-bearing deposits - continuing operations	0.33%	1.09%	1.36%	1.58%	1.66%
Cost of deposits - continuing operations	0.22%	0.75%	0.90%	1.06%	1.15%

Short-Term Borrowings

At June 30, 2020 and December 31, 2019, balances of federal funds purchased were $6.0 million and $0, respectively.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At June 30, 2020 and December 31, 2019, we had FHLB advances of $50.0 million and $0, respectively. FHLB borrowings increased due to an increase in short-term funding needs.

Long-Term Debt

On September 28, 2015, we issued $50.0 million in fixed-to-floating rate subordinated notes due in 2025, and callable at par on September 30, 2020, all of which were outstanding at June 30, 2020. The notes bear a fixed rate of 6.25% per year until September 29, 2020, and then bear a floating rate of three month LIBOR plus 468 basis points until maturity.

Liquidity Risk Management

Liquidity risk is the risk that an institution will be unable to generate or obtain sufficient funding, at a reasonable cost, to meet operational cash needs and to take advantage of revenue producing opportunities as they arise. Other forms of liquidity risk include market constraints on the ability to convert assets into cash at expected levels, an inability to access funding sources at sufficient levels at a reasonable cost, and changes in economic conditions or exposure to credit, market, operational, legal, and reputation risks that can affect an institution’s liquidity risk profile. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers.

We utilize various measures to monitor and control liquidity risk across three different types of liquidity:

●	tactical liquidity measures the risk of a negative cash flow position whereby cash outflows exceed cash inflows over a short-term horizon;
●	structural liquidity measures the amount by which illiquid assets are supported by long-term funding; and
●	contingent liquidity utilizes cash flow stress testing across four crisis scenarios to determine the adequacy of our liquidity.

We aim to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, federal funds lines and other borrowing facilities. We aim to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At June 30, 2020, management believed that we had sufficient liquidity to meet our funding needs.

At June 30, 2020, we had access to $525.0 million in unsecured borrowings and $588.1 million in secured borrowings through various sources, including FHLB advances and access to Federal Funds. We also have the ability to attract more deposits by increasing rates.

We had $234 million in PPP loans outstanding as of June 30, 2020. The loans were funded from existing sources and will reduce available liquidity until the loans are forgiven or purchased by the SBA or third parties.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity at June 30, 2020 was $336.0 million, an increase of $9.5 million, or 3%, from December 31, 2019. Net income of $4.0 million, an increase of $11.3 million in accumulated other comprehensive income and the issuance of $1.7 million of common stock for option exercises and long-term incentives were offset by $7.4 million in repurchases of 418,858 shares of common stock during the first six months of 2020. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

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

Table 12 - Capital Ratios

(dollars in thousands)

					Regulatory Guidelines
							Minimum Capital
	Consolidated		Bank				Plus Capital
	June 30,	December 31,	June 30,	December 31,		Well	Conservation Buffer
	2020	2019	2020	2019	Minimum	Capitalized	2020
Risk based ratios:
Common equity tier 1 capital	11.6%	12.0%	13.1%	13.8%	4.5%	6.5%	7.0%
Tier 1 Capital	11.6	12.0	13.1	13.8	6.0	8.0	8.5
Total capital	14.8	15.0	14.4	14.6	8.0	10.0	10.5
Leverage ratio	9.9	11.0	11.2	12.7	4.0	5.0	N/A

Common equity tier 1 capital	$286,257	$285,456	$325,116	$327,426
Tier 1 capital	286,257	285,456	325,116	327,426
Total capital	367,205	354,757	356,104	346,854

Risk weighted assets	2,475,104	2,372,001	2,474,967	2,371,384
Quarterly average total assets for leverage ratio	2,898,883	2,589,910	2,890,723	2,585,629

As of June 30, 2020, Atlantic Capital and the Bank remained “well-capitalized” under regulatory guidelines. For more information see “Item 1. Business–Supervision and Regulation–Capital Adequacy” in our 2019 Annual Report on Form 10-K.

Table 13 - Tier 1 Common Equity

(dollars in thousands)

June 30, 2020
Tier 1 capital	$286,257
Less: restricted core capital	—
Tier 1 common equity	$286,257

Risk-adjusted assets	$2,475,104
Tier 1 common equity ratio	11.6%

Off-Balance Sheet Arrangements

We make contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2020, we had issued commitments to extend credit of approximately $739.3 million and standby letters of credit of approximately $10.0 million through various types of commercial lending arrangements.

Based on historical experience, many of the commitments and letters of credit will expire unfunded, although customers may draw down on loans or lines of credit to fund business operations as a result of the COVID-19 pandemic at higher levels than we have previously experienced. Through its various sources of liquidity, we believe we will be able to fund these obligations as they arise. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Contractual Obligations

There have been no significant changes in our contractual obligations at June 30, 2020 compared to December 31, 2019.

RISK MANAGEMENT

Effective risk management is critical to our success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although we do not have total assets in excess of $10 billion, the Audit Committee and the Audit and Risk Committee of the Bank’s board of directors provide oversight of enterprise-wide risk management activities. These committees review our activities in identifying, measuring, and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, market, operational, strategic, financial and reputational risks.) The committees monitor management’s execution of risk management practices in accordance with the board of directors’ risk appetite, reviews supervisory examination reports together with management’s response to such examinations and discusses legal matters that may have a material impact on the financial statements or our compliance policies. With guidance from and oversight by the Audit Committee and the Bank’s Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

Credit Risk

Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases, investment securities, and derivative instruments. Our independent loan review function conducts risk reviews and analyses of loans to help assure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for credit losses that are inherent in the loan portfolio.

Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk.

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

We assess interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. With rates rising, the estimated increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Our loan portfolio consists mainly of floating rate loans. Our core client deposits are likely to allow us to lag short-term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of our total deposits.

Table 14 provides the impact on net interest income resulting from various interest rate shock scenarios as of June 30, 2020 and December 31, 2019.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	June 30, 2020	December 31, 2019
‑200	(7.03)%	(17.56)%
‑100	(4.84)	(9.88)
+100	8.48	9.83
+200	17.51	19.24
+300	26.61	28.28

Increases in year-end deposits that led to temporarily high cash balances at December 31, 2019 contributed to the elevated asset sensitivity at December 31, 2019.

We also utilize the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using MVE sensitivity analysis to study the impact on long-term cash flows on capital. Table 15 presents the MVE profile as of June 30, 2020 and December 31, 2019.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	June 30, 2020	December 31, 2019
‑200	(2.88)%	(6.13)%
‑100	(3.53)	(3.73)
+100	2.63	2.58
+200	5.05	1.71
+300	4.51	0.68

We may utilize interest rate swaps, floors, collars, or other derivative financial instruments in an attempt to manage our overall sensitivity to changes in interest rates.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Part I, Item 2 of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management.”

ITEM 4.              CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2020, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

In the ordinary course of operations, Atlantic Capital and the Bank are, from time to time, defendants in various legal proceedings. Additionally, in the ordinary course of business, Atlantic Capital and the Bank are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal or regulatory matter which would result in a material adverse change, either individually or in the aggregate, in our consolidated financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report under Part I, Item 1A “Risk Factors”, as supplemented by the factors under Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 8, 2020 (the “Q1 Quarterly Report”), because these risk factors may affect our operations and financial results. We are further supplementing the risk factors contained in our Annual Report and Q1 Quarterly Report. The following risk factor should be read in conjunction with the risk factors set forth in the Annual Report and the Q1 Quarterly Report.

The Bank's participation in the Paycheck Protection Program could expose us to additional risks.

The Bank participated as a lender in the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic. As of August 1, 2020, we have PPP loans outstanding totaling approximately $234 million.

We understand that these loans are fully guaranteed by the SBA and believe the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by our Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency.

Several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its processes and procedures used in processing applications for the PPP. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The risks described in the Annual Report and Q1 Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          None.

(b)          Not applicable.

(c)          On November 14, 2018, we announced that the Board of Directors authorized an $85 million stock repurchase program. After completing the repurchases pursuant to this authorization during the first quarter of 2020, we announced on March 4, 2020 that the Board of Directors had authorized a new stock repurchase program pursuant to which it may purchase up to $25 million of its issued and outstanding common stock. The new repurchase program commenced immediately with respect to $15 million of stock, and the remaining $10 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on March 4, 2022. Any repurchased shares will constitute authorized but unissued shares. We paused repurchases in March 2020 as part of its holding company liquidity planning in response to the COVID-19 pandemic.

During the three months ended June 30, 2020, we did not repurchase any shares under the new stock buyback program as a result of the temporary pause on the program. The following table presents information with respect to repurchases of our common shares during the periods indicated:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1 - 30, 2020	—	$—	—	$23,421,106	(1)
May 1 - 31, 2020	—	—	—	23,421,106
June 1 - 30, 2020	—	—	—	23,421,106
Total	—	$—	—	$23,421,106
(1)	Represents the maximum dollar amount of shares available for repurchase in the $25 million share repurchase program announced March 4, 2020, expiring March 4, 2022. During the first quarter of 2020, we repurchased 419,000 shares totaling $7.4 million, of which 114,592 shares totaling $1.6 million were purchased under the new stock buyback program with the remaining shares purchased under the previous program. In March, we paused the new stock buyback program until further notice.

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
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) the Notes to the Unaudited Consolidated Financial Statements

104

The cover page from Atlantic Capital Bancshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language) (embedded within EX – 101).

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

Date: August 7, 2020