Form 10-Q
period 2020-09-30
Atlantic Capital Bancshares, Inc.
filed 2020-11-06
CIK 1461755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 20,779,353 shares outstanding as of November 1, 2020

Atlantic Capital Bancshares, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$22,715	$45,249
Interest-bearing deposits in banks	91,243	421,079
Cash and cash equivalents	113,958	466,328
Investment securities available for sale	260,884	282,461
Investment securities held to maturity, net of allowance for credit losses of $15 at September 30, 2020	185,822	116,972
Other investments	26,315	27,556
Loans held for sale	859	370
Loans held for investment	2,188,035	1,873,524
Less: Allowance for credit losses	(31,894)	(18,535)
Loans held for investment, net	2,156,141	1,854,989
Premises and equipment, net	22,558	22,536
Bank owned life insurance	67,489	66,421
Goodwill	19,925	19,925
Other intangibles, net	2,685	3,027
Other real estate owned	563	278
Other assets	66,778	49,516
Total assets	$2,923,977	$2,910,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$843,656	$824,646
Interest-bearing checking	387,858	373,727
Savings	568	1,219
Money market	945,834	1,173,218
Time	196,343	44,389
Brokered deposits	94,463	81,847
Total deposits	2,468,722	2,499,046
Federal funds purchased	—	—
Federal Home Loan Bank borrowings	—	—
Long-term debt	73,814	49,873
Other liabilities	41,132	34,965
Total liabilities	2,583,668	2,583,884
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value - 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, no par value - 100,000,000 shares authorized; 21,202,783 and 21,751,026 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	220,643	230,265
Retained earnings	104,188	91,669
Accumulated other comprehensive income	15,478	4,561
Total shareholders’ equity	340,309	326,495
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,923,977	$2,910,379

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$21,049	$23,541	$63,971	$69,847
Investment securities	2,910	2,176	8,683	7,146
Interest and dividends on other interest-earning assets	274	803	1,399	2,322
Total interest income	24,233	26,520	74,053	79,315
INTEREST EXPENSE
Interest on deposits	1,151	5,223	6,632	15,502
Interest on Federal Home Loan Bank advances	16	390	54	660
Interest on federal funds purchased and securities sold under agreements to repurchase	3	99	41	385
Interest on long-term debt	1,345	824	2,997	2,471
Total interest expense	2,515	6,536	9,724	19,018
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	21,718	19,984	64,329	60,297
Provision for credit losses	28	413	16,965	1,925
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,690	19,571	47,364	58,372
NONINTEREST INCOME
Service charges	1,217	925	3,530	2,589
Gain on sales of securities	—	253	—	907
Gain (loss) on sales of other assets	(145)	140	(140)	127
Derivatives income (loss)	10	(293)	246	(637)
Bank owned life insurance	363	422	1,092	1,171
SBA lending activities	893	1,150	2,089	3,332
Other noninterest income	166	172	452	557
Total noninterest income	2,504	2,769	7,269	8,046
NONINTEREST EXPENSE
Salaries and employee benefits	8,850	8,295	25,792	26,037
Occupancy	739	722	2,416	2,050
Equipment and software	826	842	2,368	2,334
Professional services	562	764	2,059	2,331
Communications and data processing	757	796	2,324	2,133
Marketing and business development	141	243	373	702
Travel, meals and entertainment	39	152	213	504
FDIC premiums	213	(193)	388	217
Other noninterest expense	1,586	1,056	3,561	3,418
Total noninterest expense	13,713	$12,677	39,494	39,726
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	10,481	9,663	15,139	26,692
Provision for income taxes	1,863	2,094	2,548	5,674
NET INCOME FROM CONTINUING OPERATIONS	8,618	7,569	12,591	21,018
DISCONTINUED OPERATIONS
Income from discontinued operations	$—	$—	$—	$28,690
Provision for income taxes	—	(617)	—	6,993
Net income from discontinued operations	—	617	—	21,697
NET INCOME	$8,618	$8,186	$12,591	$42,715

Net income per common share ‑ basic
Net income per common share - continuing operations	$0.40	$0.33	$0.58	$0.88
Net income per common share - discontinued operations	—	0.03	—	0.91
Net income per common share ‑ basic	0.40	0.36	0.58	1.79
Net income per common share ‑ diluted
Net income per common share - continuing operations	$0.40	$0.33	$0.58	$0.88
Net income per common share - discontinued operations	—	0.03	—	0.91
Net income per common share ‑ diluted	0.40	0.36	0.58	1.78

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income	$8,618	$8,186	$12,591	$42,715
Other comprehensive income
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period, net of tax of $11, $453, $1,419 and $4,096, respectively	35	1,360	4,352	12,279
Reclassification adjustment for losses (gains) included in net income net of tax of ($0), ($63), ($0) and ($227), respectively	—	(190)	—	(680)
Unrealized gains on available-for-sale securities, net of tax	35	1,170	4,352	11,599
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges, net of tax of ($146), $582, $2,144 and $1,734, respectively	(447)	1,744	6,565	5,201
Changes from cash flow hedges	(447)	1,744	6,565	5,201
Other comprehensive income, net of tax	(412)	2,914	10,917	16,800
Comprehensive income	$8,206	$11,100	$23,508	$59,515

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Nine months ended September 30, 2020
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2019	21,751,026	$230,265	$91,669	$4,561	$326,495
Comprehensive income:
Net income	—	—	12,591	—	12,591
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	4,352	4,352
Change in unrealized gains (losses) on cash flow hedges	—	—	—	6,565	6,565
Total comprehensive income					23,508
Change in accounting principle - allowance for credit losses	—	—	(72)	—	(72)
Net issuance of restricted stock	185,901	—	—	—	—
Issuance of common stock for option exercises	60,940	660	—	—	660
Issuance of common stock for long-term incentive plan	25,265	444	—	—	444
Restricted stock activity	—	945	—	—	945
Stock-based compensation	—	53	—	—	53
Performance share compensation	—	307	—	—	307
Stock repurchases	(820,349)	(12,031)	—	—	(12,031)
Balance - September 30, 2020	21,202,783	$220,643	$104,188	$15,478	$340,309

For the Three months ended September 30, 2020
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance - June 30, 2020	21,477,631	$224,520	$95,570	$15,890	$335,980
Comprehensive income:
Net income	—	—	8,618	—	8,618
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	35	35
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(447)	(447)
Total comprehensive income					8,206
Change in accounting principle - leases	—	—	—	—	—
Net issuance of restricted stock	126,643	—	—	—	—
Issuance of common stock for option exercises	—	—	—	—	—
Issuance of common stock for long-term incentive plan	—	—	—	—	—
Restricted stock activity	—	448	—	—	448
Stock-based compensation	—	18	—	—	18
Performance share compensation	—	277	—	—	277
Stock repurchases	(401,491)	(4,620)	—	—	(4,620)
Balance - September 30, 2020	21,202,783	$220,643	$104,188	$15,478	$340,309

For the Nine months ended September 30, 2019
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2018	25,290,419	$291,771	$42,187	$(10,305)	$323,653
Comprehensive income:
Net income	—	—	42,715	—	42,715
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	11,599	11,599
Change in unrealized gains (losses) on cash flow hedges	—	—	—	5,201	5,201
Total comprehensive income					59,515
Change in accounting principle - leases	—	—	(373)	—	(373)
Net issuance of restricted stock	30,263	—	—	—	—
Issuance of common stock for option exercises	79,980	1,044	—	—	1,044
Issuance of common stock for long-term incentive plan	35,678	655	—	—	655
Restricted stock activity	—	552	—	—	552
Stock-based compensation	—	151	—	—	151
Performance share compensation	—	260	—	—	260
Stock repurchases	(3,242,579)	(56,746)	—	—	(56,746)
Balance - September 30, 2019	22,193,761	$237,687	$84,529	$6,495	$328,711

For the Three months ended September 30, 2019
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance - June 30, 2019	23,293,465	$256,791	$76,343	$3,581	$336,715
Comprehensive income:
Net income	—	—	8,186	—	8,186
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	1,170	1,170
Change in unrealized gains (losses) on cash flow hedges	—	—	—	1,744	1,744
Total comprehensive income					11,100
Net issuance of restricted stock	25,359	—	—	—	—
Issuance of common stock for option exercises	39,000	573	—	—	573
Restricted stock activity	—	327	—	—	327
Stock-based compensation	—	18	—	—	18
Performance share compensation	—	106	—	—	106
Stock repurchases	(1,164,063)	(20,128)	—	—	(20,128)
Balance - September 30, 2019	22,193,761	$237,687	$84,529	$6,495	$328,711

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income from continuing operations	$12,591	$21,018
Net income from discontinued operations, net of tax	—	21,697
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	16,965	1,925
Depreciation, amortization, and accretion	3,726	2,497
Amortization of operating lease right-of-use assets	1,621	1,703
Amortization of restricted stock and performance share compensation	1,282	811
Stock option compensation	53	151
(Gain) loss on sales of available-for-sale securities	—	(907)
Loss on disposition of premises and equipment, net	7	27
Net write downs and gains on sales of other real estate owned	213	(154)
Small Business Investment Company (SBIC) impairment	—	26
Net increase in cash value of bank owned life insurance	(1,068)	(1,100)
(Gain) on bank owned life insurance	—	(46)
Net (gains) on sale of branches	—	(34,475)
Origination of servicing assets	(492)	(975)
Proceeds from sales of SBA loans	28,968	54,333
Net (gains) on sale of SBA loans	(1,476)	(2,875)
Changes in operating assets and liabilities -
Net change in loans held for sale	(489)	4,973
Net change in operating lease right-of-use assets	(62)	—
Net (increase) decrease in other assets	(11,888)	6,089
Net increase (decrease) in accrued expenses and other liabilities	4,602	(3,991)
Net cash provided by operating activities	54,553	70,727
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	24,767	33,199
Maturities and calls	1,690	3,450
Sales	—	116,963
Purchases	—	(22,678)
Activity in securities held to maturity:
Purchases	(69,141)	(42,866)
Net change in loans held for investment	(344,743)	(160,851)
Net change in assets held for sale - discontinued operations	—	(11,789)
(Purchases) proceeds of Federal Home Loan Bank stock, net	61	(3,288)
(Purchases) proceeds of Federal Reserve Bank stock, net	(82)	(92)
Proceeds from bank owned life insurance benefits	—	248
Proceeds from sales of other real estate owned	533	847
Net cash received (paid) for branch divestiture	—	(166,755)
(Purchases) of premises and equipment, net	(3,313)	(1,380)
Net cash (used in) investing activities	(390,228)	(254,992)
FINANCING ACTIVITIES
Net change in deposits	(30,324)	(98,242)
Net change in liabilities to be assumed - discontinued operations	—	6,560
Net change in fed funds purchased	—	57,000
Proceeds from Federal Home Loan Bank advances	345,000	566,000
Repayments of Federal Home Loan Bank advances	(345,000)	(490,000)
Proceeds from exercise of stock options	660	1,045
Issuance of subordinated debt	75,000	—
Repayment of subordinated debt	(50,000)	—
Repurchase of common stock	(12,031)	(56,746)
Net cash (used in) financing activities	(16,695)	(14,383)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(352,370)	(198,648)
CASH AND CASH EQUIVALENTS – beginning of period	466,328	268,392
CASH AND CASH EQUIVALENTS – end of period	$113,958	$69,744
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$9,990	$20,454
Income taxes paid	2,334	885

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

Adoption of New Accounting Standard

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Additionally, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities.

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

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or more likely than not will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, Atlantic Capital evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (“OCI”).

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

Collective Assessment

The allowance for credit losses on loans is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call code by pass, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans. Examples include CD-secured fintech loans, Small Business Administration (“SBA”) purchased loans, Payment Protection Program (“PPP”) loans and TriNet loans.

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

The income and expenses related to these branches for the three and nine months ended September 30, 2019 are included in discontinued operations.

The following table presents results of the discontinued operations for the three and nine months ended September 30, 2019:

Components of Net Income from Discontinued Operations

	For the Three Months Ended	For the Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Net interest income	$—	$3,086
Service charges	—	527
Mortgage income	—	288
Gain on sale of branches	—	34,475
Other income	—	(1)
Total noninterest income	—	35,289
Salaries and employee benefits	—	2,757
Occupancy	—	410
Equipment and software	—	131
Amortization of intangibles	—	247
Communications and data processing	—	586
Divestiture expense	—	5,095
Other noninterest expense	—	459
Total noninterest expense	—	9,685
Net income before provision for income taxes	—	28,690
(Benefit) provision for income taxes	(617)	6,993
Net income from discontinued operations	$617	$21,697

There were no assets or liabilities related to discontinued operations on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

NOTE 4 – BALANCE SHEET OFFSETTING

Atlantic Capital enters into reverse repurchase agreements to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.

The following table presents a summary of amounts outstanding in derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements at September 30, 2020 and December 31, 2019. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
(in thousands)	Recognized	Offset on the	Asset	Financial	Collateral
September 30, 2020	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$25,359	$—	$25,359	$—	$—	$25,359
Total	$25,359	$—	$25,359	$—	$—	$25,359

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$13,323	$—	$13,323	$(13,323)	$—	$—
Total	$13,323	$—	$13,323	$(13,323)	$—	$—

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2019	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$8,856	$—	$8,856	$—	$—	$8,856
Total	$8,856	$—	$8,856	$—	$—	$8,856

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$5,647	$—	$5,647	$(5,647)	$—	$—
Total	$5,647	$—	$5,647	$(5,647)	$—	$—

NOTE 5 – SECURITIES

The following table presents the amortized cost, fair value, and allowance for credit losses on securities available-for-sale and held-to-maturity at September 30, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
September 30, 2020
Available-For-Sale
U.S. states and political divisions	$80,037	$2,536	$(7)	$82,566
Trust preferred securities	4,828	—	(238)	4,590
Corporate debt securities	19,533	265	(154)	19,644
Residential mortgage-backed securities	113,372	4,293	(15)	122,377
Commercial mortgage-backed securities	34,159	2,275	—	31,707
Total available-for-sale	251,929	9,369	(414)	260,884

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	185,837	10,875	—	196,712	(15)	185,822
Total held-to-maturity	185,837	10,875	—	196,712	(15)	185,822

Total securities	$437,766	$20,244	$(414)	$457,596

		Gross	Gross
December 31, 2019	Amortized	Unrealized	Unrealized
Available-For-Sale	Cost	Gains	Losses	Fair Value
U.S. states and political divisions	$81,865	$863	$(243)	$82,485
Trust preferred securities	4,808	—	(120)	4,688
Corporate debt securities	19,557	363	—	19,920
Residential mortgage-backed securities	138,552	1,885	(424)	140,013
Commercial mortgage-backed securities	34,495	912	(52)	35,355
Total available-for-sale	279,277	4,023	(839)	282,461

Held-to-Maturity
U.S. states and political divisions	116,972	104	(1,785)	115,291
Total held-to-maturity	116,972	104	(1,785)	115,291
Total securities	$396,249	$4,127	$(2,624)	$397,752

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the three and nine months ended September 30, 2020.

	For the Three Months Ended September 30,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$9	$4	$13
Provision for credit losses	2	—	2
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$11	$4	$15

	For the Nine Months Ended September 30,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$—	$—	$—
Impact of adopting ASU 2016-13	13	7	20
Provision for credit losses	(2)	(3)	(5)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$11	$4	$15

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. Accrued interest receivable on held-to-maturity debt securities totaled $1.5 million at September 30, 2020 and $796,000 at December 31, 2019, is recorded in Other Assets on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on available-for-sale debt securities totaled $1.0 million at September 30, 2020, is recorded in Other Assets on the Consolidated Balance Sheets and is not included in the estimate of credit losses.

Atlantic Capital monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at September 30, 2020, aggregated by credit quality indicator.

	Held-to-Maturity
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

September 30, 2020	(in thousands)
Aaa	$48,509	$20,755	$69,264
Aa1	32,317	7,748	40,065
Aa2	32,161	20,862	53,023
Aa3	17,228	4,045	21,273
A1	2,212	—	2,212
Total	$132,427	$53,410	$185,837

As of September 30, 2020, there were no debt securities held-to-maturity that were classified as either nonaccrual or past due over 89 days and still accruing.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Within 1 year	$1,001	$1,006	$—	$—
Over 1 year through 5 years	9,556	9,854	—	—
5 years to 10 years	36,762	37,340	316	321
Over 10 years	57,079	58,600	185,521	196,391
	104,398	106,800	185,837	196,712
Residential mortgage-backed securities	113,372	117,650	—	—
Commercial mortgage-backed securities	34,159	36,434	—	—
Total	$251,929	$260,884	$185,837	$196,712

The following table summarizes available-for-sale and held-to-maturity securities in an unrealized loss position as of September 30, 2020 and December 31, 2019.

	Less than 12 months		12 months or greater		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Available-for-Sale
U.S. states and political divisions	$—	$—	$1,984	$(7)	$1,984	$(7)
Trust preferred securities	—	—	4,590	(238)	4,590	(238)
Corporate debt securities	—	—	9,846	(154)	9,846	(154)
Residential mortgage-backed securities	—	—	1,674	(15)	1,674	(15)
Total available-for-sale	—	—	18,094	(414)	18,094	(414)
Held-to-Maturity
U.S. states and political divisions	—	—	—	—	—	—
Total held-to-maturity	—	—	—	—	—	—
Total securities	$—	$—	$18,094	$(414)	$18,094	$(414)

December 31, 2019
Available-for-Sale
U.S. states and political divisions	$20,019	$(190)	$4,090	$(53)	$24,109	$(243)
Trust preferred securities	—	—	4,687	(120)	4,687	(120)
Residential mortgage-backed securities	8,271	(26)	30,292	(398)	38,563	(424)
Commercial mortgage-backed securities	2,480	(52)	—	—	2,480	(52)
Total available-for-sale	30,770	(268)	39,069	(571)	69,839	(839)
Held-to-Maturity
U.S. states and political divisions	96,854	(1,785)	—	—	96,854	(1,785)
Total held-to-maturity	96,854	(1,785)	—	—	96,854	(1,785)
Total securities	$127,624	$(2,053)	$39,069	$(571)	$166,693	$(2,624)

At September 30, 2020, there were six available-for-sale securities that were in an unrealized loss position. There were no held-to-maturity securities that were in an unrealized loss position at September 30, 2020. At December 31, 2019, there were 77 available-for-sale securities and 35 held-to-maturity securities that were in an unrealized loss position. Atlantic

Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2020 and December 31, 2019 were attributable to changes in market interest rates. No credit impairment was recorded for those securities in an unrealized loss position for the three and nine months of 2020 or 2019.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Proceeds from sales	$—	$62,025	$—	$116,963
Gross realized gains	—	$553	$—	$1,675
Gross realized losses	—	(300)	—	(768)
Net gains on sales of securities	$—	$253	$—	$907

Investment securities with a carrying value of $27.6 million and $32.3 million were pledged to secure public funds and other borrowings at September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, Atlantic Capital had investments with a carrying value of $5.1 million and $4.7 million, respectively, in Small Business Investment Companies (“SBICs”) where Atlantic Capital is the limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the first nine months of 2020, the Company did not record any impairment on these SBICs. For the same period in 2019, the Company recorded impairment in the amount of $26,000 on these SBICs. The impairment resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio as of September 30, 2020 and December 31, 2019, is summarized below.

	September 30, 2020	December 31, 2019

	(in thousands)
Loans held for sale
Loans held for sale	859	370
Total loans held for sale	$859	$370

Loans held for investment
Commercial loans:
Commercial and industrial	$944,401	$705,115
Commercial real estate	880,785	916,328
Construction and land	139,836	127,540
Mortgage warehouse participations	—	13,941
Total commercial loans	1,965,022	1,762,924
Residential:
Residential mortgages	29,460	31,315
Home equity	24,528	25,002
Total residential loans	53,988	56,317
Consumer	154,916	37,765
Other	22,777	19,552
Total loans	2,196,703	1,876,558
Less net deferred fees and other unearned income	(8,668)	(3,034)
Less allowance for credit losses on loans	(31,894)	(18,535)
Loans held for investment, net	$2,156,141	$1,854,989

At September 30, 2020 and December 31, 2019, loans with a carrying value of $465.1 million and $729.6 million, respectively, were pledged as collateral to secure Federal Home Loan Bank of Atlanta (“FHLB”) advances and the Federal Reserve discount window.

The fair value adjustments on purchased loans outside the scope of ASC 310-30 are accreted to interest income over the life of the loans. At September 30, 2020, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $284,000 compared to $279,000 at December 31, 2019.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  It is comprised of specific allowance for individually assessed loans and a general allowance for loans that are collectively assessed in pools with similar risk characteristics. The allowance is regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loan portfolio.  Refer to Note 1, “Accounting Policies and Basis of Presentation” to the Consolidated Financial Statements for additional information. Accrued interest receivable totaled $10.2 million at September 30, 2020, was reported in Other Assets on the Consolidated Balance Sheets and was excluded from the estimate of credit losses for loans.

The following table presents the balance and activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,
	2020				2019
	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance, prior to adoption of ASC 326	$30,834	$517	$254	$31,605	$17,817	$164	$205	$18,186
Provision for loan losses	(83)	149	570	636	434	(24)	3	413
Loans charged-off	(404)	—	—	(404)	(541)	—	(2)	(543)
Recoveries	56	—	1	57	18	—	6	24
Total ending allowance balance	$30,403	$666	$825	$31,894	$17,728	$140	$212	$18,080

	For the Nine Months Ended September 30,
	2020				2019
	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance, prior to adoption of ASC 326	$18,203	$145	$187	$18,535	$17,322	$292	$237	$17,851
Impact of adopting ASC 326	(947)	8	85	(854)	—	—	—	—
Provision for loan losses	15,051	673	543	16,267	2,096	(151)	(20)	1,925
Loans charged-off	(1,979)	(161)	—	(2,140)	(1,725)	(9)	(39)	(1,773)
Recoveries	75	1	10	86	35	8	34	77
Total ending allowance balance	$30,403	$666	$825	$31,894	$17,728	$140	$212	$18,080

A charge-off is recognized when the amount of the loss is quantifiable and timing is known. A collateral based loan charge-off is measured based on the difference between the loan’s carrying value, including deferred fees, and the estimated net realizable value of the loan collateral. When assessing property value for the purpose of determining a charge-off, a third-party appraisal or an independently derived internal evaluation is generally employed.

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

As of September 30, 2020 and December 31, 2019, the Company had a recorded investment in TDRs of $14.4 million and $13.2 million, respectively. The Company allocated $689,000 in allowance for those loans at September 30, 2020 and had no commitments to lend additional funds on loans modified as TDRs as of September 30, 2020. The Company had commitments to lend additional funds of $4,000 on loans modified as TDRs as of December 31, 2019.

Loans, by portfolio class, modified as TDRs during the three and nine months ended September 30, 2020 and 2019 are as follows:

		Outstanding Balance	Increase in Allowance
	Number of Loans	at September 30, 2020	at September 30, 2020

		(in thousands)
Three Months Ended September 30, 2020
Commercial and industrial	—	$—	$—
Total	—	$—	$—

Nine Months Ended September 30, 2020
Commercial and industrial	1	$65	$3
Commercial real estate	1	1,920	188
Total	2	$1,985	$191

Three Months Ended September 30, 2019
Commercial real estate	1	$1,512	$—
Total	1	$1,512	$—

Nine Months Ended September 30, 2019
Commercial and industrial	6	$1,235	$32
Commercial real estate	3	2,438	—
Total	9	$3,673	$32

The Company did not forgive any principal on TDRs during the three and nine months ended September 30, 2020 and 2019.

The following table presents by class, all loans modified as TDRs that defaulted during the three and nine months ended September 30, 2020 and within twelve months of their modification date. There were no subsequent defaults for TDRs for the three or nine months ended September 30, 2019. A TDR is considered to be in default once it becomes 90 days or more contractually past due under the modified terms.

Three Months Ended
September 30, 2020
Troubled debt restructurings that subsequently defaulted during the period within twelve months of their modification date:	Number of Loans	Outstanding Balance

(in thousands)
Commercial	-	$-
Total	-	$-

	Nine Months Ended
	September 30, 2020
	Number of Loans	Outstanding Balance

(in thousands)
Commercial	2	$310
Total	2	$310

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

As of September 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total

	(in thousands)
September 30, 2020
Commercial - commercial and industrial:
Risk rating
Pass	$345,849	$149,459	$98,060	$48,319	$37,375	$17,129	$154,115	$850,306
Special mention	485	8,771	27,186	272	—	331	25,734	62,779
Substandard	—	3,881	9,141	2,890	1,570	6,089	7,745	31,316
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial and industrial	$346,334	$162,111	$134,387	$51,481	$38,945	$23,549	$187,594	$944,401
Commercial - commercial real estate:
Risk rating
Pass	$55,813	$164,849	$135,310	$97,639	$137,676	$220,153	$9,255	$820,695
Special mention	—	8,463	3,718	—	10,533	4,537	—	27,251
Substandard	—	11,506	2,126	3,261	—	15,896	50	32,839
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial real estate loans	$55,813	$184,818	$141,154	$100,900	$148,209	$240,586	$9,305	$880,785
Commercial - construction and land:
Risk rating
Pass	$43,899	$57,168	$19,925	$—	$663	$890	$—	$122,545
Special mention	—	8,997	6,030	—	2,264	—	—	17,291
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial - construction and land loans	$43,899	$66,165	$25,955	$—	$2,927	$890	$—	$139,836
Residential - mortgages:
Risk rating
Pass	$3,540	$2,882	$14,805	$1,632	$3,569	$399	$—	$26,827
Special mention	697	—	859	760	—	—	—	2,316
Substandard	—	—	179	—	26	112	—	317
Doubtful	—	—	—	—	—	—	—	—
Total residential - mortgage loans	$4,237	$2,882	$15,843	$2,392	$3,595	$511	$—	$29,460
Residential - home equity:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$24,279	$24,279
Special mention	—	—	—	—	—	—	249	249
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential - home equity loans	$—	$—	$—	$—	$—	$—	$24,528	$24,528
Consumer:
Risk rating
Pass	$138,552	$8,145	$49	$56	$64	$4,681	$3,369	$154,916
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$138,552	$8,145	$49	$56	$64	$4,681	$3,369	$154,916
Consumer - other:
Risk rating
Pass	$—	$—	$4,720	$1,965	$231	$784	$11,973	$19,673
Special mention	—	2,648	—	—	—	—	—	2,648
Substandard	—	—	—	456	—	—	—	456
Doubtful	—	—	—	—	—	—	—	—
Total consumer - other loans	$—	$2,648	$4,720	$2,421	$231	$784	$11,973	$22,777

Total:
Pass	$587,653	$382,503	$272,869	$149,611	$179,578	$244,036	$202,991	$2,019,241
Special Mention	1,182	28,879	37,793	1,032	12,797	4,868	25,983	112,534
Substandard	—	15,387	11,446	6,607	1,596	22,097	7,795	64,928
Doubtful	—	—	—	—	—	—	—	—
Total	$588,835	$426,769	$322,108	$157,250	$193,971	$271,001	$236,769	$2,196,703

As of December 31, 2019, the risk category of loans by class of loans is as follows.

		Special	Substandard	Substandard	Doubtful
	Pass	Mention	Accruing	Nonaccruing	Nonaccruing	Total

	(in thousands)
December 31, 2019
Commercial and industrial	$648,895	$40,179	$10,051	$5,990	$-	$705,115
Commercial real estate	891,078	5,483	19,504	263	-	916,328
Construction and land	127,540	-	-	-	-	127,540
Residential mortgages	30,941	-	119	151	104	31,315
Home equity	24,302	-	-	700	-	25,002
Mortgage warehouse	13,941	-	-	-	-	13,941
Consumer/Other	56,336	500	481	-	-	57,317
Total Loans	$1,793,033	$46,162	$30,155	$7,104	$104	$1,876,558

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2020:

	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$3,725	$1,334	$5,059	$—
Total commercial loans	3,725	1,334	5,059	—
Residential mortgages	26	—	26	336
Total loans	$3,751	$1,334	$5,085	$336

The gross additional interest income that would have been earned during the three and nine months ended September 30, 2020 had performing TDRs performed in accordance with the original terms is immaterial. Atlantic Capital recognized interest income on nonaccrual loans of $41,000 and $123,000 during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, Atlantic Capital recognized interest income on nonaccrual loans totaling $2,000 and $170,000, respectively.

The following table presents the amortized cost basis of collateral dependent impaired loans by class of loans as of September 30, 2020:

	Real		Business	SBA
	Property	Equipment	Assets	Guaranty-75%	Total

Commercial and industrial	$2,021	$487	$147	$1,426	$4,081
Residential mortgages	26	—	—	—	26
Total loans	$2,047	$487	$147	$1,426	$4,107

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019 by class of loans.

	As of September 30, 2020
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$1,158	$—	$—	$5,059	$6,217	$938,184	$944,401
Commercial real estate	359	—	—	—	359	880,426	880,785
Construction and land	—	—	—	—	—	139,836	139,836
Residential mortgages	1,171	766	336	26	2,299	27,161	29,460
Home equity	—	—	—	—	—	24,528	24,528
Consumer	6,113	2,690	—	—	8,803	168,890	177,693
Total Loans	$8,801	$3,456	$336	$5,085	$17,678	$2,179,025	$2,196,703

	As of December 31, 2019
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$4,069	$30	$—	$5,990	$10,089	$695,026	$705,115
Commercial real estate	1,194	—	85	262	1,541	914,787	916,328
Construction and land	—	—	—	—	—	127,540	127,540
Residential mortgages	707	—	—	256	963	30,352	31,315
Home equity	—	—	—	700	700	24,302	25,002
Mortgage warehouse	—	—	—	—	—	13,941	13,941
Consumer	136	—	—	—	136	57,181	57,317
Total Loans	$6,106	$30	$85	$7,208	$13,429	$1,863,129	$1,876,558

The following table presents loans purchased and/or sold during the three and nine months ended September 30, 2020 by portfolio class:

	Three Months Ended September 30, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$1,015	$-	$-	$1,015
SBA Sales	10,258	772	-	11,030
Total Loans	$11,273	$772	$—	$12,045

	Nine Months Ended September 30, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$1,323	$1,466	$-	$2,789
SBA Sales	26,427	2,264	277	28,968
Total Loans	$27,750	$3,730	$277	$31,757

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Atlantic Capital tests goodwill for impairment annually in the fourth quarter. In assessing the possibility that the Company's fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, Atlantic Capital considers all available evidence, including (i) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (ii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any. Atlantic Capital considered the declining market conditions generated by the COVID-19 pandemic during the first nine months of 2020 and performed an interim impairment test as of May 31, 2020 and as of September 30, 2020, which incorporated a combination of income and market valuation approaches and indicated that no impairment existed surrounding goodwill. Atlantic Capital continued to assess events and circumstances through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment including analyzing the impacts from the COVID-19 pandemic.

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

NOTE 8 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the balance of SBA loans sold and serviced by Atlantic Capital totaled $186.4 million and $185.5 million, respectively.

Changes in the balance of servicing assets for the three and nine months ended September 30, 2020 and 2019 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
SBA Loan Servicing Assets	2020	2019	2020	2019

	(in thousands)		(in thousands)
Beginning carrying value, net	$2,503	$2,726	$2,731	$2,539
Additions	190	350	492	975
Amortization	(202)	(296)	(732)	(734)
Ending carrying value	$2,491	$2,780	$2,491	$2,780

At September 30, 2020 and December 31, 2019, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	September 30, 2020	December 31, 2019

	(dollars in thousands)
Fair value of retained servicing assets	$2,942	$2,842
Weighted average life	3.22 years	3.77 years
Prepayment speed:	18.09%	14.87%
Decline in fair value due to a 10% adverse change	$(87)	$(150)
Decline in fair value due to a 20% adverse change	$(215)	$(254)
Weighted average discount rate	10.88%	13.66%
Decline in fair value due to a 100 bps adverse change	$(16)	$(98)
Decline in fair value due to a 200 bps adverse change	$(83)	$(156)

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

Changes in the balance of TriNet servicing assets for the three and nine months ended September 30, 2020 and 2019 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
TriNet Servicing Assets	2020	2019	2020	2019

	(in thousands)		(in thousands)
Beginning carrying value, net	$228	$369	$296	$444
Amortization	(33)	(37)	(101)	(112)
Ending carrying value	$195	$332	$195	$332

At September 30, 2020 and December 31, 2019, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	September 30, 2020	December 31, 2019

	(dollars in thousands)
Fair value of retained servicing assets	$350	$414
Weighted average life	4.86 years	5.58 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(4)	$(5)
Decline in fair value due to a 20% adverse change	$(7)	$(10)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(7)	$(9)
Decline in fair value due to a 200 bps adverse change	$(13)	$(18)

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2020			September 30, 2020
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$21,108	$(5,218)	$15,890	$6,081	$(1,520)	$4,561
Unrealized net gains (losses) on investment securities available-for-sale	46	(11)	35	5,771	(1,419)	4,352
Unrealized net gains (losses) on derivatives	(593)	146	(447)	8,709	(2,144)	6,565
Accumulated other comprehensive income (loss) end of period	$20,561	$(5,083)	$15,478	$20,561	$(5,083)	$15,478

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2019			September 30, 2019
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$4,774	$(1,193)	$3,581	$(13,743)	$3,438	$(10,305)
Unrealized net gains (losses) on investment securities available-for-sale	1,813	(453)	1,360	16,375	(4,096)	12,279
Reclassification adjustment for net realized losses on investment securities available-for-sale	(253)	63	(190)	(907)	227	(680)
Unrealized net gains (losses) on derivatives	2,326	(582)	1,744	6,935	(1,734)	5,201
Accumulated other comprehensive income (loss) end of period	$8,660	$(2,165)	$6,495	$8,660	$(2,165)	$6,495

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

The following table represents the earnings per share calculations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands, except share and per share amounts)
Net income from continuing operations	$8,618	$7,569	$12,591	$21,018
Net income from discontinued operations	—	617	—	21,697
Net income available to common shareholders	$8,618	$8,186	$12,591	$42,715

Weighted average shares outstanding
Basic (1)	21,500,735	22,681,904	21,553,953	23,800,525
Effect of dilutive securities:
Stock options and performance share awards	43,070	155,627	86,104	157,390
Diluted	21,543,805	22,837,531	21,640,057	23,957,915

Net income per common share - basic
Net income per common share - continuing operations	$0.40	$0.33	$0.58	$0.88
Net income per common share - discontinued operations	—	0.03	—	0.91
Net income per common share - basic	$0.40	$0.36	$0.58	$1.79
Net income per common share - diluted
Net income per common share - continuing operations	$0.40	$0.33	$0.58	$0.88
Net income per common share - discontinued operations	—	0.03	—	0.91
Net income per common share - diluted	$0.40	$0.36	$0.58	$1.78
(1)	Unvested restricted shares are participating securities and included in basic share calculations.

Stock options outstanding of 109,446 at September 30, 2020 and 150 at September 30, 2019 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares.

The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 21,202,783 shares of common stock issued and outstanding at September 30, 2020. At December 31, 2019, 21,751,026 shares of common stock were issued and outstanding. Atlantic Capital had no shares of preferred stock outstanding at September 30, 2020 or December 31, 2019.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. No dividends were paid by the Bank to Atlantic Capital during the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Bank paid dividends totaling $12.5 million. For the three and nine months ended September 30, 2019, the Bank paid dividends totaling $10.0 million and $36.5 million, respectively to Atlantic Capital. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

During the first quarter of 2020, the Company completed the $85.0 million stock repurchase program authorized by the Board of Directors on November 14, 2018. On March 4, 2020, the Board of Directors authorized a new stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will constitute authorized but unissued shares. During the first nine months of 2020, the Company repurchased 820,349 shares totaling $12.0 million, of which 516,083 shares totaling $5.2 million were purchased under the new stock buyback program with the remaining shares purchased under the previous program. The Company initially paused repurchases in March 2020 as part of its holding company liquidity planning in response to the COVID-19 pandemic and resumed repurchases in August 2020.

NOTE 11 – DERIVATIVES AND HEDGING

Risk Management

Atlantic Capital’s objectives in using interest rate derivatives are to stabilize net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.

Cash Flow Hedges

At September 30, 2020, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2020 and December 31, 2019, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $125.0 million and $175.0 million, respectively.

No hedge ineffectiveness gains or losses were recognized on active cash flow hedges for the three and nine months ended September 30, 2020 and 2019. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $1.7 million will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.

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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income. At September 30, 2020 and December 31, 2019, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $70.4 million and $89.5 million, respectively.

Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At September 30, 2020 and

December 31, 2019, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $141.2 million and $149.1 million, respectively.

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

In accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At September 30, 2020 and December 31, 2019, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $13.2 million and $13.6 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

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

To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At September 30, 2020 and December 31, 2019, Atlantic Capital had credit risk participation agreements with a notional amount of $6.3 million and $7.7 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of September 30, 2020 and December 31, 2019:

Derivatives designated as hedging instruments under ASC 815

		September 30, 2020		December 31, 2019
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$125,000	$12,155	$125,000	$3,578

Cash flow hedge of LIBOR based loans	Other liabilities	$—	$—	$50,000	$8

Derivatives not designated as hedging instruments under ASC 815

		September 30, 2020		December 31, 2019
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Customer swap positions	Other assets	$35,210	$2,308	$44,763	$1,025
Zero premium collar	Other assets	70,613	10,896	74,562	4,253
		$105,823	$13,204	$119,325	$5,278

Dealer offsets to customer swap positions	Other liabilities	$35,210	$2,342	$44,763	$1,090
Dealer offset to zero premium collar	Other liabilities	70,613	10,974	74,562	4,545
Credit risk participation	Other liabilities	6,251	8	7,657	4
		$112,074	$13,324	$126,982	$5,639

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019.

Derivatives not designated as hedging instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative		Recognized in Income on Derivative
(in thousands)	Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Interest rate products	Other income	$7	$(292)	$249	$(633)
Other contracts	Other income	3	(1)	(3)	(4)
Total		$10	$(293)	$246	$(637)

The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and nine months ended September 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30,					Nine Months Ended September 30,
	Amount of Gain or					Amount of Gain or
	(Loss) Recognized in		Gain or (Loss) Reclassified from			(Loss) Recognized in		Gain or (Loss) Reclassified from
	OCI on Derivatives		Accumulated OCI in Income			OCI on Derivatives		Accumulated OCI in Income
	(Effective Portion)		(Effective Portion)			(Effective Portion)		(Effective Portion)
(in thousands)	2020	2019	Location	2020	2019	2020	2019	Location	2020	2019
Interest rate swaps	$(611)	$2,212	Interest income	$(619)	$(113)	$8,657	$5,303	Interest income	$(1,271)	$(242)

NOTE 12 – OTHER BORROWINGS AND LONG TERM DEBT

There were no Federal Home Loan Bank borrowings outstanding as of September 30, 2020 and December 31, 2019. Interest expense for FHLB borrowings totaled $16,000 and $54,000 for the three and nine months ended September 30, 2020, respectively. Interest expense for FHLB borrowings for the three and nine months ended September 30, 2019 was $390,000 and $660,000, respectively.

At September 30, 2020, the Company had available line of credit commitments with the FHLB totaling $867.1 million, with no outstanding FHLB advances. However, based on actual collateral pledged, $87.4. million was available. At September 30, 2020, the Company had an available line of credit based on the collateral available of $248.6 million with the Federal Reserve Bank of Atlanta (“FRB”). Interest expense on federal funds purchased for the three and nine months ended September 30, 2020 totaled $3,000 and $41,000, respectively, and $99,000 and $385,000, for the three and nine months ended September 30, 2019, respectively.

On August 20, 2020, Atlantic Capital issued 5.50% fixed-to-floating rate subordinated notes (the “Notes”) totaling $75 million in aggregate principal amount and callable at par plus accrued but unpaid interest on September 1, 2025. The Notes are due September 1, 2030 and bear a fixed rate of interest of 5.50% per year until September 1, 2025. From September 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month SOFR plus 536.3 basis points. The Notes were priced at 100% of their par value and qualify as Tier 2 regulatory capital.

On September 30, 2020, Atlantic Capital redeemed its 6.25% fixed-to-floating rate subordinated notes due 2025, previously issued on September 28, 2015 and totaling $50 million.

Subordinated debt is summarized as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$—	$50,000
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 5.50% until September 1, 2025	75,000	—
Principal amount of subordinated debt	$75,000	$50,000
Less debt issuance costs	1,186	127
Subordinated debt, net	$73,814	$49,873

All subordinated debt outstanding at September 30, 2020 matures after more than five years.

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

At September 30, 2020, approximately 2,981,000 additional awards could be granted under the plan. Through September 30, 2020, incentive stock options, nonqualified stock options, restricted stock awards, performance share awards, and other stock-based awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company accounts for stock options in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. Total stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2020 for stock option grants was $18,000 and $53,000, respectively, and $18,000 and $151,000 for the three and nine months ended September 30, 2019, respectively. Unrecognized stock-based compensation expense related to stock option grants at September 30, 2020 and 2019 was $6,000 and $77,000, respectively. At September 30, 2020 and 2019, the weighted average period over which this unrecognized expense is expected to be recognized was 0.1 years and 1.1 years, respectively. The weighted average remaining contractual life of options outstanding at September 30, 2020 was 1.8 years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during the nine months ended September 30, 2019. No stock options were granted/modified during the nine months ended September 30, 2020.

For the Nine Months Ended
September 30, 2019
Risk‑free interest rate	2.27%
Expected term in years	1.73-1.82
Expected stock price volatility	26.8%
Dividend yield	—%

The following table represents stock option activity for the nine months ended September 30, 2020:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, December 31, 2019	318,980	$11.47
Granted/modified(1)	—	—
Exercised	(60,940)	10.82
Forfeited(1)	—	—
Expired	(94)	102.12
Outstanding, September 30, 2020	257,946	$11.59	1.81	$195
Exercisable, September 30, 2020	247,946	$11.45	1.68	$195
(1)	During the nine months ended September 30, 2020, the Company did not modify any options.

The total fair value of option shares vested for the nine months ended September 30, 2020 and 2019 was $0 and $137,000, respectively.

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

Compensation expense related to restricted stock and performance shares for the three and nine months ended September 30, 2020 was $620,000 and $1.6 million, respectively, and $454,000 and $1.2 million for the three and nine months ended September 30, 2019, respectively. Unrecognized compensation expense associated with restricted stock was $3.8 million as of September 30, 2020 and $2.6 million as of September 30, 2019. At September 30, 2020 and September 30, 2019, the weighted average period over which this unrecognized expense is to be recognized was 2.30 years and 2.27 years, respectively. During the three and nine months ended September 30, 2020, there were 136,155 and 278,705 restricted stock and performance share awards granted at a weighted average grant price of $11.05 and $14.67 per share, respectively. During the three and nine months ended September 30, 2019, there were 28,500 and 158,593 restricted stock and performance share awards granted at a weighted average grant price of $17.57 and $19.19 per share, respectively.

The Company did not modify any options during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company modified options for 12,500 shares and 4,719 restricted stock awards to two individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was $31,000 for the nine months ended September 30, 2019.

The following table represents restricted stock and performance share award activity for the nine months ended September 30, 2020:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding, December 31, 2019	292,877	$19.00
Granted/modified(1)	278,705	14.67
Vested	(109,390)	17.56
Forfeited	(11,834)	17.31
Outstanding, September 30, 2020	450,358	$16.72

(1)	During the nine months ended September 30, 2020, the Company did not modify any restricted stock awards.

.

NOTE 14 – FAIR VALUE MEASUREMENTS

Atlantic Capital follows the guidance pursuant to ASC 820-10, Fair Value Measurements and Disclosures. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This issuance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Atlantic Capital measures its investment securities available-for-sale and interest rate derivative assets and liabilities at fair value on a recurring basis. Fair value is used on a nonrecurring basis either when assets are evaluated for impairment or for disclosure purposes. Atlantic Capital measures its servicing assets, goodwill, intangible assets, loans held for sale, impaired loans and other real estate owned at fair value on a nonrecurring basis if necessary.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during the three or nine months ended September 30, 2020 and 2019.

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

Derivative instruments are primarily transacted as over-the-counter trades and priced with observable market assumptions. Ongoing measurements include observable market assumptions with appropriate valuation adjustments for liquidity and for credit risk of counterparties. For these instruments, Atlantic Capital obtains fair value measurements from an independent pricing service. The fair value measurements consider factors such as the prevailing level of interest rates, total exposure and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each client counterparty is estimated using Atlantic Capital’s internal risk rating system. For financial institution counterparties that are rated by national rating agencies, those ratings are used in determining the credit risk. This approach used to estimate exposures to counterparties is also used by Atlantic Capital to estimate its own credit risk on derivative liability positions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

	Fair Value Measurements at September 30, 2020 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$82,566	$—	$82,566
Trust preferred securities	—	4,590	—	4,590
Corporate debt securities	—	19,644	—	19,644
Mortgage-backed securities	—	154,084	—	154,084
Total securities available-for-sale	$—	$260,884	$—	$260,884
Interest rate derivative assets	$—	$25,359	$—	$25,359
Interest rate derivative liabilities	$—	$13,324	$—	$13,324

	Fair Value Measurements at December 31, 2019 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$82,485	$—	$82,485
Trust preferred securities	—	4,688	—	4,688
Corporate debt securities	—	19,920	—	19,920
Mortgage-backed securities	—	175,368	—	175,368
Total securities available-for-sale	$—	$282,461	$—	$282,461
Interest rate derivative assets	$—	$8,856	$—	$8,856
Interest rate derivative liabilities	$—	$5,647	$—	$5,647

For the nine months ended September 30, 2020 and twelve months ended December 31, 2019, there was no change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
September 30, 2020	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$4,107	$4,107

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2019	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$4,288	$4,288

Level 3 loans consist of impaired loans which have been partially charged-off or have specific valuation allowances based on collateral value. The fair value of Level 3 assets is estimated based on the underlying collateral value. For loans which the cash proceeds from the sale of the underlying collateral is the expected source of repayment, the fair value of these loans was derived from internal estimates of the underlying collateral incorporating market data, including third party appraisals or evaluations, when available. Appraised values may be discounted based on management’s assessment of the level of inactivity in the real estate market and other markets for the underlying collateral, changes in market conditions from the time of the valuation, and other information that in management’s judgment may affect the value. Impaired loans are evaluated on at least a quarterly basis and adjusted accordingly.

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at September 30, 2020 and December 31, 2019.

	Fair Value Measurements at
	September 30, 2020 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$22,715	$22,715	$—	$—
Interest-bearing deposits in banks	91,243	91,243	—	—
Total securities available-for-sale	260,884	—	260,884	—
Total securities held-to-maturity	185,822	—	196,712	—
FHLB stock	2,619	—	—	2,619
Federal Reserve Bank stock	10,080	—	—	10,080
Loans held for investment, net	2,188,035	—	—	2,228,766
Loans held for sale	859	—	859	—
Derivative assets	25,359	—	25,359	—
Financial liabilities:
Deposits	$2,468,722	$—	$2,442,818	$—
Subordinated debt	73,814	—	78,089	—
Derivative financial instruments	13,324	—	13,324	—

	Fair Value Measurements at
	December 31, 2019 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$45,249	$45,249	$—	$—
Interest-bearing deposits in banks	421,079	421,079	—	—
Total securities available-for-sale	282,461	—	282,461	—
Total securities held-to-maturity	116,972	—	115,291	—
FHLB stock	2,680	—	—	2,680
Federal Reserve Bank stock	9,998	—	—	9,998
Loans held for investment, net	1,873,524	—	—	1,890,258
Loans held for sale	370	—	370	—
Derivative assets	8,856	—	8,856	—
Financial liabilities:
Deposits	$2,499,046	$—	$2,421,957	$—
Subordinated debt	49,873	—	50,081	—
Derivative financial instruments	5,647	—	5,647	—

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

Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$764,247	$735,905
Standby letters of credit	18,690	8,053
	$782,937	$743,958

Minimum lease payments	$18,464	$20,055

The Company also had commitments related to investments in SBICs totaling $2.0 million and $2.4 million at September 30, 2020 and December 31, 2019, respectively. In addition, Atlantic Capital had private equity commitments totaling $2.0 million and zero at September 30, 2020 and December 31, 2019, respectively.

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

The following table presents service charges by type of service provided for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

			(in thousands)
Deposit account analysis fees and charges	$1,080	$672	$3,012	$1,894
ATM fees	10	—	46	39
NSF fees	5	18	30	40
Wire fees	18	124	166	336
Foreign exchange fees	104	110	272	275
Other	—	1	4	5
Total service charges - continuing operations	1,217	925	3,530	2,589
Service charges - discontinued operations	—	—	—	527
Total service charges	$1,217	$925	$3,530	$3,116

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of September 30, 2020, operating lease ROU assets and liabilities were $10.4 million and $15.3 million, respectively, compared to $11.9 million and $16.9 million, respectively, as of December 31, 2019. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets. Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component.

Rent expense, which was included in occupancy expense in the Consolidated Statements of Income, for both the three and nine months ended September 30, 2020 and 2019 was $520,000 and $1.7 million, respectively.

The table below summarizes the Company’s net lease cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Operating lease cost	$510	$509	$1,696	$1,635
Short-term lease cost	10	11	25	37
Sublease income	(91)	(70)	(273)	(186)
Net lease cost	$429	$450	$1,448	$1,486

The tables below summarize other information related to the Company’s operating leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$530	$551	$1,655	$1,594
Right-of-use assets obtained in exchange for new finance lease liabilities	62	—	62	15,207

	As of September 30,
	2020	2019
Weighted-average remaining lease term - operating leases	8.5 years	9.0 years

Weighted-average discount rate - operating leases	3.04%	3.30%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2020
(in thousands)
Twelve Months Ended:
September 30, 2021	$2,052
September 30, 2022	2,403
September 30, 2023	2,136
September 30, 2024	1,966
September 30, 2025	1,905
Thereafter	8,002
Total future minimum lease payments	18,464
Less: Interest	(3,122)
Present value of net future minimum lease payments	$15,342

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

The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the impact of the COVID-19 pandemic or any other pandemic on the national and local economy and the responses of governmental and monetary authorities on our operations, including declines in credit quality, strains on capital and liquidity, fluctuations in our payment processing business, and declines in deposits;
●	our strategic decision to focus on the greater Atlanta market may not positively impact our financial condition in the expected timeframe, or at all;
●	costs associated with our growth and hiring initiatives in the Atlanta market area;
●	risks associated with increased geographic concentration, borrower concentration and concentration in commercial real estate and commercial and industrial loans resulting from our exit of the Tennessee and northwest Georgia markets and our strategic realignment;
●	our strategic decision to increase our focus on Small Business Administration ("SBA") and franchise lending may expose us to additional risks associated with these types of lending, including industry concentration risks, our ability to sell the guaranteed portion of SBA loans, the impact of negative economic conditions on small businesses’ ability to repay the non-guaranteed portions of SBA loans, and changes to applicable federal regulations;
●	risks related to litigation, regulatory enforcement and reputation as a result of our participation in the Payment Protection Program (“PPP”) and the risk that the SBA may not fund some or all PPP loan guaranties;
●	risks associated with our ability to manage the planned growth of our payment processing business, including changing regulations, security risks, and unforeseen increases in transaction volume resulting from changes in our customers’ businesses and changes in the competitive landscape for payment processing;
●	changes in asset quality and credit risk;
●	the cost and availability of capital;

●	customer acceptance of our products and services;
●	customer borrowing, repayment, investment and deposit practices;
●	the introduction, withdrawal, success and timing of business initiatives;
●	the impact, extent, and timing of technological changes;
●	severe catastrophic events or social and civil unrest in our geographic area;
●	a weakening of the economies in which we conduct operations may adversely affect our operating results;
●	the U.S. legal and regulatory framework could adversely affect our operating results;
●	the interest rate environment may compress margins and adversely affect net interest income;
●	our ability to anticipate or respond to interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;
●	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;
●	our ability to determine accurate values of certain assets and liabilities;
●	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;
●	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;
●	the impact of the transition from LIBOR and our ability to adequately manage such transition;
●	adequacy of our risk management program;
●	increased competitive pressure due to consolidation in the financial services industry;
●	risks related to security breaches, cybersecurity attacks, and other significant disruptions in our information technology systems; and
●	other risks and factors identified in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors” as amended by factors identified in our Quarterly Reports on Form 10-Q as filed with the SEC on May 8, 2020 and August 7, 2020, respectively.

Response to COVID-19

As the COVID-19 pandemic affected all areas of economic and social life, Atlantic Capital responded with measures to protect the health of its community, customers and employees. We implemented work-from-home initiatives for employees when possible and ceased non-essential business related travel.

In addition, we have taken the following steps to assist customers during these challenging times, consistent with sound banking practice:

●	funding loans for business borrowers through the PPP with $232 million outstanding as of September 30, 2020;
●	evaluating business segments in our market areas to identify areas of need and focusing our assessment and management of portfolio risk;
●	communicating with customers to assess developing credit situations and needs assessment; and
●	offering payment deferrals to existing customers with a streamlined loan modification process when appropriate. At September 30, 2020, there were $7.5 million in loans outstanding with payment deferrals.

The COVID-19 pandemic has negatively impacted the global economy, and in response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other relief. Some of the provisions applicable to us include, but are not limited to:

●	Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a Troubled Debt Restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

●	Paycheck Protection Program - The CARES Act established the PPP, an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program, administered directly by the SBA. The PPP is a loan program designed to provide a direct incentive for small businesses to keep their workers on the payroll. The PPP closed to new applicants on August 8, 2020. SBA will generally forgive loans if all employees are kept on the payroll and the loan proceeds are used for certain payroll, rent, mortgage interest, or utilities expenses during the applicable covered period of eight or twenty-four weeks (as amended by the Paycheck Protection Program Flexibility Act).

●	Subsidy Payments - The CARES Act subsidy provided loan payments for six months on existing SBA 7(a) loans disbursed prior to September 27, 2020.

Many of the stimulus programs under the CARES Act are set to expire at the end of 2020 if they have not already. Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions that apply to us include, but are not limited to:

●	Accounting for Loan Modifications – A loan modification that does not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made in good faith in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.

●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the loan agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

●	Nonaccrual Status - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

On August 3, 2020, the agencies issued guidance in anticipation of the end of accommodations to borrowers to encourage financial institutions to consider prudent accommodation options that are based on an understanding of the credit risk of the borrower; are consistent with applicable laws and regulations; and, that can ease cash flow pressures on affected borrowers, improve their capacity to service debt, and facilitate a financial institution’s ability to collect on its loans. We will continue to communicate with customers to address continuing credit situations and in a manner in line with the published guidance.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include our accounting for the allowance for credit losses on loans, fair value measurements, and income tax related items. On January 1, 2020, we adopted ASC 326, which changes the accounting for the allowance for credit losses. For a discussion of this new accounting policy, refer to Note 1 of the September 30, 2020 Consolidated Financial Statements. Other significant accounting policies are discussed in the Notes to Consolidated Financial Statements within our Annual Report.

Non-GAAP Financial Measures.

This Form 10-Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Our management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) loan yield excluding PPP loans; (iv) taxable equivalent net interest margin; (v) taxable equivalent net interest margin excluding PPP loans; (vi) taxable equivalent income before income taxes; (vii) taxable equivalent income tax expense; (viii) tangible assets; (ix) tangible common equity; (x) tangible book value per common share, and (xi) allowance for credit losses to loans held for investment excluding PPP loans.

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

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

We reported net income from continuing operations of $8.6 million for the third quarter of 2020 compared to net income from continuing operations of $7.6 million for the third quarter of 2019. Diluted income per common share from continuing operations was $0.40 for the third quarter of 2020, compared to $0.33 for the same period in 2019.

For the nine months ended September 30, 2020, we reported net income from continuing operations of $12.6 million. This compared to net income from continuing operations of $21.0 million for the nine months ended September 30, 2019. Diluted income per common share from continuing operations was $0.58 for the nine months ended September 30, 2020 compared to $0.88 for the same period in 2019.

The increase in net income from continuing operations for the three months ended September 30, 2020, compared to the same period in 2019, was primarily attributable to a $4.0 million decrease in interest expense offset by a $1.0 million, or 8% increase in noninterest expense.

For the nine months ended September 30, 2020 compared to the first nine months of 2019, the decrease in net income from continuing operations was primarily attributable to an increase in provision for credit losses of $15.0 million, and a $777,000, or 10%, decrease in noninterest income from continuing operations, partially offset by an increase of $4.7 million, or 8%, in taxable equivalent net interest income.

Taxable equivalent net interest income was $22.1 million for the third quarter of 2020, compared to $20.1 million for the third quarter of 2019. Taxable equivalent net interest margin decreased to 3.14% for the three months ended September 30, 2020 from 3.52% for the three months ended September 30, 2019. Driving the decrease in interest expense was the decline in the cost of interest-bearing deposits for the three months ended September 30, 2020 compared to the same period in 2019, particularly in Negotiable Order of Withdrawal (“NOW”), money market and savings accounts. The increase in net income was partially offset by a decrease in loan yields of 136 basis points for the three months ended September 30, 2020 compared to the same period in 2019. However, the decrease in loan yields was mitigated by an increase in average loan balances totaling $390 million, or 22%, during the same period.

For the nine months ended September 30, 2020, taxable equivalent net interest income from continuing operations was $65.3 million compared to $60.6 million for the same period of 2019. Taxable equivalent net interest margin from continuing operations decreased to 3.25% for the nine months ended September 30, 2020 from 3.66% for the nine months ended September 30, 2019. The margin decrease for the three and nine months ended September 30, 2020 compared to the prior year was primarily the result of a decrease in loan yields due to the declining interest rate environment and the addition of the lower yielding PPP loans.

Provision for credit losses for the quarter ended September 30, 2020 totaled $28,000, a decrease of $385,000 from the quarter ended September 30, 2019. For the nine months ended September 30, 2020, our provision for loan losses was $17.0 million compared to a provision of $1.9 million for the first nine months of 2019. The adoption of ASC 326 added a forecasting element to the calculation of expected credit losses in the first nine months of 2020, which contributed to the increase in provision for the nine month period in 2020. The COVID-19 pandemic was also factored into adverse economic forecasts used under the current expected credit loss (“CECL”) model, which likely had a greater impact on the CECL model given its use of forecasting elements, whereas the incurred loss model used prior to 2020 primarily considered historical data.

Noninterest income decreased $265,000, or 10%, to $2.5 million from the third quarter of 2019. The decrease was primarily due to an increase of $285,000 in loss on sales of other assets, a decrease of $253,000 in gains on sale of securities, and a decrease of $257,000, or 22%, in SBA lending activities. Partially offsetting this decrease was an increase in income from service charges of $292,000, or 32%, resulting from continued growth in the payments processing business and an increase of $303,000 in derivatives income due to changes in the derivatives credit valuation adjustment.

For the first nine months of 2020, noninterest income from continuing operations decreased $777,000, or 10%, to $7.3 million. The decrease was primarily due to a decrease of $1.2 million, or 37%, in SBA lending activities, a decrease of $907,000 in gains on sale of securities and an increase in loss on sales of other assets of $267,000. Partially offsetting this decrease was an increase in income from service charges of $941,000, or 36%, and an increase of $883,000 in derivatives income.

For the third quarter of 2020, noninterest expense increased $1.0 million, or 8%, to $13.7 million compared to the third quarter of 2019. The most significant components of the increase were increases of $555,000, or 7%, in salaries and employee benefits, $530,000, or 50%, in other noninterest expense, and $406,000 in FDIC premiums. Partially offsetting the increase were decreases in professional services of $202,000 or, 26%, $113,000, or 74%, in travel, meals and entertainment expense and $102,000, or 42%, in marketing and business development expense.

Noninterest expense from continuing operations totaled $39.5 million for the nine months ended September 30, 2020, compared to $39.7 million for the same period in 2019. The most significant components of the decrease were a $329,000, or 47%, decrease in marketing and business development expense, a $291,000 or 58%, decrease in travel, meals and entertainment, a decrease of $272,000, or 12%, in professional services, and a decrease of $245,000, or 1%, in salaries and employee benefits. Partially offsetting the decrease were increases in occupancy of $366,000, or 18%, $191,000, or 9%, in communications and data processing, and $171,000, or 79%, in FDIC premiums resulting from small bank assessment credits issued in the third quarter of 2019.

Table 1 - Quarterly Selected Financial Data(1)

(dollars in thousands, except share and per share data; taxable equivalent)

	2020			2019		For the Nine months ended
	Third	Second	First	Fourth	Third	September 30,
	Quarter	Quarter	Quarter	Quarter	Quarter	2020	2019
INCOME SUMMARY(1)
Interest income - taxable equivalent (2)	$24,578	$24,151	$26,246	$26,699	$26,624	$74,976	$79,607
Interest expense	2,515	2,166	5,043	5,965	6,536	9,724	19,018
Net interest income - taxable equivalent	22,063	21,985	21,203	20,734	20,088	65,252	60,589
Provision for credit losses	28	8,863	8,074	787	413	16,965	1,925
Net interest income after provision for credit losses	22,035	13,122	13,129	19,947	19,675	48,287	58,664
Noninterest income	2,504	2,343	2,422	2,679	2,769	7,269	8,046
Noninterest expense	13,713	12,904	12,877	13,382	12,677	39,494	39,726
Income from continuing operations before income taxes	10,826	2,561	2,674	9,244	9,767	16,062	26,984
Income tax expense	2,208	712	550	2,104	2,198	3,471	5,966
Net income from continuing operations (2)(3)	8,618	1,849	2,124	7,140	7,569	12,591	21,018
Income from discontinued operations, net of tax	—	—	—	—	617	—	21,697
Net income	$8,618	$1,849	$2,124	$7,140	$8,186	$12,591	$42,715

PER SHARE DATA
Diluted earnings per share - continuing operations	$0.40	$0.09	$0.10	$0.32	$0.33	$0.58	$0.88
Diluted earnings per share - discontinued operations	—	—	—	—	0.03	—	0.91
Diluted earnings per share	0.40	0.09	0.10	0.32	0.36	0.58	1.78
Book value per share	16.05	15.64	15.47	15.01	14.81	16.05	14.81
Tangible book value per common share (3)	15.11	14.72	14.54	14.09	13.91	15.11	13.91

PERFORMANCE MEASURES
Return on average equity	10.05%	2.20%	2.56%	8.65%	9.77%	4.98%	17.25%
Return on average assets	1.15	0.25	0.32	1.08	1.32	0.59	2.22
Taxable equivalent net interest margin - continuing operations	3.14	3.23	3.41	3.38	3.52	3.25	3.66
Taxable equivalent net interest margin excluding PPP loans	3.18	3.35	3.41	3.38	3.52	3.31	3.66
Efficiency ratio - continuing operations	56.61	53.82	55.03	57.57	55.72	55.16	58.13
Average loans to average deposits	88.65	88.46	83.84	86.54	92.41	87.07	93.96

CAPITAL
Average equity to average assets	11.45%	11.53%	12.41%	12.47%	13.54%	11.78%	12.87%
Tangible common equity to tangible assets	11.03	11.01	11.57	10.61	12.92	11.03	12.92
Leverage ratio	9.9	9.9	10.7	11.0	11.8	9.9	11.8
Total risk based capital ratio	16.9	14.8	14.9	15.0	15.5	16.9	15.5

SHARES OUTSTANDING
Number of common shares outstanding - basic	21,202,783	21,477,631	21,479,986	21,751,026	22,193,761	21,202,783	22,193,761
Number of common shares outstanding - diluted	21,298,098	21,569,050	21,675,934	21,974,959	22,405,141	21,298,098	22,405,141
Average number of common shares - basic	21,500,735	21,472,462	21,689,038	21,876,487	22,681,904	21,553,953	23,800,525
Average number of common shares - diluted	21,543,805	21,535,040	21,842,175	22,053,907	22,837,531	21,640,057	23,957,915

ASSET QUALITY
Allowance for credit losses on loans to loans held for investment(4)	1.59%	1.61%	1.43%	1.04%	1.03%	1.59%	1.03%
Net charge-offs to average loans(5)	0.06	0.29	0.04	0.07	0.11	0.13	0.12
Non-performing assets to total assets	0.20	0.24	0.27	0.26	0.29	0.20	0.29

AVERAGE BALANCES
Total loans - continuing operations	$2,191,669	$2,131,847	$1,890,184	$1,857,736	$1,801,629	$2,071,673	$1,739,917
Investment securities	453,382	462,850	417,971	389,667	340,872	444,766	366,790
Total assets	2,977,444	2,932,716	2,686,266	2,626,388	2,453,438	2,865,884	2,572,961
Deposits - continuing operations	2,472,218	2,409,958	2,254,505	2,146,626	1,949,657	2,379,235	1,851,674
Shareholders’ equity	341,017	338,027	333,480	327,543	332,291	337,521	331,116

AT PERIOD END
Loans and loans held for sale	$2,188,894	$2,185,847	$1,932,909	$1,873,524	$1,836,589	$2,188,894	$1,836,589
Investment securities	446,706	457,749	466,405	399,433	329,648	446,706	329,648
Total assets	2,923,977	2,890,622	2,719,658	2,910,379	2,410,198	2,923,977	2,410,198
Deposits	2,468,722	2,407,631	2,225,119	2,499,046	1,854,272	2,468,722	1,854,272
Shareholders’ equity	340,309	335,980	332,300	326,495	328,711	340,309	328,711

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

(4) The ratio for the third quarter of 2019 is calculated on a continuing operations basis.

(5) Annualized.

Non-GAAP Performance Measures Reconciliation

(dollars in thousands)

	2020			2019		For the Nine months
	Third	Second	First	Fourth	Third	ended September 30,
	Quarter	Quarter	Quarter	Quarter	Quarter	2020	2019
Taxable equivalent interest income reconciliation
Interest income - GAAP	$24,233	$23,797	$26,023	$26,532	$26,520	$74,053	$79,315
Taxable equivalent adjustment	345	354	223	167	104	923	292
Interest income - taxable equivalent	$24,578	$24,151	$26,246	$26,699	$26,624	$74,976	$79,607

Taxable equivalent net interest income reconciliation - continuing operations
Net interest income - GAAP	$21,718	$21,631	$20,980	$20,567	$19,984	$64,329	$60,297
Taxable equivalent adjustment	345	354	223	167	104	923	292
Net interest income - taxable equivalent - continuing operations	$22,063	$21,985	$21,203	$20,734	$20,088	$65,252	$60,589

Loan yield excluding PPP loans reconciliation
Loan yield - GAAP	3.82%	3.87%	4.77%	4.95%	5.18%	4.12%	5.37%
Impact of PPP loans	0.13	0.22	—	—	—	0.14	—
Loan yield excluding PPP loans	3.95%	4.09%	4.77%	4.95%	5.18%	4.26%	5.37%

Taxable equivalent net interest margin reconciliation - continuing operations
Net interest margin - GAAP - continuing operations	3.09%	3.17%	3.38%	3.35%	3.51%	3.21%	3.64%
Impact of taxable equivalent adjustment	0.05	0.06	0.03	0.03	0.01	0.04	0.02
Net interest margin - taxable equivalent - continuing operations	3.14%	3.23%	3.41%	3.38%	3.52%	3.25%	3.66%

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	3.09%	3.17%	3.38%	3.35%	3.51%	3.21%	3.57%
Impact of taxable equivalent adjustment	0.05	0.06	0.03	0.03	0.01	0.04	0.02
Net interest margin - taxable equivalent	3.14%	3.23%	3.41%	3.38%	3.52%	3.25%	3.59%

Taxable equivalent net interest margin excluding PPP loans reconciliation
Net interest margin - GAAP	3.09%	3.17%	3.38%	3.35%	3.51%	3.21%	3.57%
Impact of PPP loans	0.09	0.18	—	—	—	0.10	—
Net interest margin - taxable equivalent excluding PPP loans	3.18%	3.35%	3.38%	3.35%	3.51%	3.31%	3.57%

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$10,481	$2,207	$2,451	$9,077	$9,663	$15,139	$26,692
Taxable equivalent adjustment	345	354	223	167	104	923	292
Income before income taxes	$10,826	$2,561	$2,674	$9,244	$9,767	$16,062	$26,984

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$1,863	$358	$327	$1,937	$2,094	$2,548	$5,674
Taxable equivalent adjustment	345	354	223	167	104	923	292
Income tax expense	$2,208	$712	$550	$2,104	$2,198	$3,471	$5,966

Tangible book value per common share reconciliation
Total shareholders' equity	$340,309	$335,980	$332,300	$326,495	$328,711	$340,309	$328,711
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$320,384	$316,055	$312,375	$306,570	$308,786	$320,384	$308,786
Common shares outstanding	21,202,783	21,477,631	21,479,986	21,751,026	22,193,761	21,202,783	22,193,761
Book value per common share - GAAP	$16.05	$15.64	$15.47	$15.01	$14.81	$16.05	$14.81
Tangible book value	15.11	14.72	14.54	14.09	13.91	15.11	13.91

Tangible common equity to tangible assets reconciliation
Total shareholders' equity	$340,309	$335,980	$332,300	$326,495	$328,711	$340,309	$328,711
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$320,384	$316,055	$312,375	$306,570	$308,786	$320,384	$308,786

Total assets	$2,923,977	$2,890,622	$2,719,658	$2,910,379	$2,410,198	$2,923,977	$2,410,198
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible assets	$2,904,052	$2,870,697	$2,699,733	$2,890,454	$2,390,273	$2,904,052	$2,390,273
Tangible common equity to tangible assets	11.03%	11.01%	11.57%	10.61%	12.92%	11.03%	12.92%

Allowance for loan losses to loans held for investment reconciliation
Total loans held for investment	$2,188,035	$2,184,694	$1,932,909	$1,873,524	$1,835,673	$2,188,035	$1,835,673
PPP loans	(231,834)	(234,049)	—	—	—	(231,834)	—
Total loans held for investment excluding PPP loans	$1,956,201	$1,950,645	$1,932,909	$1,873,524	$1,835,673	$1,956,201	$1,835,673

Allowance for credit losses to loans held for investment	1.59%	1.61%	1.43%	1.04%	1.03%	1.59%	1.03%
Allowance for credit losses to loans held for investment excluding PPP loans	1.78%	1.80%	1.43%	1.04%	1.03%	1.78%	1.03%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Third Quarter 2020 compared to Third Quarter 2019

Taxable equivalent net interest income for the third quarter of 2020 totaled $22.1 million, a $2.0 million, or 10%, increase compared to the third quarter of 2019. This increase was primarily driven by a decline in interest expense of $4.0 million, or 62%, compared to the same period in 2019, partially offset by a decrease in loan interest income of $2.5 million, or 11%, compared to the same period in 2019. The yield on loans decreased by 136 basis points to 3.82% from the third quarter of 2019. The yield on loans excluding PPP loans for the three months ended September 30, 2020 was 3.95%.

The change in interest expense was primarily due to a decrease in expense on NOW, money market and savings deposits of $3.6 million, or 78%, and a decrease in total borrowings interest expense of $470,000, or 96%. These decreases were offset by an increase of $521,000, or 63%, in interest expense on long-term debt, due to the issuance of $75 million in subordinated debt in August 2020. The existing $50 million of subordinated debt was not redeemed until September 30, 2020. The rate paid on interest bearing liabilities decreased 122 basis points from the third quarter of 2019 to the third quarter of 2020, driven by a decrease in interest rates on deposits and other borrowings resulting from decreases in the federal funds rate during 2019 and 2020.

Taxable equivalent net interest margin decreased to 3.14% for the three months ended September 30, 2020 compared to 3.52% for the three months ended September 30, 2019 due to additional interest expense resulting from the $75 million subordinated debt issuance in August 2020 along with a decrease in loan yields, partially offset by a decrease in the cost of interest bearing deposits. Taxable equivalent net interest margin excluding PPP loans for the three months ended September 30, 2020 was 3.18%.

Nine Months of 2020 compared to Nine Months of 2019

Taxable equivalent net interest income from continuing operations for the nine months ended September 30, 2020 totaled $65.3 million, a $4.7 million, or 8%, increase compared to the same period in 2019. This increase was primarily driven by a decrease of $9.3 million, or 49%, in interest expense from continuing operations compared to the same period in 2019, partially offset by a decrease of $4.6 million, or 6%, in taxable equivalent interest income from continuing operations. The change in taxable equivalent interest income from continuing operations primarily resulted from a $5.9 million, or 8%, decrease in interest income on loans, resulting from decreases in the federal funds rate, partially offset by an increase in average loan balances. The yield on loans from continuing operations decreased by 125 basis points to 4.12% for the nine months ended September 30, 2020 compared to the same period in 2019. However, the increase in average loan balances helped to mitigate the declines in yield. The yield on loans from continuing operations excluding PPP loans for the nine months ended September 30, 2020 was 4.26%.

Interest expense from continuing operations for the nine months ended September 30, 2020 totaled $9.3 million, a $9.3 million, or 49%, decrease from the same period of 2019, primarily due to an $8.9 million, or 57%, decrease in interest paid on deposits. The rate paid on interest bearing liabilities from continuing operations decreased 109 basis points from the first nine months of 2019 to the same period of 2020, driven by a decrease in interest rates on deposits and other borrowings.

Taxable equivalent net interest margin from continuing operations for the nine months ended September 30, 2020 decreased to 3.25% compared to 3.66% for the nine months ended September 30, 2019. The primary reason for the decrease in taxable equivalent net interest margin from continuing operations for the nine month period was lower interest rates on loans resulting from federal funds rate decreases during 2019 and 2020.

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

Table 2 - Average Balance Sheets and Net Interest Analysis

(dollars in thousands; taxable equivalent)

	Three months ended September 30,
	2020			2019
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$136,459	$65	0.19%	$103,954	$564	2.15%
Investment securities:
Taxable investment securities	237,655	1,467	2.46	257,005	1,657	2.56
Non-taxable investment securities(1)	215,727	1,788	3.30	83,867	623	2.95
Total investment securities	453,382	3,255	2.86	340,872	2,280	2.65
Loans	2,191,669	21,049	3.82	1,801,629	23,541	5.18
FHLB and FRB stock	14,484	209	5.74	15,524	239	6.11
Total interest-earning assets	2,795,994	24,578	3.50	2,261,979	26,624	4.67
Non-earning assets	181,450			191,459
Total assets	$2,977,444			$2,453,438
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,383,382	1,006	0.29	1,191,293	4,642	1.55
Time deposits	166,019	86	0.21	32,409	51	0.62
Brokered deposits	68,102	59	0.34	88,146	530	2.39
Total interest-bearing deposits	1,617,503	1,151	0.28	1,311,848	5,223	1.58
Total borrowings	40,793	19	0.19	85,478	489	2.27
Total long-term debt	82,708	1,345	6.47	49,803	824	6.56
Total interest-bearing liabilities	1,741,004	2,515	0.57	1,447,129	6,536	1.79
Demand deposits	854,715			637,809
Other liabilities	40,708			36,209
Shareholders' equity	341,017			332,291
Total liabilities and shareholders' equity	$2,977,444			$2,453,438
Net interest spread			2.92%			2.88%
Net interest income and net interest margin(2)		$22,063	3.14%		$20,088	3.52%

Non-taxable equivalent net interest margin			3.09%			3.51%
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)

(dollars in thousands; taxable equivalent)

	Nine months ended September 30,
	2020			2019
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$147,795	$756	0.68%	$88,960	$1,476	2.22%
Other short-term investments	36	—	—	5,181	118	3.05
Investment securities:
Taxable investment securities	246,388	4,729	2.56	284,978	5,619	2.64
Non-taxable investment securities(1)	198,378	4,877	3.28	81,812	1,819	2.97
Total investment securities	444,766	9,606	2.88	366,790	7,438	2.71
Loans - continuing operations	2,071,673	63,971	4.12	1,739,917	69,847	5.37
FHLB and FRB stock	14,667	643	5.86	14,173	727	6.86
Total interest-earning assets - continuing operations	2,678,937	74,976	3.74	2,215,021	79,606	4.81
Loans held for sale - discontinued operations	—	—	—	156,060	4,588	3.93
Total interest-earning assets	2,678,937	74,976	3.74	2,371,081	84,194	4.75
Non-earning assets	186,947			201,880
Total assets	$2,865,884			$2,572,961
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,397,280	5,889	0.56	1,147,508	13,630	1.59
Time deposits	106,271	196	0.25	18,246	139	1.02
Brokered deposits	81,125	547	0.90	91,963	1,733	2.52
Total interest-bearing deposits	1,584,676	6,632	0.56	1,257,717	15,502	1.65
Total borrowings	50,055	95	0.25	57,844	1,045	2.42
Total long-term debt	60,922	2,997	6.57	49,761	2,471	6.64
Total interest-bearing liabilities - continuing operations	1,695,653	9,724	0.77	1,365,322	19,018	1.86
Interest-bearing liabilities - discontinued operations	—	—	—	192,613	1,502	1.04
Total interest-bearing liabilities	1,695,653	9,724	0.77	1,557,935	20,520	1.76
Demand deposits	794,559			593,957
Demand deposits - discontinued operations	—			52,481
Other liabilities	38,151			37,472
Shareholders' equity	337,521			331,116
Total liabilities and shareholders' equity	$2,865,884			$2,572,961
Net interest spread - continuing operations			2.97%			2.95%
Net interest income and net interest margin - continuing operations(2)		$65,252	3.25%		$60,588	3.66%
Net interest income and net interest margin(2)		$65,252	3.25%		$63,674	3.59%

Non-taxable equivalent net interest margin			3.21%			3.57%
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income

(dollars in thousands)

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Compared to 2019			Compared to 2019
	Increase (decrease) Due to Changes in:			Increase (decrease) Due to Changes in:
			Total			Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earning assets
Interest bearing deposits in other banks	$15	$(514)	$(499)	$301	$(1,021)	$(720)
Other short-term investments	—	—	—	—	(118)	(118)
Investment securities:
Taxable investment securities	(119)	(71)	(190)	(741)	(149)	(890)
Non-taxable investment securities(1)	1,093	72	1,165	2,866	192	3,058
Total investment securities	974	1	975	2,125	43	2,168
Loans - continuing operations	3,746	(6,238)	(2,492)	10,244	(16,120)	(5,876)
FHLB and FRB stock	(15)	(15)	(30)	22	(106)	(84)
Total interest-earning assets - continuing operations	4,720	(6,766)	(2,046)	12,692	(17,322)	(4,630)
Loans held for sale - discontinued operations	—	—	—	—	(4,588)	(4,588)
Total interest-earning assets	4,720	(6,766)	(2,046)	12,692	(21,910)	(9,218)

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	140	(3,776)	(3,636)	1,053	(8,794)	(7,741)
Time deposits	69	(34)	35	162	(105)	57
Brokered deposits	(17)	(454)	(471)	(73)	(1,113)	(1,186)
Total interest-bearing deposits	192	(4,264)	(4,072)	1,142	(10,012)	(8,870)
Total borrowings	(21)	(449)	(470)	(15)	(935)	(950)
Total long-term debt	535	(14)	521	549	(23)	526
Total interest-bearing liabilities - continuing operations	706	(4,727)	(4,021)	1,676	(10,970)	(9,294)
Interest-bearing liabilities - discontinued operations	—	—	—	—	(1,502)	(1,502)
Total interest-bearing liabilities	706	(4,727)	(4,021)	1,676	(12,472)	(10,796)
Change in net interest income - continuing operations	$4,014	$(2,039)	$1,975	$11,016	$(6,352)	$4,664
Change in net interest income	$4,014	$(2,039)	$1,975	$11,016	$(9,438)	$1,578
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

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

For the three months ended September 30, 2020, the provision for credit losses from continuing operations was $28,000, a decrease of $385,000 compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, the provision for credit losses from continuing operations was $17.0 million, an increase of $15.0 million compared to the nine months ended September 30, 2019. The provision for credit losses in the first nine months of 2020 included a $16.3 million provision for loan losses and a $704,000 provision for unfunded commitments. The provision increased primarily as a response to the expected impact from the economic slowdown from COVID-19. Due to the adoption of ASC 326 on January 1, 2020, management now incorporates reasonable and supportable forecasts into its calculation of expected credit losses. An example of this forecasting element includes changes in unemployment rates used by management in the CECL forecasts, which could result in changes to the allowance for credit losses.

At September 30, 2020, nonperforming loans totaled $5.4 million compared to $7.3 million at December 31, 2019. Net loan charge-offs were 0.06% and 0.13%, respectively, of average loans (annualized) for the three and nine months ended September 30, 2020 compared to 0.11% and 0.12%, respectively, for the three and nine months ended September 30, 2019. The allowance for credit losses to total loans at September 30, 2020 was 1.59%, compared to 1.04% at December 31, 2019.

Noninterest Income

Noninterest income from continuing operations for the three and nine months ended September 30, 2020 was $2.5 million and $7.3 million compared to $2.8 million and $8.0 million for the comparable period of the prior year; representing a decrease of $265,000, or 10%, for the three month period and a decrease of $777,000, or 10%, for the nine month period. The following table presents the components of noninterest income.

Table 4 - Noninterest Income

(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Service charges	$1,217	$925	$292	32%	$3,530	$2,589	$941	36%
Gain (loss) on sales of securities	—	253	(253)	—	—	907	(907)	(100)
Gain (loss) on sales of other assets	(145)	140	(285)	(204)	(140)	127	(267)	(210)
Derivatives income (loss)	10	(293)	303	(103)	246	(637)	883	(139)
Bank owned life insurance	363	422	(59)	(14)	1,092	1,171	(79)	(7)
SBA lending activities	893	1,150	(257)	(22)	2,089	3,332	(1,243)	(37)
Other noninterest income	166	172	(6)	(4)	452	557	(105)	(19)
Total noninterest income - continuing operations	2,504	2,769	(265)	(10)	7,269	8,046	(777)	(10)
Noninterest income - discontinued operations	—	—	—	—	—	35,289	(35,289)	(100)
Noninterest income	$2,504	$2,769	$(265)	(10)%	$7,269	$43,335	$(36,066)	(83)%

Service charges for the three months ended September 30, 2020 totaled $1.2 million, an increase of $292,000, or 32%, from the same period in 2019. For the nine months ended September 30, 2020, service charges from continuing operations totaled $3.5 million, an increase of $941,000, or 36%, from the first nine months of 2019. The increase for the third quarter and first nine months of 2020 compared to the same periods in 2019 was primarily due to continued growth in our payments processing business, resulting in higher fee income.

Derivatives income (loss) for the third quarter of 2020 was a gain of $10,000 compared to a loss of $293,000 for the same period in 2019. The increase in income was primarily due to changes in the derivatives credit valuation adjustment. For the nine months ended September 30, 2020, derivatives income increased $883,000 from the same period in 2019 primarily due to the change in the credit valuation adjustment.

Income from SBA lending activities for the third quarter of 2020 decreased $257,000, or 22%, from the same period in 2019, due to lower SBA origination volume and a decrease in loan premiums. During the three months ended September 30, 2020 and 2019, guaranteed portions of SBA loans totaling $10.0 million and $17.0 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first nine months of 2020 decreased $1.2 million, or 37%, from the same period in 2019, due to lower premiums paid. During the nine months ended September 30, 2020 and 2019, guaranteed portions of SBA loans totaling $26.5 million and $49.7 million, respectively, were sold in the secondary market.

Gain (loss) on sales of securities for the first nine months of 2020 decreased $907,000 compared to the same period in 2019 as a result of the balance sheet realignment due to the April 5, 2019 Branch Sale to FirstBank.

Gain (loss) on sales of other assets for the three months ended September 30, 2020 was a loss of $145,000 compared to a gain of $140,000 for the same period in 2019. For the first nine months of 2020, gain (loss) on sales of other assets was a loss of $140,000 compared to a gain of $127,000 for the first nine months of 2019. The loss recorded for the three and nine month periods of 2020 were primarily the result of the sale of OREO properties.

Noninterest income from discontinued operations decreased $35.3 million for the nine months ended September 30, 2020, respectively, compared to the same periods in 2019 due to a $34.5 million gain in connection with the Branch Sale.

Noninterest Expense

Noninterest expense for the third quarter of 2020 was $13.7 million, an increase of $1.0 million, or 8%, from the third quarter of 2019. For the nine months ended September 30, 2020, noninterest expense from continuing operations totaled $39.5 million, a decrease of $232,000, or 1%, from the same period in 2019. The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense

(dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Salaries and employee benefits	$8,850	$8,295	$555	7%	$25,792	$26,037	$(245)	(1)%
Occupancy	739	722	17	2	2,416	2,050	366	18
Equipment and software	826	842	(16)	(2)	2,368	2,334	34	1
Professional services	562	764	(202)	(26)	2,059	2,331	(272)	(12)
Communications and data processing	757	796	(39)	(5)	2,324	2,133	191	9
Marketing and business development	141	243	(102)	(42)	373	702	(329)	(47)
Travel, meals and entertainment	39	152	(113)	(74)	213	504	(291)	(58)
FDIC premiums	213	(193)	406	(210)	388	217	171	79
Other noninterest expense	1,586	1,056	530	50	3,561	3,418	143	4
Total noninterest expense - continuing operations	13,713	12,677	1,036	8	39,494	39,726	(232)	(1)
Noninterest expense - discontinued operations	—	—	—	—	—	9,685	(9,685)	(100)
Noninterest expense	$13,713	$12,677	$1,036	8%	$39,494	$49,411	$(9,917)	(20)%

Salaries and employee benefits expense for the three months ended September 30, 2020 totaled $8.9 million, an increase of $555,000, or 7%, from the same period in 2019. The increase for the three months ended September 30, 2020 was primarily attributable to higher incentive accruals and a decrease in loan production salary cost deferrals. For the first nine months of 2020, salaries and employee benefits totaled $25.8 million, a decrease of $245,000, or 1%, from the first nine months of 2019 as a result of decreases in SBA commissions. Full time equivalent headcount totaled 201 at September 30, 2020 compared to 197 at September 30, 2019, a net increase of 4 positions.

Occupancy costs from continuing operations were $2.4 million for the nine months ended September 30, 2020, an increase of $366,000, or 18%, from the same period in 2019. The increase for the three and nine months ended September 30, 2020 was due to an increase in leasehold improvement depreciation associated with our corporate location and operations center.

Communications and data processing expense totaled $757,000 for the three months ended September 30, 2020, a decrease of $39,000, or 5%, compared to the same period in 2019. For the nine months ended September 30, 2020, communications and data processing expense totaled $2.3 million, an increase of $191,000, or 9%, from the same period in 2019. The increase for the nine months ended September 30, 2020 was primarily due to increased volumes in the payments processing business.

Marketing and business development expense totaled $141,000 for the three months ended September 30, 2020, a decrease of $102,000, or 42%, compared to the same period in 2019. For the nine months ended September 30, 2020, marketing and business development expense totaled $373,000, a decrease of $329,000, or 47%, from the same period in 2019. The decrease reflected our efforts to reduce expenses in the uncertain environment surrounding COVID-19.

For the three months ended September 30, 2020, travel, meals and entertainment expense decreased $113,000, or 74%, compared to the same period in 2019. For the nine months ended September 30, 2020, travel, meals and entertainment expense totaled $213,000, a decrease of $291,000, or 58%, from the same period in 2019. The decline for both periods was due to limitations from COVID-19 on non-essential business travel and an overall decrease in customer-related meals and entertainment expense.

FDIC premiums from continuing operations were $213,000 for the third quarter of 2020, an increase of $406,000 compared to the third quarter of 2019. For the nine months ended September 30, 2020, FDIC premiums were $388,000, an increase of $171,000, or 79%, from the first nine months of 2019. The increases for the three and nine months ended September 30, 2020 were due to small bank assessment credits issued in the third quarter of 2019 that were fully utilized in the third quarter of 2020.

For the three months ended September 30, 2020, other noninterest expense increased $530,000, or 50%, from $1.1 million to $1.6 million primarily as a result of losses on customer accounts totaling $470,000 during the third quarter of 2020, of which $290,000 was recovered in October 2020. For the nine months ended September 30, 2020, other noninterest expense totaled $3.6 million, an increase of $143,000, or 4%, from the same period in 2019.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

The income tax expense for the three and nine months ended September 30, 2020 was $1.9 million and $2.5 million, respectively. Comparatively, for the three and nine months ended September 30, 2019, income tax expense from continuing operations was $2.1 million and $5.7 million, respectively. The effective tax rate (as a percentage of pre-tax earnings) was 17.8% and 16.8% for the three and nine months ended September 30, 2020, respectively, compared to 21.7% and 21.3%, respectively, for the same periods in 2019. The decrease in income tax expense in the current year was the result of lower pretax earnings in 2020, combined with a lower estimated effective tax rate. The lower estimated effective tax rate for 2020 was driven by an increase in non-taxable securities income from municipal bonds as well as a decrease in forecasted pretax earnings.

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

Based on all evidence considered, as of September 30, 2020 and 2019, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At September 30, 2020 and 2019, we recorded a deferred tax asset valuation allowance totaling $6.8 million on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of our remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION

Total assets at September 30, 2020 and December 31, 2019 were $2.92 billion and $2.91 billion, respectively. Average total assets for the third quarter of 2020 were $2.98 billion, compared to $2.45 billion in the third quarter of 2019. The increase in average total assets was primarily due to increases in loan growth, which included $234 million in SBA PPP loans funded during the second quarter of 2020. In addition, consumer loans increased $117.2 million due to growth in a partnership with a fintech firm that offers CD-secured consumer loans to its customers.

Loans

At September 30, 2020, total loans held for investment increased $314.5 million, or 17%, to $2.19 billion compared to $1.87 billion at December 31, 2019. The increase was primarily due to an increase in commercial and industrial loans of $239.3 million, or 34%, resulting from the funding of $234 million of PPP loans during the second quarter of 2020 and growth in a partnership with a fintech firm that offers CD-secured loans to its customers. Table 6 provides additional information regarding our loan portfolio.

Table 6 - Loans

(dollars in thousands)

		% of		% of
		Total		Total
	September 30, 2020	Loans	December 31, 2019	Loans
Loans held for sale
Loans held for sale	$859		$370
Total loans held for sale	$859		$370

Loans held for investment
Commercial loans:
Commercial and industrial	$944,401	43%	$705,115	38%
Commercial real estate:
Owner occupied	364,170	17	357,912	19
Non-owner occupied	516,615	24	558,416	30
Construction and land	139,836	6	127,540	7
Mortgage warehouse participations	—	—	13,941	1
Total commercial loans	1,965,022	90	1,762,924	94

Residential:
Residential mortgages	29,460	1	31,315	2
Home equity	24,528	1	25,002	1
Total residential loans	53,988	2	56,317	3

Consumer	154,916	7	37,765	2
Other	22,777	1	19,552	1
Total loans	2,196,703		1,876,558
Less net deferred fees and other unearned income	(8,668)		(3,034)
Total loans held for investment	2,188,035		1,873,524

Total loans	$2,188,894		$1,873,894

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

At September 30, 2020, our nonperforming assets totaled $6.0 million, or 0.20% of total assets, compared to $7.6 million, or 0.26% of total assets, at December 31, 2019. The decrease was primarily due to a decline in nonperforming loans resulting from an increase in net charge-offs during the second quarter of 2020.

Nonaccrual loans totaled $5.1 million and $7.2 million as of September 30, 2020 and December 31, 2019, respectively. Loans past due 90 days and still accruing totaled $336,000 at September 30, 2020 compared to $85,000 at December 31, 2019. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming Assets

(dollars in thousands)

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019

Nonaccrual loans	$5,085	$5,930	$6,250	$7,208	$6,770
Loans past due 90 days and still accruing	336	335	265	85	—
Total nonperforming loans (NPLs)	5,421	6,265	6,515	7,293	6,770
Other real estate owned	563	779	779	278	278
Total nonperforming assets (NPAs)	$5,984	$7,044	$7,294	$7,571	$7,048
NPLs as a percentage of total loans	0.25%	0.29%	0.34%	0.39%	0.37%
NPAs as a percentage of total assets	0.20%	0.24%	0.27%	0.26%	0.29%

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

Table 8 - Troubled Debt Restructurings

(dollars in thousands)

	September 30, 2020	December 31, 2019
Accruing TDRs	$13,350	$11,953
Nonaccruing TDRs	1,030	1,217
Total TDRs	$14,380	$13,170

The gross additional interest income that would have been earned during the three and nine months ended September 30, 2020 had performing TDRs performed in accordance with the original terms is immaterial.

Certain borrowers may be unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof. In the absence of other intervening factors, such short-term modifications made in good faith are not categorized as TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower, which raises doubts as to the ability of such borrower to comply with the loan repayment terms. Potential problem loans totaled $172.6 million and $76.3 million as of September 30, 2020 and December 31, 2019, respectively. As a percentage of total loans, potential problem loans were 8.0% and 4.1% as of September 30, 2020 and December 31, 2019, respectively. The increase was primarily related to downgrades resulting from COVID-19. As a number of potential problem loans are real estate secured, management closely tracks the values of real estate collateral when assessing the collectability of these loans.

Allowance for Credit Losses on Loans and Unfunded Commitments

On January 1, 2020, we adopted ASC 326, which resulted in a day one reduction of $854,000 to the allowance for credit losses on loans offset by an increase of $1.3 million to the allowance for credit losses on unfunded commitments. The allowance for credit losses on loans totaled $18.5 million as of December 31, 2019, was reduced by $854,000 due to ASC 326 adoption, was increased by $16.3 million related to the first nine months of 2020 provision, and ended the third quarter of 2020 at $31.9 million. The allowance for credit losses on unfunded commitments totaled $892,000 at December 31, 2019, was increased by $1.3 million due to ASC 326 adoption, was increased by $704,000 million related to the first nine months of 2020 provision, and ended the quarter at $2.9 million. At September 30, 2020, the combined allowance for credit losses on loans and unfunded commitments was $34.8 million, compared to $19.4 million at December 31, 2019.

The allowance for credit losses was 1.59% of total loans held for investment at September 30, 2020, compared to 1.04% at December 31, 2019. The allowance for credit losses to loans held for investment excluding PPP loans was 1.78% as of September 30, 2020. The increase from December 31, 2019 reflects the impact of COVID-19 on the economic forecast used in the estimation of expected credit losses as well as credit grade downgrades driven by COVID-19.

The base case economic forecast used for the September 30, 2020 calculation was published in early September. Management applied an economic and business conditions qualitative adjustment to the allowance by incorporating an alternative forecast scenario. The alternative forecast scenario was derived from economic conditions experienced during 2008 and 2009, which included a significant recession. Other qualitative adjustments applied by management during the first nine months of 2020 related to the nature and volume of loans, credit concentrations, and competition.

Net charge-offs for the three and nine months ended September 30, 2020 were $347,000 and $2.1 million, respectively. Net charge-offs for the three and nine months ended September 30, 2019 were $519,000 and $1.7 million, respectively. The year to date increase related primarily to charge-offs of two commercial and industrial loan relationships in the second quarter of 2020 totaling $1.5 million. Table 9 provides details concerning the allowance for credit losses on loans during the past five quarters.

Table 9 - Allowance for Credit Losses on Loans (ACL)

(dollars in thousands)

	2020			2019
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for credit losses on loans
Balance at beginning of period	$31,605	$24,896	$18,535	$18,080	$18,186
Adoption of ASU 2016-13	—	—	(854)	—	—
Provision for loan losses	636	8,222	7,409	787	413
Loans charged-off:
Commercial and industrial	(404)	(1,479)	(18)	(344)	(541)
Commercial real estate	—	—	(78)	—	—
Construction and land	—	—	—	—	—
Residential mortgages	—	(36)	—	—	—
Home equity	—	—	(125)	—	—
Consumer	—	—	—	—	(2)
Other	—	—	—	—	—
Total loans charged-off	(404)	(1,515)	(221)	(344)	(543)
Recoveries on loans previously charged-off:
Commercial and industrial	56	1	—	5	17
Commercial real estate	—	—	18	—	—
Construction and land	—	—	—	—	1
Residential mortgages	—	—	1	7	—
Home equity	—	—	—	—	—
Consumer	1	1	8	—	6
Other	—	—	—	—	—
Total recoveries	57	2	27	12	24
Net charge-offs	(347)	(1,513)	(194)	(332)	(519)
Balance at period end	$31,894	$31,605	$24,896	$18,535	$18,080

Allowance for credit losses on unfunded commitments
Balance at beginning of period	$3,480	$2,838	$892	$836	$785
Adoption of ASU 2016-13	—	—	1,275	—	—
Provision for unfunded commitments	(609)	642	671	56	51
Balance at period end	$2,871	$3,480	$2,838	$892	$836

Total allowance for credit losses on loans and unfunded commitments	$34,765	$35,085	$27,734	$19,427	$18,916

Provision for credit losses under CECL
Provision for loan losses	$636	$8,222	$7,409	$787	$413
Provision for securities held-to-maturity credit losses	1	(1)	(6)	—	—
Provision for unfunded commitments (1)	(609)	642	671	—	—
Total provision for credit losses	$28	$8,863	$8,074	$787	$413

Allowance for loan losses on loans to loans held-for-investment (2)	1.46%	1.45%	1.29%	0.99%	0.98%
Allowance for credit losses to loans held-for-investment (2)	1.59%	1.61%	1.43%	1.04%	1.03%
Allowance for credit losses to loans held-for-investment excluding PPP loans (2)	1.78%	1.80%	1.43%	1.04%	1.03%
Net charge-offs to average loans (3)	0.06	0.29	0.04	0.07	0.11
Non-performing loans as a percentage of total loans	0.25%	0.29%	0.34%	0.39%	0.37%
Non-performing assets as a percentage of total assets	0.20%	0.24%	0.27%	0.26%	0.29%

(1)	Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was included in other expense and totaled $56 and $51 for the fourth and third quarters of 2019, respectively.
(2)	The third quarter of 2019 ratios are calculated on a continuing operations basis.
(3)	Annualized.

Investment Securities

Investment securities available-for-sale totaled $260.9 million at September 30, 2020 compared to $282.5 million at December 31, 2019. Held-to-maturity securities, net totaled $185.8 million at September 30, 2020 compared to $117.0 at December 31, 2019. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Held-to-maturity securities are carried at amortized cost net of an allowance for credit losses. As of September 30, 2020, investment securities available-for-sale had a net unrealized gain of $9.0 million compared to a net unrealized gain of $3.2 million as of December 31, 2019. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuate. Management evaluated all available-for-sale securities in an unrealized loss position at December 31, 2019 and September 30, 2020 and concluded no impairment existed at the balance sheet dates.

Changes in the amount of our investment securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from the management of deposits and short-term borrowings exceed loan demand, we invest excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. During the first nine months of 2020, we purchased $69.1 million in held-to-maturity municipal securities to extend the duration of the securities portfolio as well as to reduce the asset sensitivity of the balance sheet.

Details of investment securities at September 30, 2020 and December 31, 2019 are provided in Table 10.

Table 10 - Securities

(dollars in thousands)

	September 30, 2020		December 31, 2019
	Carrying		Amortized
Available-for-Sale Securities	Value	Fair Value	Cost	Fair Value
U.S. states and political divisions	$80,037	$82,566	$81,865	$82,485
Trust preferred securities	4,828	4,590	4,808	4,688
Corporate debt securities	19,533	19,644	19,557	19,920
Residential mortgage-backed securities	113,372	122,377	138,552	140,013
Commercial mortgage-backed securities	34,159	31,707	34,495	35,355
Total available-for-sale	251,929	260,884	279,277	282,461
Held-to-Maturity Securities
U.S. states and political divisions	185,837	196,712	116,972	115,291
Less: allowance for credit losses on securities held-to-maturity	15	—	—	—
Total held-to-maturity	185,822	196,712	116,972	115,291
Total securities	$437,751	$457,596	$396,249	$397,752

The effective duration of our securities was 6.94 years and 6.97 years at September 30, 2020 and December 31, 2019, respectively.

Goodwill and Other Intangible Assets

Our core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. This core deposit intangible was fully amortized in the second quarter of 2019 as a result of the Branch Sale.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. We evaluate our goodwill annually as of October 1, or more frequently if necessary, to determine if any impairment exists. Management concluded that the 2019 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill). Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, our overall financial performance and changes in the composition or carrying amount of net assets. Due to the impact of recent events related to COVID-19, including challenges from declines in market conditions, we performed an interim impairment test as of May 31, 2020 and as of September 30, 2020 and concluded that our carrying value was not in excess of its fair value on either date. We considered the impact of COVID-19 on these factors as of September 30, 2020 and will continue to monitor triggering events related to the pandemic between annual impairment assessments.

LIQUIDITY AND CAPITAL RESOURCES

Deposits

At September 30, 2020, total deposits were $2.5 billion, a decrease of $30.3 million, or 1%, from December 31, 2019. Money market deposits decreased $227.4 million, or 19%, from December 31, 2019 to September 30, 2020 and noninterest-bearing demand deposits increased $19.0 million, or 2%, during the same period. Time deposits increased $152.0 million due to growth in the partnership with a fintech firm that offers CD-secured loans to its customers.

Total average deposits from continuing operations for the quarter ended September 30, 2020 were $2.5 billion, an increase of $522.6 million, or 27%, from the same period in 2019. For the quarter ended September 30, 2020 compared to the same period in 2019, average money market deposits from continuing operations increased $47.0 million, or 5%, while average noninterest-bearing demand deposits from continuing operations increased $216.9 million, or 34%. Average interest-bearing demand deposits (NOW) from continuing operations increased $145.6 million, or 49%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase in average non-interest bearing and average interest-bearing demand deposits reflects continued growth in relationship driven core deposits. Average time deposits increased $133.6 million for the three months ended September 30, 2020 from the third quarter of 2019 due to the aforementioned growth in the partnership with a fintech firm that offers CD-secured loans to its customers. Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits

(dollars in thousands)

						Year To	Year Over
	September 30,	June 30,	March 31,	December 31,	September 30,	Date	Year
Period End Deposits	2020	2020	2020	2019	2019	Change	Change
Non-interest-bearing demand deposits	$843,656	$883,662	$712,919	$824,646	$599,657	$19,010	$243,999
Interest-bearing demand deposits	387,858	449,737	368,463	373,727	240,427	14,131	147,431
Savings	568	583	567	1,219	1,081	(651)	(513)
Money market	945,834	879,863	982,109	1,173,218	921,133	(227,384)	24,701
Time	196,343	131,353	66,793	44,389	30,782	151,954	165,561
Brokered	94,463	62,433	94,268	81,847	61,192	12,616	33,271
Total deposits	$2,468,722	$2,407,631	$2,225,119	$2,499,046	$1,854,272	$(30,324)	$614,450

	2020			2019		Q3 2020 vs	Q3 2020 vs
	Third	Second	First	Fourth	Third	Q2 2020	Q3 2019
Average Deposits	Quarter	Quarter	Quarter	Quarter	Quarter	Change	Change
Non-interest-bearing demand deposits	$854,715	$815,299	$713,001	$718,298	$637,809	$39,416	$216,906
Interest-bearing demand deposits	440,734	462,051	382,178	320,637	295,106	(21,317)	145,628
Savings	586	574	650	1,098	1,085	12	(499)
Money market	942,062	952,444	1,010,713	1,006,449	895,102	(10,382)	46,960
Time	166,019	96,362	55,775	37,388	32,409	69,657	133,610
Brokered	68,102	83,228	92,188	62,757	88,146	(15,126)	(20,044)
Total deposits	$2,472,218	$2,409,958	$2,254,505	$2,146,627	$1,949,657	$62,260	$522,561

Noninterest bearing deposits as a percentage of average deposits	34.6%	33.8%	31.6%	33.5%	32.7%
Cost of interest-bearing deposits	0.28%	0.33%	1.09%	1.36%	1.58%
Cost of deposits	0.19%	0.22%	0.75%	0.90%	1.06%

Short-Term Borrowings

There were no outstanding balances of federal funds purchased at September 30, 2020 and December 31, 2019.

As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. There were no FHLB advances outstanding at September 30, 2020 and December 31, 2019.

Long-Term Debt

On August 20, 2020, Atlantic Capital issued 5.50% fixed-to-floating rate subordinated notes (the “Notes”) totaling $75 million in aggregate principal amount and callable at par plus accrued but unpaid interest on September 1, 2025. The Notes are due September 1, 2030 and bear a fixed rate of interest of 5.50% per year until September 1, 2025. From September 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month SOFR plus 536.3 basis points. The Notes were priced at 100% of their par value and qualify as Tier 2 regulatory capital.

On September 30, 2020, Atlantic Capital redeemed its $50 million 6.25% fixed-to-floating rate subordinated notes due 2025, previously issued on September 28, 2015. The approximately one month overlap of the issuance and redemption of the old and new subordinated debt resulted in $521,000 in additional interest expense during the third quarter of 2020.

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

We aim to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, federal funds lines and other borrowing facilities. We aim to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At September 30, 2020, management believed that we had sufficient liquidity to meet our funding needs.

At September 30, 2020, we had access to $530.0 million in unsecured borrowings and $650.7 million in secured borrowings through various sources, including FHLB advances and access to federal funds. We also have the ability to attract more deposits by increasing rates.

We had $232 million in PPP loans outstanding as of September 30, 2020. The loans were funded from existing sources and will reduce available liquidity until the loans are forgiven or purchased by the SBA or third parties.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity at September 30, 2020 was $340.3 million, an increase of 13.8 million, or 4%, from December 31, 2019. Net income of $12.6 million and an increase of $10.9 million in accumulated other comprehensive income were offset by $12.0 million in repurchases of 820,349 shares of common stock during the first nine months of 2020. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

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

Table 12 - Capital Ratios

(dollars in thousands)

					Regulatory Guidelines
							Minimum Capital
	Consolidated		Bank				Plus Capital
	September 30,	December 31,	September 30,	December 31,		Well	Conservation Buffer
	2020	2019	2020	2019	Minimum	Capitalized	2020
Risk based ratios:
Common equity tier 1 capital	12.5%	12.0%	14.3%	13.8%	4.5%	6.5%	7.0%
Tier 1 Capital	12.5	12.0	14.3	13.8	6.0	8.0	8.5
Total capital	16.9	15.0	15.5	14.6	8.0	10.0	10.5
Leverage ratio	9.9	11.0	11.5	12.7	4.0	5.0	N/A

Common equity tier 1 capital	$291,453	$285,456	$336,277	$327,426
Tier 1 capital	291,453	285,456	336,277	327,426
Total capital	394,735	354,757	365,745	346,854

Risk weighted assets	2,340,295	2,372,001	2,352,137	2,371,384
Quarterly average total assets for leverage ratio	2,944,066	2,589,910	2,934,615	2,585,629

As of September 30, 2020, Atlantic Capital and the Bank remained “well-capitalized” under regulatory guidelines. For more information see “Item 1. Business–Supervision and Regulation–Capital Adequacy” in our 2019 Annual Report on Form 10-K.

Table 13 - Tier 1 Common Equity

(dollars in thousands)

September 30, 2020
Tier 1 capital	$291,453
Less: restricted core capital	—
Tier 1 common equity	$291,453

Risk-adjusted assets	$2,340,295
Tier 1 common equity ratio	12.5%

Off-Balance Sheet Arrangements

We make contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2020, we had issued commitments to extend credit of approximately $764.2 million and standby letters of credit of approximately $19.0 million through various types of commercial lending arrangements.

Based on historical experience, many of the commitments and letters of credit will expire unfunded, although customers may draw down on loans or lines of credit to fund business operations as a result of the COVID-19 pandemic at higher levels than we have previously experienced. Through our various sources of liquidity, we believe we will be able to fund these obligations as they arise. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Contractual Obligations

There have been no significant changes in our contractual obligations at September 30, 2020 compared to December 31, 2019.

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

Table 14 provides the impact on net interest income resulting from various interest rate shock scenarios as of September 30, 2020 and December 31, 2019.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	September 30, 2020	December 31, 2019
‑200	(8.38)%	(17.56)%
‑100	(5.92)	(9.88)
+100	9.54	9.83
+200	19.56	19.24
+300	29.65	28.28

Increases in year-end deposits that led to temporarily high cash balances at December 31, 2019 contributed to the elevated asset sensitivity at December 31, 2019.

We also utilize the market value of equity (“MVE”) as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using MVE sensitivity analysis to study the impact on long-term cash flows on capital. Table 15 presents the MVE profile as of September 30, 2020 and December 31, 2019.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	September 30, 2020	December 31, 2019
‑200	(2.22)%	(6.13)%
‑100	(2.88)	(3.73)
+100	3.26	2.58
+200	6.36	1.71
+300	6.64	0.68

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

ITEM 4.              CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2020, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report under Part I, Item 1A “Risk Factors”, as supplemented by the factors under Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, as filed with the SEC on May 8, 2020 and August 7, 2020, respectively (the “Quarterly Reports”), because these risk factors may affect our operations and financial results.

The risks described in the Annual Report and Quarterly Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          None.

(b)          Not applicable.

(c)          On November 14, 2018, we announced that the Board of Directors authorized an $85 million stock repurchase program. After completing the repurchases pursuant to this authorization during the first quarter of 2020, we announced on March 4, 2020 that the Board of Directors had authorized a new stock repurchase program pursuant to which it may purchase up to $25 million of our issued and outstanding common stock. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on March 4, 2022. Any repurchased shares will constitute authorized but unissued shares. We resumed repurchases in August 2020 as part of our holding company liquidity planning after having paused repurchases in March 2020 in response to the COVID-19 pandemic.

During the three months ended September 30, 2020, we repurchased 401,491 shares under the new stock buyback program for $4.6 million. The following table presents information with respect to repurchases of our common shares during the periods indicated:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
July 1 - 31, 2020	—	$—	—	$23,421,106	(1)
August 1 - 31, 2020	109,232	11.30	109,232	22,191,056
September 1 - 30, 2020	292,259	11.65	292,259	18,801,828
Total	401,491	$11.48	401,491	$18,801,828
(1)	Represents the maximum dollar amount of shares available for repurchase in the $25 million share repurchase program announced March 4, 2020, expiring March 4, 2022.

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
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) the Notes to the Unaudited Consolidated Financial Statements

104

The cover page from Atlantic Capital Bancshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language) (embedded within EX – 101).

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

Date: November 6, 2020