Form 10-K
period 2020-12-31
Atlantic Capital Bancshares, Inc.
filed 2021-03-16
CIK 1461755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $209.1 million based upon the closing sale price as reported on Nasdaq. See Part II, Item 5 of this Annual Report on Form 10-K for additional information.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2021
Common Stock, no par value per share	20,372,507 shares

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its Proxy Statement for its 2021 Annual Meeting of Shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

Atlantic Capital Bancshares, Inc.

Form 10-K

Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

ACL	Allowance for credit losses on loans
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems
Basel IV	Basel Committee's revised Regulatory Capital Framework proposal released in December 2017
BHCA	Bank Holding Company Act of 1956
Branch Sale	2019 sale of 14 branches and the residential mortgage business located in the Tennessee and northwest Georgia markets
BSA	Bank Secrecy Act
CBLR	Community bank leverage ratio
CECL	Current expected credit losses, which are subject to Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
COVID-19	Coronavirus disease
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC FHLB	Federal Deposit Insurance Corporation Federal Home Loan Bank
FICO	Fair Isaac Corporation
First Security	First Security Group, Inc. and FSG Bank, N.A.
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles in the United States
GLBA	Gramm-Leach-Bliley Act
JOBS Act	Jumpstart Our Business Startups Act of 2012
KBW	Keefe, Bruyette & Woods
LGD	Loss given default
LIBOR	The London Interbank Offered Rate
LTIP	Long Term Incentive Plan
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MVE	Market value of equity
Nasdaq	Nasdaq Global Select Market
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
NPL	Nonperforming loan
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	Office of Foreign Asset Control
PD	Probability of default
PPP	Paycheck Protection Program
ROU	Right-of-use

SAR	Stock appreciation right
SBA	Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SETCO	Southeastern Trust Company
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
UDAAP	Unfair, deceptive or abusive acts or practices
UDAP	Unfair or deceptive acts or practices

PART I

ITEM 1.    BUSINESS

RISK FACTOR SUMMARY

Our business involves significant risks and uncertainties that make an investment in us speculative and risky. The following is a summary list of the principal risk factors that could materially adversely affect our business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K.

Risks Related to the Company and its Banking Operations

●	COVID-19 has resulted in a significant global economic downturn which has adversely affected, and is expected to continue to adversely affect, our business and results of operations, and the future impacts of the pandemic on the global economy and our business, results of operations, liquidity and financial condition remain uncertain.
●	We are subject to risks associated with geographic and customer concentration in our lending operations and deposit base, which could negatively impact our asset quality and liquidity, respectively.
●	Our loan portfolio consists largely of commercial real estate and commercial and industrial loans, which carries higher credit risk than other loans that could adversely affect our financial condition and results of operations.
●	Lending to small businesses, franchisees and high-growth businesses may expose us to additional risks.
●	Our SBA lending program is dependent on the federal government and our status as an SBA Preferred Lender, and we face risks associated with originating and selling SBA loans.
●	PPP loan originations may result in a large number of low-yield loans remaining on our consolidated balance sheets.
●	Our growing deposit and processing focused business may expose us to additional risks not associated with the provision of core banking products and services.
●	Regulatory changes related to widely used reference interest rates could adversely affect our revenue, expenses, the value of our loans and other financial instruments, and our interest rate risk.
●	An economic downturn in the commercial loan market, the commercial real estate industry, and/or in our markets generally could adversely affect our financial condition, results of operations or cash flows.
●	Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.
●	Changes in accounting policies or standards could materially affect how we report our financial results and condition.
●	Changes in policies of monetary authorities and government action could materially adversely affect our profitability.
●	Fluctuations in interest rates could reduce our profitability.
●	We are subject to risks in the event of certain borrower defaults, which could have an adverse impact on our liquidity position and results of operations.
●	We may need to rely on the financial markets to provide needed capital.
●	Negative publicity about financial institutions, generally, or about us, specifically, could damage our reputation and adversely impact our liquidity, business operations or financial results.
●	Certain changes in interest rates, inflation, deflation or the financial markets could affect demand for our products and our results of operations and cash flows.
●	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
●	We face strong competition from larger, more established competitors that may inhibit our ability to compete.
●	The soundness of other financial institutions with which we do business could adversely affect us.
●	Environmental liability associated with lending activities could result in losses.
●	We may not be able to retain, attract and motivate qualified individuals.
●	A breach of our operational or security systems, or those of our third-party service providers, could disrupt our business, result in unintentional disclosure or misuse of confidential information, or damage our reputation.
●	Our business is dependent on technology, and an inability to invest in technological improvements or obtain reliable technology and technological support may adversely affect our business, financial condition and results of operations.

●	The value of our goodwill and other intangible assets may decline in the future.
●	We face risks related to potential changes in legislation, including but not limited to, tax law, privacy and information security and anti-money laundering and anti-terrorism, and federal agency leadership, policies, and priorities.
●	As a participating lender in the SBA’s PPP, we are dependent on the federal government’s continuation and support of the program and on our compliance with program requirements.
●	Various regulators periodically examine our business and may require us to remediate adverse examination findings.

Risks Related to Ownership of Our Common Stock

●	Limited trading in our common stock may impact the ability of shareholders to sell their shares and the price of our common stock.
●	We are no longer an “emerging growth company” and are therefore subject to certain increased disclosure and governance requirements.
●	Our stock repurchase program may not enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.
●	A number of factors could cause the price of our common stock to be volatile or to decline.
●	The holders of our subordinated notes have rights that are senior to those of our shareholders.
●	We may borrow funds or issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.
●	Our ability to pay dividends to our shareholders is limited.
●	We may not be able to raise additional capital on terms favorable to us or at all.

Background

Atlantic Capital Bancshares, Inc. (“we,” “us,” “Atlantic Capital,” or the “Company”), a Georgia corporation organized in 2006 and headquartered in Atlanta, Georgia, is the parent of Atlantic Capital Bank, N.A. (the “Bank”). We were founded by a team of senior bankers that recognized a market opportunity to bring large bank expertise and capabilities to small and middle market companies in the Atlanta market. The entrepreneurial spirit that promoted Atlantic Capital to seize the market opportunity is still woven into the Bank’s culture.

In 2015, we became a publicly held company through our acquisition of First Security, a $1.14 billion financial institution headquartered in Chattanooga, Tennessee. In 2019, we completed our exit of the Tennessee and northwest Georgia markets with the sale of 14 branches located in those markets and the residential mortgage banking business associated with those branches. This sale had a positive impact on our financial results, including long-term cost savings, the reallocation of resources to the Atlanta market and in high-growth businesses, improved capital to support our strategic initiatives, and improved profitability.

The advent of the COVID-19 pandemic in 2020 presented unique and unprecedented organizational and economic challenges. Our risk management philosophy served us well during the pandemic. Strong capital levels along with prudent liquidity and risk management allowed us to not only quickly address internal issues, but also help our customers and the communities we serve navigate the pandemic.

In the first half of 2020, we concentrated on providing assistance to our borrowers, including delivering PPP loans. We funded $234 million loans in PPP loans to over 800 borrowers. Every qualified client that applied for a PPP loan with our company received funding. In the latter portion of the year, our clients had modified their business models to operate in the pandemic. We saw a meaningful increase in financings and other activity leading to strong growth in our commercial banking efforts, including commercial real estate. Our fintech and payments business was also very active as these customers were able to continue to grow their businesses during the pandemic.

Our Business Strategy

Our objective is to fuel the prosperity of entrepreneurs and businesses in the markets that we serve.

We are a team of talented, experienced and entrepreneurial bankers focused on serving commercial and not-for-profit enterprises, fintech and other processing companies, commercial real estate developers and individual clients that value high-touch relationships and deep expertise. Atlanta is our hometown and we are here for our Atlanta clients. In addition, our products and service capabilities and our focus on entrepreneurs are effective in targeted businesses nationally where our flexibility and expertise are highly valued and sought after.

We believe our strengths differentiate us from our competitors and allow us to address the financial needs of our clients. We also believe that these clients will present us with opportunities to originate loans and utilize our treasury management expertise. We will continue to focus on maintaining industry diversity in our target client base to mitigate our loan portfolio risk, increase market presence and leverage the broad industry experience of our commercial and business banking teams.

We recognize that the success of our franchise depends upon the success of our bankers. We are focused on hiring and retaining experienced bankers, providing them with the business development and client service tools they need to build and maintain long-term banking relationships through a deep understanding of each client’s business. We also construct client service teams with the range of expertise necessary to provide collaborative and seamless high-touch service across product lines. We are committed to continued investment through recruiting and employee development as well as product innovation, primarily in our core commercial banking business and our deposit-based and payment processing businesses. We continually evaluate our product offerings, and we rely heavily on input from our bankers as we refine our products to provide creative financial solutions tailored to the changing needs of our clients.

To support our strategic initiatives, we focus on maintaining a balance sheet with strong capital levels, high liquidity, and excellent credit quality, which we believe enable us to not only nimbly expand our teams of service providers as hiring opportunities arise, but also to originate larger loans, invest in new business lines, and attract deposits from high transaction volume payments and financial technology businesses.

We regularly evaluate the profitability and viability of our existing lines of business, the strategic advantages associated with investment in the organic development or acquisition of lines of business that better serve our core banking customers, and the termination of under-used or unprofitable lines of business.

Commercial and Not-for-Profit Banking

We offer a full range of commercial and business banking products to fund our Georgia-based clients’ strategic growth, capital expenditures, working capital requirements and strategic corporate finance activities. Our solutions include working capital and equipment loans, loans supported by owner-occupied real estate and strategic financing funded through both revolving lines of credit and term loans. We also offer outstanding cash and treasury management services with exceptional client service.

We focus on banking small businesses with revenues up to $10 million and middle market companies primarily based in Georgia. We also participate in syndicated loans to larger borrowers, generally located in the Southeast. In addition to customary commercial loans, we offer SBA loans and franchise finance loans to small businesses across a wide range of industries in the Southeast and nationally through a dedicated team of bankers with expertise in these specialized forms of lending. We offer SBA loans under the 7a program as well as the 504 program and periodically offer loans guaranteed by the United States Department of Agriculture.

The terms of our commercial, not-for-profit and business banking loans vary by purpose and by the underlying collateral. The vast majority of these loans are secured by assets of the borrower; however, we periodically make unsecured loans to our most creditworthy clients when circumstances support such activity. Loans to support working capital typically have terms not exceeding one year and are usually fully-secured by accounts receivable and inventory, as well as by personal guarantees of the principals or owners of the business. For loans secured by accounts receivable or inventory, the principal balance is repaid as the assets securing the loan are converted into cash. For loans secured with other types of collateral, the principal balance generally amortizes over the term of the loan. The quality of the commercial borrower’s management and its ability to both properly evaluate and respond to changes affecting its business operations and operating environment are significant factors we evaluate with respect to a commercial borrower’s creditworthiness. In addition to analyzing the creditworthiness of franchisee borrowers, we also perform analysis on the franchisors to ensure these franchisees have adequate support from a financially sound franchisor.

Fintech and Payments Businesses

Through our highly experienced Fintech, Payments and Treasury Services teams, we provide an array of high volume payment processing solutions, treasury management and deposit services to companies located throughout the United States.

Our payment technologies and treasury services capabilities are tailored to the needs of clients located across the country in particular industries, such as financial technology, payroll service bureaus and business service clients relying upon high volume funds transfer solutions. Our Fintech and Payments teams assist high transaction volume clients with payment processing through the Automated Clearing House and FedWire systems as well as with transaction compliance, risk monitoring and management. We offer an array of corporate treasury management services designed to improve our clients’ financial efficiency through effective collection and disbursement of funds as well as real time online execution and reporting capabilities.

Commercial Real Estate Finance

Through our commercial real estate team, we offer a full range of treasury management services and a wide variety of loan products, including secured construction loans, secured mini permanent loans and, less frequently, secured or unsecured lines of credit. A large majority of our commercial real estate loan portfolio is secured by a first mortgage security interest in the property financed. Our primary focus is providing loans for our core commercial real estate property types: multifamily (primarily for-rent) housing, office, industrial and retail properties. We occasionally extend unsecured credit to certain commercial real estate clients, which we believe to have exceptional credit quality. The majority of our commercial real estate customers and the largest proportion of our commercial real estate collateral are located in the Atlanta area. We have occasionally extended credit to select clients outside our primary markets, and expect to continue to do so in certain circumstances.

The majority of our commercial real estate loans finance stabilized income producing assets. We also extend loans for construction and development purposes and lines of credit. We seek to actively manage and balance our commercial real estate loan portfolio across various property types and industries to assure appropriate diversification and to manage our exposure to market conditions. We have arranged and participated in syndicated commercial real estate loans to diversify and mitigate our client concentration risk and to support our loan growth goals, and we may continue both in the future.

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

Competition

We face substantial competition in all areas of our operations from a variety of competitors, many of which are larger and may have more financial resources than we do. Such competitors primarily include national and regional banks  within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. In particular, recent consolidations and disruption in our Atlanta market could result in increased competition as both established institutions and new market entrants position themselves to attract new customers and employees. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance agency and underwriting, and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

As of June 30, 2020, according to the FDIC, there were approximately 77 banks and thrifts with operations in metropolitan Atlanta. Large national, super-regional and regional banks may lack the consistency of decision making authority and local focus necessary to provide superior service to our target clients. Conversely, smaller community banks typically lack the sophisticated products, capital and management experience to provide the level of service that our target clients demand. We believe that our product offerings are more robust than those offered by community banks and more tailored to suit our clients’ needs than those offered by large regional and national competitors. In addition, we believe that our collaborative team approach, the decision-making authority vested in our seasoned bankers and our streamlined credit approval process allow us to provide high-touch service at a level not offered by our competitors.

Human Capital Resources

As of December 31, 2020, we employed 201 full-time equivalent individuals. All of our employees are only employees of the Bank. We are not a party to a collective bargaining agreement, and we consider our relations with employees to be good.

Our business strategy relies heavily on professional relationships and the quality of expertise and service provided by our employees. Accordingly, we strive to recruit and retain talented, high-caliber employees who share our values and support our strategic objectives. We offer a comprehensive benefits program to our employees and have designed our compensation programs to attract, retain, and reward employees, mitigate undue risk, and to align with company performance and shareholder value.

Our employment practices are designed to encourage an inclusive, respectful and rewarding workplace, with opportunities for our employees to grow and develop their careers. We provide equal opportunity for all in recruitment, career development, promotion and compensation without regard to age, color, non-disqualifying disability, gender, national origin, race, marital status, veteran status, religion or any other basis that is protected under applicable law. These policies are consistent with, and are an extension of, our existing Code of Business Conduct and Ethics and reflect our commitment to sustainability, diversity and accountability.

We believe that diversity and inclusion are critical to our success and are committed to fostering an environment that encourages diverse viewpoints, backgrounds and experiences. With the support of our management and Board of Directors, we continue to explore additional diversity, equity, inclusion and belonging efforts.

Additional Information

Our principal internet address is www.atlanticcapitalbank.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it as an active link to our website. We provide our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, free of charge on www.atlanticcapitalbank.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Supervision and Regulation

Bank holding companies and national banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to their respective businesses. Supervision, regulation and examination of us by regulatory agencies are intended primarily for the protection of depositors rather than of our shareholders. We cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which our business may be affected by a statute or regulation. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects.

Atlantic Capital Bancshares, Inc.

As a bank holding company, we are subject to regulation under the BHCA, as amended and to the regulation, supervision, and examination by the Federal Reserve.

Acquisitions

The BHCA requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) acquiring all or substantially all of the assets of a bank; and (3) subject to certain exceptions, merging or consolidating with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company engaged in, non-banking activities. This prohibition does not apply to activities listed in the BHCA or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.

The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues, which focuses, in part, on the performance under the CRA.

Change in Bank Control

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and the bank holding company has registered securities under Section 12 of the Exchange Act.

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

Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in additional financial activities. The election must be accompanied by a certification that the Company’s insured depository institution subsidiary is “well capitalized” and “well managed.” Additionally, the CRA rating of each subsidiary bank must be satisfactory or better. We have not elected to be treated as a financial holding company.

Support of Bank Subsidiaries

We are required to act as a source of financial and managerial strength for the Bank and to commit resources to support the Bank. This support may be required at times when it would not be in the best interests of our shareholders or creditors to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.

Atlantic Capital Bank, N.A.

The Bank is chartered by the OCC and thus is subject to regulation, supervision and examination by the OCC.

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

Capital Adequacy

The final rule adopted by the federal banking regulators implementing the capital reforms published by the Basel Committee on Banking Supervision in Basel III established prompt corrective action requirements for all banks and includes a CET1 risk-based capital measure. CET1 consists of common stock and paid in capital and retained earnings. CET1 is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items specified in the Basel III capital rules. The capital rules also provide for a number of adjustments to CET1. These include the requirement that mortgage servicing rights, certain deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent such items exceed 10% of CET1 individually or 15% of CET1 in the aggregate.

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

Under the final rule, certain banking organizations, including the Company and the Bank, are permitted to make a one-time election to continue the current treatment of excluding from regulatory capital most AOCI components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit post-retirement plans. Institutions that elect to exclude most AOCI components from regulatory capital under Basel III will be able to avoid volatility that would otherwise be caused by things such as the impact of fluctuations in interest rates on the fair value of available-for-sale debt securities. The Company and the Bank elected to exclude AOCI components from regulatory capital under Basel III.

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

On October 29, 2019, the federal banking regulators adopted a final rule, which was effective as of January 1, 2020, to simplify the regulatory capital requirements for certain community banks and holding companies that opt into the CBLR framework. In order to be eligible to opt in to the CBLR framework, an institution must have less than $10 billion in average consolidated assets and a leverage ratio of at least 9.0%, and meet certain other asset-related requirements. If the election is made, the institution would be considered to have satisfied the capital requirements of Basel III adopted by the federal banking regulators, and would be able to satisfy the regulatory capital requirements by calculating and reporting a single leverage ratio, reducing the time associated with risk-weighting assets for capital ratio reporting purposes. An eligible institution may opt in to the CBLR framework in connection with any regulatory financial report, and may opt out of the CBLR framework at any time by completing the Basel III capital ratio calculations in connection with any regulatory financial report. The rule establishes a two-quarter grace period for institutions whose leverage ratio falls below 9.0% but remains above 8.0%. The Company and the Bank have not opted in to the CBLR framework.

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

The FDI Act requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements as set forth above. Generally, a receiver or conservator for a bank that is “critically undercapitalized” must be appointed within specific time frames. The regulations also provide that a capital restoration plan must be filed within 45 days of the date a bank is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a bank required to submit a capital restoration plan must guarantee the lesser of (i) an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by regulator, or (ii) the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the bank is notified that it has maintained adequately capitalized status for specified time periods. Additional measures with respect to undercapitalized institutions include a prohibition on capital distributions, growth limits and restrictions on activities.

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

As of December 31, 2020, the Bank had capital levels that qualify as “well capitalized” and that meet the “capital conservation buffer” requirements under applicable regulations.

For further detail on capital and capital ratios, see the discussion under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 17 – Regulatory Matters, to the consolidated financial statements.

FDIC Insurance Assessments

The FDIC, through the DIF, insures the deposits of the Bank up to prescribed limits for each depositor (currently, $250,000 per depositor). The assessment paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. The deposit insurance assessment is calculated on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period as opposed to solely bank deposits at an institution. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessments during 2020, 2019, and 2018 were $629,000, $275,000, and $745,000, respectively.

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

Interstate Banking and Branching

The Dodd-Frank Act relaxed previous restrictions on interstate branching and national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The FDIA requires that the OCC review (1) any merger with an insured bank into a national bank, or (2) any establishment of branches by an insured bank.  See “—Bank Merger Act.”

Loans to Directors, Executive Officers and Principal Shareholders

The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act. These statutes and regulations impose specific limits on the amount of loans that the Bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans the Bank makes to directors and other insiders must satisfy the following requirements:

●the loans must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Bank;
●the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Bank; and
●the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank.

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

The GLBA made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest examination.  In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. Subsequently, in December 2019, the OCC and FDIC issued a notice of proposed rulemaking intended to update and modernize the CRA's implementing regulations. On

May 20, 2020, the OCC finalized its rule while the FDIC, which had joined the OCC’s proposed rulemaking, did not proceed with a final rule. The Federal Reserve, which did not join the OCC and FDIC’s proposal, in October 2020 put forth its own advance notice of proposed rulemaking focused on CRA modernization. We will continue to evaluate the impact of any changes to the regulations implementing the CRA. In late 2020, the OCC approved the our CRA strategic plan, which covers 2021 and 2022 and will be a basis for subsequent CRA examinations. In its last CRA examination, the Bank received a “Satisfactory” rating.

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

In addition, the Dodd-Frank Act created the CFPB, which has broad rulemaking and enforcement authority, with respect to a wide range of consumer financial laws, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The CFPB has the authority to investigate potential violations of consumer protection laws, issue cease-and-desist orders, and institute civil proceedings in order to impose civil money penalties or injunctions.

Technology Risk Management and Consumer Privacy

Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology. Under Section 501 of the GLBA, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information, as well as processes to enable recovery of data and business operations, rebuild network capabilities and restore data.

Under the GLBA, a financial institution must also provide its customers with a notice of privacy policies and practices and may not disclose nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. All banks are also required to develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

In addition, on December 18, 2020, the federal banking regulators proposed a new cybersecurity-related notification rule that would require banking organizations, including the Company and the Bank, to notify their primary federal regulator promptly of the occurrence of certain significant computer-security incidents. The proposed rule would also impose requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements.

UDAP and UDAAP

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

Anti-Terrorism and Anti-Money Laundering Reporting

Under the BSA, financial institutions are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an AML law. Several AML statutes, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. Under the USA PATRIOT Act, financial institutions are also required to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

●	the development of internal policies, procedures, and controls;
●	the collection of information regarding, and the verification of the identity of, customers opening new accounts;
●	ongoing customer due diligence;
●	the designation of a compliance officer;
●	an ongoing employee training program; and
●	an independent audit function to test the programs.

In addition, under the USA PATRIOT Act, the U.S. Department of the Treasury, has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the GLBA that are discussed below. Finally, under the regulations of OFAC, we are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

Response to COVID-19

As the pandemic affected all areas of economic and social life, we responded with measures to protect the health of our community, customers and employees. We implemented work-from-home initiatives for employees when possible and ceased non-essential business related travel.

Additionally, we have taken the following steps to assist customers during these challenging times, consistent with sound banking practice:

●	funding loans for business borrowers through the PPP with $192.2 million outstanding as of December 31, 2020;

●	evaluating business segments in our market areas to identify areas of need and focusing our assessment and management of portfolio risk;
●	communicating with customers to assess developing credit situations and needs assessment; and
●	offering payment deferrals to existing customers with a streamlined loan modification process when appropriate.

Annual Disclosure Statement

This Annual Report on Form 10-K also serves as the annual disclosure statement of Atlantic Capital pursuant to Part 350 of the FDIC’s rules and regulations. This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

ITEM 1A.    RISK FACTORS

Risks Related to the Company and its Banking Operations

The COVID-19 pandemic has resulted in significant global economic downturn which has adversely affected, and is expected to continue to adversely affect, our business and results of operations, and the future impacts of the COVID-19 pandemic on the global economy and our business, results of operations, liquidity and financial condition remain uncertain.

The COVID-19 pandemic has created significant disruptions to the economy and continues to cause economic disruption both worldwide and in the markets we operate, as well as a destabilization effect on financial markets. The ultimate impacts of the COVID-19 pandemic are uncertain and could have a material adverse effect on our business, financial condition, liquidity and results of operations. Our business is dependent upon the ability of our customers to conduct banking and other financial transactions, including the payment of loan obligations. The COVID-19 pandemic has and continues to disrupt the business, activities, and operations of our customers, which may cause a decline in demand for our products and services which may, in turn, result in a significant decrease in our business, negatively impacting our liquidity position and financial results.

In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including implementing work-from-home initiatives for employees when possible and ceasing non-essential business-related travel. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. We cannot predict the level of disruption which will occur going forward to our employee’s ability to provide customer support and service. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services, which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

The extent of these impacts will depend on future developments, including among others, governmental, regulatory and private sector actions and responses, new information that may emerge concerning the severity of COVID-19, and actions taken to contain or prevent further spread, each of which are highly uncertain and cannot be predicted. Moreover, although multiple COVID-19 vaccines have received regulatory approval and currently are being distributed to certain at-risk populations, it is too early to know how quickly these vaccines can be distributed to the broader population and how effective they will be in mitigating the adverse social and economic effects of the pandemic. Further, variant strains of the COVID-19 virus have appeared, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

We are subject to risks associated with geographic and customer concentration in our lending operations, which could negatively impact our asset quality.

A majority our loan portfolio involves borrowers or collateral located in the Atlanta metropolitan area, and our business strategy is to continue to focus on commercial customers located in the Atlanta metropolitan area. Our relatively small geographic footprint limits our ability to diversify macro-economic risk, so we are less able to spread the risk of unfavorable local economic conditions than larger financial institutions. Accordingly, in the event of adverse changes affecting the Atlanta market generally, or affecting Atlanta to a greater degree than a broader regional or national market as a whole, we will be exposed to risks related to increases in loan delinquencies among Atlanta-based borrowers, increases in problem assets and foreclosures, decreases in the demand for our products and services, decreases in the value of collateral for loans, especially real estate, located in Atlanta, and related decreases in customers’ borrowing power. In addition, because of our commercial lending focus, we may be dependent on a smaller number of larger loan relationships, in which case our credit quality would be disproportionately impacted by deterioration of one or more large individual credit exposures. Adverse changes in the Atlanta market or impacting large loan relationships could require us to record increased allowance for loan losses, restructure loans or foreclose on and sell collateral. Even an increased allowance may be inadequate to cover loan losses, the terms of restructured loans may contain terms less favorable to us, borrowers under restructured loans may continue to be delinquent, and we may not be able to sell foreclosed collateral on favorable terms, any of which would cause us to suffer credit losses. In addition, a significant increase in classified assets or credit losses could result in our regulators imposing restrictions on our operations, which could limit our ability to execute our business strategy. Any of these occurrences would have a material adverse effect on our financial condition and results of operations.

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

We offer commercial real estate and commercial and industrial loans, and as of December 31, 2020, we had $909.1million of commercial real estate loans and $952.8 million of commercial and industrial loans outstanding, representing 40% and 42%, respectively, of our total loan portfolio. These types of loans have historically driven the growth in our loan portfolio, and we intend to continue our lending efforts for commercial real estate and commercial and industrial products.

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

We offer land acquisition and development and construction loans for builders and developers, and as of December 31, 2020, we had $145.6 million in such loans outstanding, representing 6% of total loans outstanding. Similar to commercial and industrial and commercial real estate loans, land acquisition and development and construction loans are riskier than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting and project risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with rental or sale of the completed projects. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing or that renters cannot afford rents at the projects, product design risk, and risks posed by competing projects.

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

We have originated a significant number of loans under the Small Business Administration’s Paycheck Protection Program, which may result in a large number of such loans remaining on our consolidated balance sheets at a very low yield for an extended period of time.

The SBA PPP, originally established under the CARES Act and extended under the Economic Aid Act, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of two years for loans originated prior to June 5, 2020 and five years for loans originated on or after June 5, 2020.

Under the SBA’s PPP, such loans may be forgiven if the borrowers meet certain requirements with respect to their employees and payroll and the use of the loan proceeds. The initial phase of the PPP was extended multiple times by Congress and eventually expired on August 8, 2020. On January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, business with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.

As of December 31, 2020, we had PPP loans with outstanding balances of $192.2 million. Due to the short timeframe between the passing of the CARES Act and the beginning of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP. Because of this, the loans under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guarantee by SBA may not be honored. Additionally, because the loan forgiveness requires the borrower to meet certain criteria for the use of the proceeds after the loan is originated, there is a risk the borrowers may not qualify for the loan forgiveness due to the borrower’s conduct after the loan origination. Further, although the SBA has recently streamlined the loan forgiveness process for loans $50,000 or less, it has taken longer than initially anticipated for the SBA to finalize the forgiveness processes. On January 19, 2021, the SBA increased the streamlined loan forgiveness process to loans $150,000 or less. Thus, absent regulatory relief, extended forbearance waiting times due to SBA-related delays are likely. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. Additionally, the PPP loans are not secured by an interest in a borrower's assets or otherwise backed by personal guarantees. We will continue to face increased operational demands and pressures as we monitor and service our book of PPP loans, process applications for loan forgiveness and pursue recourse under the SBA guarantees and against borrowers for PPP loan defaults.

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

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. Although alternative reference rates have been proposed, the scope of acceptance of any such reference rate and the impact on calculated rates, pricing and the ability to manage risk, including through derivatives, remain uncertain. We have a significant number of floating rate obligations, loans, deposits, derivatives and other financial instruments that are directly or indirectly dependent on LIBOR. If LIBOR ceases to exist, if the methods of calculating LIBOR change from current methods or if we are required to utilize alternative reference rates, interest rates on, and revenue and expenses associated with, those financial instruments may be adversely affected. Additionally, timing differences and different definitions of any new benchmark could create mismatches which would negatively impact interest income, interest rate risk management and liquidity.

On November 30, 2020 the administrator of LIBOR announced it will consult on its intention to cease publication of the one-week and two-month settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the FRB, the Alternative Reference Rate Committee, has selected SOFR as its recommended alternative to U.S. dollar LIBOR.

The U.S. federal banking agencies issued a statement in November 2020 encouraging banks to transition away from U.S. dollar LIBOR as soon as practicable and to stop entering into new contracts that use U.S. dollar LIBOR by December 31, 2021. SOFR or other alternative reference rates may perform differently than LIBOR in response to changing market conditions. For example, SOFR could experience greater decreases during times of economic stress, which could require us to lend at lower rates at times when our borrowing costs are increasing.

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

If the communities in which the Bank operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. The economic disruption caused by the COVID-19 pandemic has resulted in an increase in delinquencies and loans on non-accrual status across all of our loan portfolios, particularly our commercial loan portfolio and commercial real estate portfolio, as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. As of December 31, 2020, our commercial loan portfolio includes $204.7 of outstanding balances, representing 9% of total loans, to borrowers in key industries which may see elevated risk as a result of the current economic conditions due to the COVID-19 pandemic.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses that represents management’s best estimate of expected credit losses within the existing portfolio of loans. The allowance for loan losses and our methodology for calculating the allowance are fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2020 under “Allowance for Loan Losses,” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Allowance for Loan Losses” section. In general, an increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our capital, financial condition and results of operations.

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

For example, the FASB’s CECL accounting standard became effective on January 1, 2020 and substantially changed the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard removes the existing “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts.

In March 2020, the federal banking agencies released an interim final rule, subsequently adopted as a final rule in August 2020, which allows an addback to regulatory capital for the impacts of CECL for a two-year period and at the end of the two years the impact is then phased in over the following three years. Under the rule, during 2020 and 2021, the adjustment to CET1 capital reflects the change in retained earnings upon initial adoption of CECL on January 1, 2020, plus 25% of the increase in the allowance for credit losses since January 1, 2020. Then beginning January 2022, the impact is phased in over the following three years. We did not elect to apply this phase-in.

The adoption of CECL may also impact our ongoing earnings, perhaps materially, due in part to changes in loan portfolio composition, changes in credit metrics, and changes in the macroeconomic forecast. Our ability to accurately forecast the future economic environment could result in volatility in the provision as a result of the new accounting standard. See Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements of this Annual Report on Form 10-K for disclosure on the impact to the allowance at adoption.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform to GAAP, and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings and our financial condition could be negatively impacted to the extent the information furnished to us by and on behalf of borrowers is not correct or complete or is noncompliant with GAAP.

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

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of certain borrower defaults, which could adversely affect our liquidity position, results of operations, and financial condition. Prior to the exit of our mortgage banking business in connection with the Branch Sale, when we sold mortgage loans, we were required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which the loans were originated. In the event of a breach of any of the representations and warranties related to a loan sold, we could be liable for damages to the investor up to and including a “make whole” demand that involves, at the investor’s option, either reimbursing the investor for actual losses incurred on the loan or repurchasing the loan in full. Our maximum exposure to credit loss in the event of a make whole loan repurchase claim would be the unpaid principal balance of the loan to be repurchased along with any premium paid by the investor when the loan was purchased and other collection cost reimbursements. If repurchase demands increase, our liquidity position, results of operations, and financial condition could be adversely affected.

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

Certain events that are beyond our control, such as an overall economic downturn, public health emergency (such as the coronavirus pandemic), terrorist attack, political crisis, economic policies (such as trade restrictions, trade agreements and tariffs), extreme weather, or natural disaster, whether occurring in our markets or globally, could adversely impact our customers and therefore our operations and profitability. For example, our construction and development borrowers could be impacted by shortages or price increases of building materials, our commercial and industrial borrowers could be impacted by reduced demand for their products or by interruptions in global, national or regional supply chains critical to their operations, and our local retail borrowers could be impacted by reduced foot traffic. In addition, our partners who provide certain services related to our financial technology, payment processing and treasury management services may have national or global operations that expose them to the impact of such events occurring outside of our market area. Any negative impact on our customers or our partners could result in interruption in delivery of our services, reduced demand for our products and services, increased loan delinquencies, declines in the value of collateral, and decreases in the levels and duration of customer deposits. Furthermore, because our customers and the collateral securing our loans are concentrated in the Atlanta metropolitan area, any event that is specific to Atlanta or the southeastern United States, or that has a disparate impact on our market areas, may affect us and our profitability to a greater degree than our more geographically diversified competitors. The impact of any of these events on our customers or on us directly would negatively affect our financial condition and results of operations.

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

As of December 31, 2020, we had $22.7 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

The Bank faces risks related to the adoption of future legislation and potential changes in federal agency leadership, policies, and priorities.

The level of regulatory scrutiny that we are subject to may fluctuate over time, based on numerous factors, including as a result of the new U.S. presidential administration and Democratic majority in Congress. The prospects for the enactment of banking reform legislation under the new Congress are unclear at this time. The turnover of the presidential administration has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, the Commodity Futures Trading Commission, the SEC, and the Treasury Department. In addition, the Federal Reserve and the FDIC Board of Directors may experience significant turnover within the next year to two years. These changes could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies.

As Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes, our business could  be affected in substantial and unpredictable ways. Material changes in regulation and requirements imposed on financial institutions, such as the Dodd-Frank Act and the Basel III Capital Rules, could result in additional costs, impose more stringent capital, liquidity and leverage requirements, limit the types of financial services and products we may offer and increase the ability of non-bank financial services providers to offer competing financial services and products, among other things. Such changes could result in new regulatory obligations which could prove difficult, expensive or competitively impractical to comply with if not equally imposed upon non-bank financial services providers with whom we compete.

As a participating lender in the SBA’s PPP, we are dependent on the federal government’s continuation and support of the program and on our compliance with their requirements.

Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19, including the SBA’s PPP.  We participated as a lender in the PPP, providing $234 million in loans to over 800 customers. As of December 31, 2020, we had PPP loans with outstanding balances of $192.2 million.

We understand that PPP loans are fully guaranteed by the SBA and believe the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part.  Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency.

Due to the short timeframe between the passing of the CARES Act and the beginning of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP. Several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans and our PPP process. Any such litigation filed against the Company or the Bank may be costly, regardless of the outcome, and result in significant financial liability or adversely affect our reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017, represented a significant overhaul of the U.S. federal tax code. This tax legislation, and additional rules and regulations that have been promulgated since then, significantly changed the federal income tax landscape. Although, the legislation reduced the U.S. statutory corporate tax rate to 21% and made other changes that have favorably impacted our overall U.S. federal tax liability, it also included a number of provisions that have and will continue to negatively impact our overall U.S. federal tax liability, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances). The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. Additional guidance is expected to continue to be issued by the Internal Revenue Service, the Department of Treasury, or other governing bodies that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions. Additionally, there is no assurance that the current or anticipated benefits of the Tax Cuts and Jobs Act of 2017 will be realized in future periods. Any tax benefits could be repealed as a result of future political or regulatory actions, including as a result of changes proposed by the new U.S. presidential administration. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

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

We are subject to the regulations of the SEC, the OCC, the Federal Reserve, and the FDIC. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products or execute existing or planned business strategies or could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, and damage to our reputation and brand. Such regulation includes various privacy, information security and data protection laws, including requirements concerning security breach notification, and anti-money laundering and anti-terrorism financing laws and regulations.

For example, certain of our business is subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA:

●	imposes certain limitations on the ability of financial institutions to share consumers’ nonpublic personal information with nonaffiliated third parties;
●	requires that financial institutions provide certain disclosures to consumers about their information collection, sharing and security practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions); and
●	requires financial institutions to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of customer information processed by the financial institution as well as plans for responding to data security breaches.

Moreover, various United States federal regulatory agencies, states and foreign jurisdictions have enacted data security breach notification requirements with varying levels of individual, consumer, regulatory and/or law enforcement notification in certain circumstances in the event of a security breach.

We also maintain an enterprise-wide program designed to enable us to comply with applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT ACT. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls include procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary.

Compliance with current or future regulations to which we are subject, including but not limited to regulations related to privacy, information security and data protection laws and anti-money laundering and anti-terrorism financing,  could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. Changing regulations could also increase our costs of compliance and business operations and could reduce income from certain business initiatives, or, if we fail to comply, result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, and damage to our reputation and brand.

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

We are no longer an “emerging growth company” and are therefore subject to the auditor attestation requirement in the assessment of our internal controls over financial reporting and certain other increased disclosure and governance requirements.

As of January 1, 2021, we lost our status as an “emerging growth company,” as defined in the JOBS Act. As a result, we are no longer able to take advantage of certain exemptions from various reporting requirements. Therefore, we are now subject to certain requirements that apply to other public companies that did not previously apply to us, due to our previous status as an emerging growth company. These requirements include:

●	compliance with the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;
●	compliance with any new rules that may be adopted by the Public Company Accounting Oversight Board;
●	compliance with any new or revised financial accounting standards applicable to public companies without an extended transition period;
●	full disclosure regarding executive compensation required of larger public companies; and
●	compliance with the requirement of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved.

Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation, and adversely affect our business, results of operations, or financial condition. In particular, if our independent registered public accounting firm is not able to render the required attestation, it could result in a loss of investor confidence in the accuracy, reliability, and completeness of our financial reports. With the loss of “emerging growth company” status, we expect to incur significant costs as a result of complying with additional compliance and reporting requirements, and our management and other personnel will need to devote a substantial amount of time to ensure that we comply with additional reporting requirements. Such initiatives and requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

Our stock repurchase program may not enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

In March 2020, our Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock and terminated the previous program, which was substantially completed in the first quarter of 2020. During the year ended December 31, 2020, the Company repurchased $23.5 million, or 1,643,124 shares of common stock, of which 1,338,858 shares totaling $17.7 million were purchased under the new stock buyback program. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, available cash, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which impacts our ability to pursue possible future strategic opportunities and acquisitions, support our operations, invest in securities and pay dividends and could result in lower overall returns on our cash balances. Stock repurchases may not enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

A number of factors could cause the price of our common stock to be volatile or to decline.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●actual or anticipated quarterly fluctuations in our operating results and financial condition;
●changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other financial institutions;
●failure to meet analysts’ revenue or earnings estimates;
●speculation in the press or investment community;
●strategic actions by us or our competitors, such as acquisitions or restructurings;
●actions by institutional shareholders;
●fluctuations in the stock price and operating results of our competitors;
●general market conditions and, in particular, developments related to market conditions for the financial services industry;
●proposed or adopted regulatory changes or developments;
●anticipated or pending investigations, proceedings or litigation that involve or affect us or the financial services industry; or
●domestic and international economic factors unrelated to our performance.

The holders of our subordinated notes have rights that are senior to those of our shareholders.

As of December 31, 2020, we had $75.0 million of subordinated notes outstanding. The subordinated notes are senior to shares of our common stock. As a result, we must make payments on the subordinated notes before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution, or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made to the holders of the common stock. Our ability to pay future distributions depends upon the earnings of the Bank and the issuance of dividends from the Bank to the Company, which may be inadequate to service the obligations.

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

Our primary source of cash is dividends we receive from the Bank. Therefore, our ability to pay dividends to our shareholders depends on the Bank’s ability to pay dividends to us. Atlantic Capital has not historically paid dividends to shareholders and did not pay dividends in 2020, 2019 and 2018. Additionally, banks and bank holding companies are subject to significant regulatory restrictions on the payment of cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition, regulatory requirements and other factors that the boards of directors of the Company and the Bank consider relevant.

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

We believe that our banking offices are in good condition and are suitable to our needs. We are not aware of any environmental problems with the properties that we lease that would be material, either individually, or in the aggregate, to our operations or financial condition.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq trading under the symbol “ACBI.”

Holders

At February 22, 2021, there were 406 record shareholders. We estimate the number of beneficial shareholders to be much higher as many of our shares are held by brokers or dealers for their customers in street name.

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

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on Atlantic Capital’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index, the KBW NASDAQ Bank Index and the KBW NASDAQ Regional Bank Index, commencing November 2, 2015 (when our shares began trading) and ending on December 31, 2020.

Atlantic Capital Bancshares, Inc.
Total Return Performance
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Atlantic Captial Bancshares, Inc.
NASDAQ Composite Index
KBW NASDAQ Bank Index
KBW NASDAQ Regional Bank Index

Issuer Repurchases of Equity Securities

During the first quarter of 2020, the Company completed the $85.0 million stock repurchase program authorized by the Board of Directors on November 14, 2018. On March 4, 2020, the Board of Directors authorized a new stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through openmarket purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will constitute authorized but unissued shares. During the year ended December 31, 2020, the Company repurchased 1,643,142 shares totaling $23.5 million, of which 1,338,858 shares totaling $17.7 million were purchased under the new stock buyback program with the remaining shares purchased under the previous program. The Company initially paused repurchases in March 2020 as part of its holding company liquidity planning in response to the pandemic and resumed repurchases in August 2020.

During the year ended December 31, 2020, the Company repurchased $23.5 million, or 1,643,124 shares of common stock. The following table presents information with respect to repurchases of our common shares during the periods indicated:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs (1)
October 1 - 31, 2020	426,640	$14.37	426,640	$13,224,215
November 1 - 30, 2020	173,537	15.20	173,537	10,678,875
December 1 - 31, 2020	222,598	15.34	222,598	7,297,766
Total	822,775	$15.27	822,775	$7,297,766

(1)	Represents the maximum dollar amount of shares available for repurchase in the $25 million share repurchase program announced March 4, 2020, expiring March 4, 2022.

ITEM 6.   SELECTED FINANCIAL DATA

ATLANTIC CAPITAL BANCSHARES, INC.

	For the Year Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018	2017	2016
INCOME SUMMARY (1)
Interest income	$98,996	$105,847	$94,760	$75,818	$63,273
Interest expense	12,023	24,983	18,513	12,986	9,554
Net interest income	86,973	80,864	76,247	62,832	53,719
Provision for credit losses	17,446	2,712	1,946	3,218	3,816
Net interest income after provision for credit losses	69,527	78,152	74,301	59,614	49,903
Noninterest income	10,285	10,725	10,047	12,179	11,981
Noninterest expense	52,659	53,108	49,991	52,834	50,099
Income from continuing operations before income taxes	27,153	35,769	34,357	18,959	11,785
Income tax expense	4,613	7,611	6,307	23,715	4,221
Net income (loss) from continuing operations	22,540	28,158	28,050	(4,756)	7,564
Income from discontinued operations, net of tax	—	21,697	482	1,030	5,831
Net income (loss)	$22,540	$49,855	$28,532	$(3,726)	$13,395

PER SHARE DATA
Diluted earnings (loss) per share - continuing operations	$1.05	$1.20	$1.07	$(0.19)	$0.30
Diluted earnings per share - discontinued operations	—	0.92	0.02	0.04	0.23
Diluted earnings (loss) per share	1.05	2.12	1.09	(0.15)	0.53
Book value per share	16.60	15.01	12.80	11.99	12.10
Dividends declared	—	—	—	—	—

PERFORMANCE MEASURES
Return on average equity	6.67%	15.10%	9.05%	(1.17)%	4.44%
Return on average assets	0.76	1.93	1.03	(0.14)	0.49
Taxable equivalent net interest margin - continuing operations	3.16	3.58	3.50	3.07	2.76
Taxable equivalent net interest margin excluding PPP loans	3.18	3.58	3.50	3.07	2.76
Efficiency ratio - continuing operations	54.14	57.99	57.93	70.44	76.25
Average loans to average deposits	84.11	95.94	88.33	90.18	92.52

CAPITAL
Average equity to average assets	11.33%	12.77%	11.34%	11.72%	11.13%
Leverage ratio	8.9	11.0	14.2	14.1	13.3
Total risk based capital ratio	16.1	15.0	10.0	9.7	9.1

SHARES OUTSTANDING
Number of common shares outstanding - basic	20,394,912	21,751,026	25,290,419	25,712,909	25,093,135
Number of common shares outstanding - diluted	20,492,542	21,974,959	25,455,136	26,172,990	25,866,563
Average number of common shares - basic	21,342,086	23,315,562	25,947,038	25,592,731	24,763,522
Average number of common shares - diluted	21,427,722	23,478,001	26,111,755	25,822,085	25,186,680

ASSET QUALITY
Allowance for credit losses on loans to loans held for investment(2)	1.55%	1.04%	1.07%	1.05%	1.07%
Net charge-offs to average loans	0.11	0.11	0.02	0.23	0.11
Non-performing assets to total assets	0.13	0.26	0.20	0.14	0.13

AVERAGE BALANCES
Total loans	$2,105,930	$1,769,613	$1,977,014	$1,936,109	$1,986,482
Investment securities	456,422	372,556	455,099	447,775	357,054
Total assets	2,982,222	2,586,428	2,780,571	2,719,658	2,709,138
Deposits	2,503,703	1,844,553	2,238,292	2,146,852	2,146,984
Shareholders’ equity	337,879	330,216	315,253	318,805	301,443

AT PERIOD END
Total loans	$2,249,036	$1,873,894	$2,106,992	$1,935,326	$2,016,549
Investment securities	535,579	399,433	402,486	449,117	347,705
Total assets	3,615,617	2,910,379	2,955,440	2,891,421	2,727,543
Deposits	3,161,508	2,499,046	2,537,943	2,450,665	2,237,580
Shareholders’ equity	338,586	326,495	323,653	308,425	303,658

(1)	On April 5, 2019, Atlantic Capital completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The mortgage business and branches sold to FirstBank are reported as discontinued operations.
(2)	The December 31, 2018 and 2019 ratios are calculated on a continuing operations basis. Prior period ratios have not been retrospectively adjusted for the impact of discontinued operations.

Non-GAAP Financial Measures

Statements included in this annual report include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Our management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) loan yield excluding PPP loans; (iv) taxable equivalent net interest margin; (v) taxable equivalent net interest margin excluding PPP loans; (vi) taxable equivalent income tax expense; (vii) allowance for credit losses to loans held for investment excluding PPP loans; (viii) operating net income; (ix) operating diluted earnings per share; (x) earnings before provision for credit losses and income taxes; and (xi) interest income on investment securities.

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

Non-GAAP Performance Measures Reconciliation

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Operating net income reconciliation
Net income (loss) - GAAP	$22,540	$49,855	$28,532	$(3,726)	$13,395
Merger related expenses, net of income tax	—	—	—	—	1,685
Divestiture expenses, net of income tax	—	—	—	—	187
Gain on sale of branches, net of income tax	—	—	—	—	(2,385)
Revaluation of net deferred tax asset	—	—	—	17,398	—
Operating net income	$22,540	$49,855	$28,532	$13,672	$12,882

Operating diluted earnings per share reconciliation
Diluted earnings (loss) per share - GAAP	$1.05	$2.12	$1.09	$(0.15)	$0.53
Merger related expenses	—	—	—	—	0.06
Net gain on sale of branches	—	—	—	—	(0.08)
Revaluation of net deferred tax asset	—	—	—	0.68	—
Diluted earnings per share - operating	$1.05	$2.12	$1.09	$0.53	$0.51

Interest income on investment securities reconciliation
Interest income on investment securities - GAAP	$11,683	$9,559	$10,912	$9,181	$5,698
Taxable equivalent adjustment	1,478	459	395	906	484
Interest income on investment securities - taxable equivalent	$13,161	$10,018	$11,307	$10,087	$6,182

Taxable equivalent interest income reconciliation
Interest income - GAAP	$98,996	$105,847	$94,760	$75,818	$63,273
Taxable equivalent adjustment	1,478	459	395	906	484
Interest income - taxable equivalent	$100,474	$106,306	$95,155	$76,724	$63,757

Loan yield excluding PPP loans - continuing operations
Loan yield - GAAP - continuing operations	4.06%	5.26%	5.01%	4.27%	3.79%
Impact of PPP loans	0.10	—	—	—	—
Loan yield excluding PPP loans - continuing operations	4.16%	5.26%	5.01%	4.27%	3.79%

Taxable equivalent net interest income reconciliation - continuing operations
Net interest income - GAAP	$86,973	$80,864	$76,247	$62,832	$53,719
Taxable equivalent adjustment	1,478	459	395	906	484
Net interest income - taxable equivalent - continuing operations	$88,451	$81,323	$76,642	$63,738	$54,203

Taxable equivalent net interest margin reconciliation - continuing operations
Net interest margin - GAAP - continuing operations	3.11%	3.52%	3.48%	3.03%	2.74%
Impact of taxable equivalent adjustment	0.05	0.06	0.02	0.04	0.02
Net interest margin - taxable equivalent - continuing operations	3.16%	3.58%	3.50%	3.07%	2.76%

Taxable equivalent net interest margin excluding PPP loans reconciliation
Net interest margin - GAAP	3.11%	3.52%	3.48%	3.03%	2.74%
Impact of PPP loans	0.07	—	—	—	—
Net interest margin - taxable equivalent excluding PPP loans	3.18%	3.52%	3.48%	3.03%	2.74%

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$4,613	$7,611	$6,307	$23,715	$4,221
Taxable equivalent adjustment	1,478	459	395	906	484
Income tax expense	$6,091	$8,070	$6,702	$24,621	$4,705

Earnings before provision for credit losses and income taxes
Net income from continuing operations before provision for income taxes	$27,153	$35,769	$34,357	$18,959	$11,785
Provision for credit losses	17,446	2,712	1,946	3,218	3,816
Earnings from continuing operations before provision for credit losses and income taxes	$44,599	$38,481	$36,303	$22,177	$15,601

Allowance for credit losses to loans held for investment reconciliation
Total loans held for investment	$2,249,036	$1,873,524	$1,728,073	$1,933,839	$1,981,330
PPP loans	(192,160)	—	—	—	—
Total loans held for investment excluding PPP loans	$2,056,876	$1,873,524	$1,728,073	$1,933,839	$1,981,330

Allowance for credit losses to loans held for investment	1.55%	1.04%	1.07%	1.05%	1.07%
Allowance for credit losses to loans held for investment excluding PPP loans	1.70%	1.04%	1.07%	1.05%	1.07%

ATLANTIC CAPITAL BANCSHARES, INC.

	2020				2019
(in thousands, except share and per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY (1)
Interest income	$24,943	$24,233	$23,797	$26,023	$26,532	$26,520	$26,598	$26,197
Interest expense	2,299	2,515	2,166	5,043	5,965	6,536	6,709	5,773
Net interest income	22,644	21,718	21,631	20,980	20,567	19,984	19,889	20,424
Provision for credit losses	481	28	8,863	8,074	787	413	698	814
Net interest income after provision for credit losses	22,163	21,690	12,768	12,906	19,780	19,571	19,191	19,610
Noninterest income	3,016	2,504	2,343	2,422	2,679	2,769	2,941	2,336
Noninterest expense	13,164	13,713	12,904	12,877	13,382	12,677	13,254	13,795
Income from continuing operations before income taxes	12,015	10,481	2,207	2,451	9,077	9,663	8,878	8,151
Income tax expense	2,065	1,863	358	327	1,937	2,094	1,869	1,711
Net income from continuing operations	9,950	8,618	1,849	2,124	7,140	7,569	7,009	6,440
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	617	22,143	(1,063)
Net income	$9,950	$8,618	$1,849	$2,124	$7,140	$8,186	$29,152	$5,377

PER SHARE DATA
Diluted earnings per share - continuing operations	$0.48	$0.40	$0.09	$0.10	$0.32	$0.33	$0.29	$0.26
Diluted earnings (loss) per share - discontinued operations	—	—	—	—	—	0.03	0.92	(0.04)
Diluted earnings per share	$0.48	$0.40	$0.09	$0.10	$0.32	$0.36	$1.21	$0.21

PERFORMANCE MEASURES
Return on average equity	11.68%	10.05%	2.20%	2.56%	8.65%	9.77%	34.38%	6.80%
Return on average assets	1.19	1.15	0.25	0.32	1.08	1.32	4.79	0.77
Taxable equivalent net interest margin - continuing operations	2.91	3.14	3.23	3.41	3.38	3.52	3.61	3.74
Taxable equivalent net interest margin - excluding PPP loans	2.81	3.18	3.35	3.41	3.38	3.52	3.61	3.74
Efficiency ratio - continuing operations	51.30	56.61	53.82	55.03	57.57	55.72	58.06	60.61
Average loans to average deposits	76.81	88.65	88.46	83.84	86.54	92.41	92.43	87.53

CAPITAL
Average equity to average assets	10.18%	11.45%	11.53%	12.41%	12.47%	13.54%	13.94%	11.34%
Leverage ratio	8.9	9.9	9.9	10.7	11.0	11.8	12.3	9.9
Total risk based capital ratio	16.1	16.9	14.8	14.9	15.0	15.5	16.5	13.7

SHARES OUTSTANDING
Number of common shares - basic	20,394,912	21,202,783	21,477,631	21,479,986	21,751,026	22,193,761	23,293,465	24,466,964
Number of common shares - diluted	20,492,542	21,298,098	21,569,050	21,675,934	21,974,959	22,405,141	23,508,442	24,719,273
Average number of common shares - basic	20,711,089	21,500,735	21,472,462	21,689,038	21,876,487	22,681,904	23,888,381	24,855,171
Average number of common shares - diluted	20,795,332	21,543,805	21,535,040	21,842,175	22,053,907	22,837,531	24,040,806	25,019,384

ASSET QUALITY
Allowance for credit losses to loans held for investment	1.55%	1.59%	1.61%	1.43%	1.04%	1.03%	1.06%	1.08%
Net charge-offs to average loans (2)	0.05	0.06	0.29	0.04	0.07	0.11	0.14	0.11
NPAs to total assets	0.13	0.20	0.24	0.27	0.26	0.29	0.31	0.40

AVERAGE BALANCES
Total loans	$2,207,956	$2,191,669	$2,131,847	$1,890,184	$1,857,736	$1,801,629	$1,800,001	$2,089,465
Investment securities	491,134	453,382	462,850	417,971	389,667	340,872	360,047	400,101
Total assets	3,328,719	2,977,444	2,932,716	2,686,266	2,626,388	2,453,438	2,440,502	2,829,072
Deposits	2,874,402	2,472,218	2,409,958	2,254,505	2,146,626	1,949,657	1,947,426	2,387,104
Shareholders’ equity	338,948	341,017	338,027	333,480	327,543	332,291	340,119	320,812
AT PERIOD END
Loans and loans held for sale	$2,249,036	$2,188,894	$2,185,847	$1,932,909	$1,873,894	$1,836,589	$1,789,740	$2,120,866
Investment securities	535,579	446,706	457,749	466,405	399,433	329,648	348,723	402,640
Total assets	3,615,617	2,923,977	2,890,622	2,719,658	2,910,379	2,410,198	2,389,680	2,855,887
Deposits	3,161,508	2,468,722	2,407,631	2,225,119	2,499,046	1,854,272	1,851,531	2,440,448
Shareholders’ equity	338,586	340,309	335,980	332,300	326,495	328,711	336,715	320,627

(1)	On April 5, 2019, the Bank sold its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The mortgage business and branches sold to FirstBank are reported as discontinued operations.
(2)	Annualized.

Non-GAAP Performance Measures Reconciliation

	2020				2019
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income on investment securities reconciliation
Interest income on investment securities - GAAP	$3,000	$2,910	$3,041	$2,732	$2,413	$2,176	$2,339	$2,631
Taxable equivalent adjustment	345	345	354	223	167	104	88	100
Interest income on investment securities - taxable equivalent	$3,345	$3,255	$3,395	$2,955	$2,580	$2,280	$2,427	$2,731

Taxable equivalent interest income reconciliation
Interest income - GAAP	$24,943	$24,233	$23,797	$26,023	$26,532	$26,520	$26,598	$26,197
Taxable equivalent adjustment	345	345	354	223	167	104	88	100
Interest income - taxable equivalent	$25,288	$24,578	$24,151	$26,246	$26,699	$26,624	$26,686	$26,297

Loan yield excluding PPP loans
Loan yield - GAAP	3.89%	3.82%	3.87%	4.77%	4.95%	5.18%	5.34%	5.40%
Impact of PPP loans	(0.03)	0.13	0.22	—	—	—	—	—
Loan yield excluding PPP loans	3.86%	3.95%	4.09%	4.77%	4.95%	5.18%	5.34%	5.40%

Taxable equivalent net interest income reconciliation - continuing operations
Net interest income - GAAP	$22,644	$21,718	$21,631	$20,980	$20,567	$19,984	$19,889	$20,424
Taxable equivalent adjustment	345	345	354	223	167	104	88	100
Net interest income - taxable equivalent - continuing operations	$22,989	$22,063	$21,985	$21,203	$20,734	$20,088	$19,977	$20,524

Taxable equivalent net interest margin reconciliation - continuing operations
Net interest margin - GAAP	2.86%	3.09%	3.17%	3.38%	3.35%	3.51%	3.54%	3.66%
Impact of taxable equivalent adjustment	0.05	0.05	0.06	0.03	0.03	0.01	0.07	0.08
Net interest margin - taxable equivalent - continuing operations	2.91%	3.14%	3.23%	3.41%	3.38%	3.52%	3.61%	3.74%

Taxable equivalent net interest margin excluding PPP loans reconciliation - continuing operations
Net interest margin - GAAP	2.86%	3.09%	3.17%	3.38%	3.35%	3.51%	3.54%	3.66%
Impact of PPP loans	(0.05)	0.09	0.18	—	—	—	—	—
Net interest margin - taxable equivalent excluding PPP loans	2.81%	3.18%	3.35%	3.38%	3.35%	3.51%	3.54%	3.66%

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$2,065	$1,863	$358	$327	$1,937	$2,094	$1,869	$1,711
Taxable equivalent adjustment	345	345	354	223	167	104	88	100
Income tax expense	$2,410	$2,208	$712	$550	$2,104	$2,198	$1,957	$1,811

Earnings before provision for credit losses and income taxes
Net income from continuing operations before provision for income taxes	$12,015	$10,481	$2,207	$2,451	$9,077	$9,663	$8,878	$8,151
Provision for credit losses	481	28	8,863	8,074	787	413	698	814
Earnings from continuing operations before provision for credit losses and income taxes	$12,496	$10,509	$11,070	$10,525	$9,864	$10,076	$9,576	$8,965

Allowance for credit losses to loans held for investment reconciliation
Total loans held for investment	$2,249,036	$2,188,035	$2,184,694	$1,932,909	$1,873,524	$1,835,673	$1,789,740	$1,734,557
PPP loans	(192,160)	(231,834)	(234,049)	—	—	—	—	—
Total loans held for investment excluding PPP loans	$2,056,876	$1,956,201	$1,950,645	$1,932,909	$1,873,524	$1,835,673	$1,789,740	$1,734,557

Allowance for credit losses to loans held for investment	1.55%	1.59%	1.61%	1.43%	1.04%	1.03%	1.06%	1.08%
Allowance for credit losses to loans held for investment excluding PPP loans	1.70%	1.78%	1.80%	1.43%	1.04%	1.03%	1.06%	1.08%

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

The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our strategic decision to focus on the greater Atlanta market may not positively impact our financial condition in the expected timeframe, or at all;
●	costs associated with our growth and hiring initiatives in the Atlanta market area;
●	risks associated with geographic concentration, borrower concentration and concentration in commercial real estate and commercial and industrial loans;
●	our strategic decision to increase our focus on SBA and franchise lending may expose us to additional risks associated with these types of lending, including industry concentration risks, our ability to sell the guaranteed portion of SBA loans, the impact of negative economic conditions on small businesses’ ability to repay the non-guaranteed portions of SBA loans, and changes to applicable federal regulations;
●	risks associated with our ability to manage the planned growth of our payment processing business, including changing regulations, security risks, and unforeseen increases in transaction volume resulting from changes in our customers’ businesses and changes in the competitive landscape for payment processing;
●	changes in asset quality and credit risk;
●	the cost and availability of capital;
●	customer acceptance of our products and services;
●	customer borrowing, repayment, investment and deposit practices;
●	the introduction, withdrawal, success and timing of business initiatives;
●	the impact, extent, and timing of technological changes;
●	severe catastrophic events in our geographic area;
●	a weakening of the economies in which we conduct operations may adversely affect our operating results;
●	the U.S. legal and regulatory framework could adversely affect the operating results of the Company;
●	the interest rate environment may compress margins and adversely affect net interest income;
●	our ability to anticipate or respond to interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;
●	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;

●	our ability to determine accurate values of certain assets and liabilities;
●	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;
●	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;
●	the impact of the transition from LIBOR and our ability to adequately manage such transition;
●	adequacy of our risk management program;
●	increased competitive pressure due to consolidation in the financial services industry;
●	risks related to security breaches, cybersecurity attacks, and other significant disruptions in our information technology systems; and
●	other risks and factors identified in this Annual Report on Form 10-K under the heading “Risk Factors.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A is presented to assist in understanding the financial condition and results of operations of Atlantic Capital Bancshares, Inc. and its subsidiaries. As such, this MD&A should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated. Unless otherwise noted, when we refer to “Atlantic Capital,” “the Company,” “we,” “our,” and “us” in this report, we are referring to the consolidated financial position and consolidated results of operations for Atlantic Capital Bancshares, Inc.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

We reported net income from continuing operations of $22.5 million for the year ended December 31, 2020 compared to $28.2 million for the year ended December 31, 2019 and $28.1 million for the year ended December 31, 2018. Diluted income per common share from continuing operations was $1.05, $1.20 and $1.07 for the years ended 2020, 2019 and 2018, respectively.

Net interest income before provision for credit losses from continuing operations increased $6.1 million, or 8%, from 2019 to 2020, primarily due to a $13.0 million, or 52%, decrease in interest expense from continuing operations, partially offset by a $6.9 million, or 6%, decrease in interest income from continuing operations. Net interest income before provision for credit losses from continuing operations increased $4.6 million, or 6%, from 2018 to 2019, primarily due to a $12.9 million, or 16%, increase in interest and fee income on loans, partially offset by an increase in interest expense of $7.9 million, or 63%, related to interest on deposits.

Taxable equivalent net interest income from continuing operations was $88.5 million for 2020, compared to $81.3 million for 2019. Taxable equivalent net interest margin from continuing operations decreased to 3.16% for the year ended December 31, 2020, from 3.58% for 2019. The margin decrease was primarily due to lower rates on loans resulting from federal funds rate decreases during 2019 and 2020.

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

The CARES Act and applicable extensions provide relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing, and also provide funding opportunities for small businesses under the PPP from approved SBA lenders. For commercial and consumer customers, we have provided a host of relief options, including payment deferrals (including maturity extensions), loan covenant waivers and low interest rate loan products. The Bank funded approximately $234 million of PPP loans during 2020, of which $192.2 million remained outstanding at December 31, 2020.

Provision for credit losses from continuing operations for the year ended December 31, 2020 totaled $17.4 million, an increase of $14.7 million from the year ended December 31, 2019, primarily as a response to the expected impact from the economic slowdown from COVID-19. For the years ended December 31, 2018 to 2019, provision expense increased by $766,000, or 39%, from $1.9 million to $2.7 million, due to higher net charge-offs and specific reserve impairments.

Noninterest income from continuing operations decreased $440,000, or 4%, to $10.3 million for the year ended December 31, 2020 from the year ended December 31, 2019. This was primarily due to a decrease of $1.1 million in SBA lending activities from continuing operations and decreases in gains on the sale of investment securities of $930,000; partially offset by an increase in service charges from continuing operations of $1.3 million and a change of $579,000 in derivatives income (loss) from continuing operations.

Noninterest income from continuing operations increased $678,000, or 7%, to $10.7 million for the year ended December 31, 2019 from the year ended December 31, 2018. This was primarily due to an increase in gains on sales of securities of $2.8 million; largely resulting from the $1.9 million loss in the fourth quarter of 2018 on the sale of $63 million in investment securities. The proceeds from the securities sale were used to help fund the cash payout for the Branch Sale that closed in the second quarter of 2019. Additionally, SBA lending activities increased $572,000 from 2018 to 2019. These increases were partially offset by a $1.7 million net gain on the sale of Southeastern Trust Company in 2018 and the resulting loss of trust income of $1.0 million from the prior year.

For the year ended December 31, 2020, noninterest expense from continuing operations decreased $449,000, or 1%, compared to 2019. This was mainly driven by a decrease in travel, meals and entertainment expense from continuing operations of $452,000, or 67%, as a result of limitations from COVID-19 on non-essential business travel and an overall decrease in customer-related meals and entertainment expense. Salaries and employee benefits expense from continuing operations also decreased 308,000, or 1%, from 2019 to 2020, primarily as a result of a decrease in incentives and SBA commissions. Marketing and business development decreased $328,000, or 39%, from 2019 to 2020, reflecting our efforts to reduce expenses in the uncertain environment surrounding COVID-19. Partially offsetting these decreases from 2019 to 2020 were increases in FDIC assessments from continuing operations of $412,000 due to small bank assessment credits issued in 2019 and fully utilized in 2020; increases in occupancy expense from continuing operations of $295,000, or 10%, resulting from higher leasehold improvement depreciation; and increases in equipment and software expense from continuing operations of $234,000, or 8%, due to investments in software to support the growth in our fintech partnerships.

Noninterest expense from continuing operations totaled $53.1 million for the year ended December 31, 2019, compared to $50.0 million in 2018, an increase of $3.1 million, or 6%. This increase was mainly driven by higher salary and employee benefits expense from continuing operations of $34.5 million, up $2.8 million, or 9%, from December 31, 2018, which was primarily the result of the full impact of new hires in 2019 and higher incentive  and medical insurance expense. Communications and data processing expense from continuing operations increased $523,000, or 20%, from 2018 to 2019 due to a higher volume of transactions in the payments business, as well as non-recurring charges related to vendor negotiations and contract terminations. Partially offsetting this increase was a decline in FDIC premium expense from continuing operations of $345,000, or 61%, compared to 2018 due to the FDIC assessment credit received in 2019.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include our accounting for the allowance for credit losses, fair value measurements, and income tax related items. Significant accounting policies are discussed in Note 1 - Accounting Policies and Basis of Presentation to the consolidated financial statements.

The following is a summary of our critical accounting policies that are material to the consolidated financial statements and are highly dependent on estimates and assumptions.

Allowance for credit losses.

On January 1, 2020, we adopted CECL, which replaces the incurred loss methodology with an expected loss methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.

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

The held-to-maturity portfolio consists entirely of municipal securities. Securities are generally rated A or higher. Securities are analyzed individually to establish a current expected credit loss CECL mark.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or more likely than not will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed and recoveries are credited to the allowance when received. We may also account for expected recoveries should information of an anticipated recovery become available. In the case of actual or expected recoveries, amounts may not exceed the aggregate of amounts previously charged off.

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from June 2015 to present. Adjustments to historical loss information are made when management determines historical data are not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. Management may selectively apply external market data to subjectively adjust our own loss history including index or peer data. Accrued interest receivable was excluded from the estimate of credit losses for loans except for accrued interest receivable on loans with deferrals.

Collective Assessment

The allowance for credit losses on loans is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call code by pass, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans. Examples include CD-secured fintech loans, SBA purchased loans, PPP loans and TriNet loans.

We have elected a cash flow methodology with PD and LGD for all call code cohorts and TriNet. CD-secured fintech loans, PPP loans and SBA purchased loans are measured with zero risk due to cash collateral and full guaranty, respectively.

The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that loans in a certain cohort will default over the next 12 month period. A default is defined as a loan that has moved to past due 90 days and greater, nonaccrual status, or experienced a charge-off during the period. In cohorts where our historical data are insufficient due to less than 20 loans on average in the pool or zero defaults, management uses index PDs in place of our historical PDs. Additionally, management reviews all other cohorts to determine if index PDs should be used outside of these criteria.

The LGD calculation looks at actual losses (net charge-offs) experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an LGD rate. All defaults (nonaccrual, charge-off, or greater than 90 days past due) occurring during the lookback period are included in the denominator, whether a loss occurred or not and exposure at default is determined by the loan balance immediately preceding the default event (i.e. nonaccrual or charge-off). Due to very limited charge-off history, management uses index LGDs in place of our historical LGDs.

We utilize reasonable and supportable forecasts of future economic conditions when estimating the allowance for credit losses on loans. The calculation includes a 12-month PD forecast based on our regression model comparing peer nonperforming loan ratios to the national unemployment rate and the most recently published Wall Street Journal survey of economists’ forecast. After the forecast period, PD rates revert on a straight-line basis to long-term average rates over a 12-month period.

We recognize that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the collective assessment methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. We adjust the modeled historical losses by a qualitative and environmental factor to incorporate all significant risks to form a sufficient basis to estimate the credit losses.

Individual Assessment

Loans classified as Nonaccrual, TDR, or Reasonably Expected TDR will be reviewed quarterly for potential individual assessment. Any loan classified as a Nonaccrual or TDR that is not determined to need individual assessment will be evaluated collectively within its respective cohort. All Reasonably Expected TDR loans will be evaluated individually to account for expected modifications in loan terms.

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

Where the primary and/or expected source of repayment of a specific loan is believed to be the receipt of principal and interest payments from the borrower and/or the refinancing of the loan by another creditor, impairment will generally be measured based upon the present value of expected proceeds discounted at the contractual interest rate. Expected refinancing proceeds may be estimated from review of term sheets actually received by the borrower from other creditors and/or from our knowledge of terms generally available from other banks, asset-based lenders, factoring companies and institutional lenders (Government Sponsored Entities, insurance companies, etc.)

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by us. Prepayment assumptions will be determined by analysis of historical behavior by loan cohort.

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

Allowance for Credit Losses on Unfunded Commitments

We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on unfunded commitments is adjusted through a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate utilizes the same factors and assumptions as the allowance for credit losses on loans and is applied at the same collective cohort level.

Fair value measurements.

Our impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. See “Note 18 - Fair Value Measurements” to the consolidated financial statements for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered individually impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost, fair value, less cost to sell, or listed selling price less cost to sell, following foreclosure. Fair value is defined by GAAP as “the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets. It is not a forced transaction (for example, a forced liquidation or distress sale).” Although management believes its processes for determining the value of impaired loans and foreclosed properties are appropriate and allow us to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value. In addition, because of subjectivity in fair value determinations, there may be grounds for differences in opinions, which may result in disagreements between management and our regulators, which could cause us to change our judgments about fair value.

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. We utilize a third-party pricing service to assist with determining the fair value of our securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. For debt securities available for sale, we review our securities portfolio for impairment and determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.

Atlantic Capital uses derivatives primarily to manage interest rate risk. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and pricing models that are primarily sensitive to observable market data.

Income Taxes.

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment.

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

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Taxable equivalent net interest income from continuing operations for the year ended December 31, 2020 totaled $88.5 million, a $7.1 million, or 9%, increase from 2019. This increase was primarily driven by a decrease of $13.0 million, or 52%, in interest expense from continuing operations compared to the same period in 2019, partially offset by a decrease of $5.8 million, or 5%, in taxable equivalent interest income from continuing operations. The change in taxable equivalent interest income from continuing operations primarily resulted from a $7.4 million, or 8%, decrease in interest income on loans, resulting from decreases in the federal funds rate, partially offset by an increase in average loan balances. Interest income on loans from continuing operations included $4.6 million in PPP loan income for the twelve months ended December 31, 2020. The yield on loans from continuing operations decreased by 120 basis points to 4.06% for the year ended December 31, 2020 compared to the same period in 2019. However, the increase in average loan balances helped to mitigate the declines in yield.

Interest expense from continuing operations for the year ended December 31, 2020 totaled $12.0 million, a $13.0 million, or 52%, decrease from 2019, primarily due to a $12.6 million, or 62%, decrease in interest paid on deposits. The rate paid on deposits from continuing operations decreased 121 basis points driven by a decrease in interest rates on deposits and other borrowings.

Taxable equivalent net interest margin from continuing operations decreased to 3.16% from 3.58% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The primary reason for the decrease in taxable equivalent net interest margin for 2020 compared to 2019 was lower interest rates on loans resulting from federal funds rate decreases during 2019 and 2020.

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

Table 1 - Average Balance Sheets and Net Interest Analysis(1)

(Dollars in thousands; taxable equivalent)

	Year ended December 31,
	2020			2019			2018
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest bearing deposits in other banks	$220,225	$897	0.41%	$110,543	$2,209	2.00%	$104,145	$2,244	2.15%
Other short-term investments	27	—	—%	3,875	118	3.05%	15,210	426	2.80%
Investment securities:
Taxable investment securities	253,799	6,316	2.49%	274,189	7,188	2.62%	379,035	9,005	2.38%
Non-taxable investment securities(2)	202,623	6,845	3.38%	98,367	2,830	2.88%	76,064	2,302	3.03%
Total investment securities	456,422	13,161	2.88%	372,556	10,018	2.69%	455,099	11,307	2.48%
Loans - continuing operations	2,105,930	85,580	4.06%	1,769,613	93,022	5.26%	1,600,257	80,110	5.01%
FHLB and FRB stock	14,172	836	5.90%	14,156	939	6.63%	17,710	1,068	6.03%
Total interest-earning assets - continuing operations	2,796,776	100,474	3.59%	2,270,743	106,306	4.68%	2,192,421	95,155	4.34%
Loans held for sale – discontinued operations	—	—	—%	116,725	4,588	3.93%	376,757	18,224	4.84%
Total interest-earning assets	2,796,776	100,474	3.59%	2,387,468	110,894	4.64%	2,569,178	113,379	4.41%
Non-earning assets	185,446			198,960			211,393
Total assets	$2,982,222			$2,586,428			$2,780,571
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,444,699	6,931	0.48%	1,107,765	18,155	1.64%	1,001,025	10,627	1.06%
Time deposits	135,309	269	0.20%	23,072	191	0.83%	10,046	115	1.14%
Brokered deposits	83,274	620	0.74%	84,601	2,046	2.42%	84,105	1,764	2.10%
Total interest-bearing deposits	1,663,282	7,820	0.47%	1,215,438	20,392	1.68%	1,095,176	12,506	1.14%
Total borrowings	37,473	95	0.25%	54,931	1,297	2.36%	139,422	2,703	1.94%
Total long-term debt	64,162	4,108	6.40%	49,782	3,294	6.62%	49,613	3,304	6.66%
Total interest-bearing liabilities - continuing operations	1,764,917	12,023	0.68%	1,320,151	24,983	1.89%	1,284,211	18,513	1.44%
Interest-bearing liabilities – discontinued operations	—	—	—%	144,064	1,502	1.04%	467,101	4,084	0.87%
Total interest-bearing liabilities	1,764,917	12,023	0.68%	1,464,215	26,485	1.81%	1,751,312	22,597	1.29%
Demand deposits	840,421			589,862			538,110
Demand deposits - discontinued operations	—			39,253			137,905
Other liabilities	39,005			162,882			37,991
Shareholders’ equity	337,879			330,216			315,253
Total liabilities and shareholders’ equity	$2,982,222			$2,586,428			$2,780,571
Net interest spread – continuing operations			2.91%			2.79%			2.90%
Net interest income and net interest margin - continuing operations(3)		$88,451	3.16%		$81,323	3.58%		$76,642	3.50%
Net interest income and net interest margin(3)		$88,451	3.16%		$84,409	3.54%		$90,782	3.53%
(1)	On April 5, 2019, we sold our Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage business. The banking business and branches that were sold to FirstBank are reported as discontinued operations. Discontinued operations have been reported retrospectively for all prior periods presented.
(2)	Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the years ended December 31, 2020, 2019 and 2018, reflecting the statutory federal income tax rates.
(3)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset. For a reconciliation of Non-GAAP financial measures, see “Item 6 - Selected Financial Data - Non-GAAP Performance Measures Reconciliation.”

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

Table 2 - Changes in Net Interest Income

(in thousands)

	2020 Compared to 2019			2019 Compared to 2018
	Increase (decrease) Due to Changes in:			Increase (decrease) Due to Changes in:
			Total			Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earning assets
Interest bearing deposits in other banks	$447	$(1,759)	$(1,312)	$128	$(163)	$(35)
Other short-term investments	—	(118)	(118)	(345)	37	(308)
Investment securities:
Taxable investment securities	(507)	(365)	(872)	(2,749)	932	(1,817)
Non-taxable investment securities(1)	3,522	493	4,015	642	(114)	528
Total investment securities	3,015	128	3,143	(2,107)	818	(1,289)
Loans - continuing operations	13,667	(21,109)	(7,442)	8,902	4,010	12,912
FHLB and FRB stock	1	(104)	(103)	(236)	107	(129)
Total interest-earning assets – continuing operations	17,130	(22,962)	(5,832)	6,342	4,809	11,151
Loans held for sale - discontinued operations	—	(4,588)	(4,588)	(10,221)	(3,415)	(13,636)
Total interest-earning assets	17,130	(27,550)	(10,420)	(3,879)	1,394	(2,485)

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	1,616	(12,840)	(11,224)	1,749	5,779	7,528
Time deposits	223	(145)	78	108	(32)	76
Brokered deposits	(10)	(1,416)	(1,426)	12	270	282
Total interest-bearing deposits	1,829	(14,401)	(12,572)	1,869	6,017	7,886
Total borrowings	(44)	(1,158)	(1,202)	(1,995)	589	(1,406)
Total long-term debt	921	(107)	814	11	(21)	(10)
Total interest-bearing liabilities–continuing operations	2,706	(15,666)	(12,960)	(115)	6,585	6,470
Interest-bearing liabilities – discontinued operations	—	(1,502)	(1,502)	(3,368)	786	(2,582)
Total interest-bearing liabilities	2,706	(17,168)	(14,462)	(3,483)	7,371	3,888
Change in net interest income-continuing operations	$14,424	$(7,296)	$7,128	$6,457	$(1,776)	$4,681
Change in net interest income	$14,424	$(10,382)	$4,042	$(396)	$(5,977)	$(6,373)
(1)	Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21% for the years ended December 31, 2020, 2019 and 2018, reflecting the statutory federal income tax rates.

Provision for Credit Losses

Management considers a number of factors in determining the required level of the allowance for credit losses and the provision required to achieve what is believed to be appropriate reserve level, including historical loss experience, loan growth, credit risk rating trends, nonperforming loan levels, delinquencies, loan portfolio concentrations, economic forecasts, and market trends. The provision for credit losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for credit losses at a level that it considered adequate in relation to the estimated lifetime losses expected in the loan portfolio.

The provision for credit losses was $17.4 million in 2020, an increase of $14.7 million, compared to 2019, The provision increased primarily as a response to the expected impact from the economic slowdown from COVID-19. Due to the adoption of ASC 326 on January 1, 2020, management now incorporates reasonable and supportable forecasts into its calculation of expected credit losses. An example of this forecasting element includes changes in unemployment rates used by management in the CECL forecasts, which could result in changes to the allowance for credit losses.

At December 31, 2020, nonperforming loans totaled $4.9 million compared to $7.3 million at December 31, 2019. Net charge-offs were 0.11%, 0.11%, and 0.02% of average loans for the years ended December 31, 2020, 2019, and 2018, respectively. The allowance for credit losses to total loans at December 31, 2020 was 1.55%, compared to 0.99% at December 31, 2019.

Noninterest Income

Noninterest income decreased $35.7 million, or 78%, to $10.3 million in 2020, compared to $46.0 million in 2019. The decrease was primarily the result of a decrease in noninterest income from discontinued operations of $35.3 million in connection with our Branch Sale that occurred in 2019. Noninterest income from continuing operations decreased $440,000, or 4%, for the year ended December 31, 2020 compared to the same period in 2019. For the year ended 2018, noninterest income was $13.4 million. The following table presents the components of noninterest income.

Table 3 - Noninterest Income

(in thousands)

	Year ended December 31,			Change
	2020	2019	2018	2020‑2019
Service charges	$4,871	$3,587	$3,215	$1,284
(Loss) gain on sales of securities	(23)	907	(1,855)	(930)
(Loss) gain on sales of other assets	(146)	127	(154)	(273)
Trust income	—	—	1,025	—
Derivatives income (loss)	257	(322)	308	579
Bank owned life insurance	1,460	1,546	1,506	(86)
SBA lending activities	3,104	4,178	3,606	(1,074)
Gain on sale of trust business	—	—	1,681	—
Other noninterest income	762	702	715	60
Total noninterest income - continuing operations	10,285	10,725	10,047	(440)
Noninterest income - discontinued operations	—	35,289	3,347	(35,289)
Noninterest income	$10,285	$46,014	$13,394	$(35,729)

Service charges from continuing operations for the year ended December 31, 2020 increased $1.3 million, or 36%, from 2019. The increase was primarily due to continued growth in our payments and fintech businesses, resulting in higher fee income.

Securities gains/(losses) for the year ended December 31, 2020 decreased $930,000 from a gain of $907,000 in 2019 to a loss of $23,000 in 2020 primarily as a result of the balance sheet realignment in 2019 due to the Branch Sale. In the fourth quarter of 2018, we recorded a loss of $1.9 million on the sale of $63 million in investment securities to help fund the cash owed to the buyer at the closing of the Branch Sale.

(Loss) gain on sales of other assets for the year ended December 31, 2020 was a loss of $146,000 compared to a gain of $127,000 for the same period in 2019. The loss in 2020 was the result of the sale of other real estate owned properties.

Derivatives income (loss) for the year ended December 31, 2020 was a gain of $257,000 compared to a loss of $322,000 for 2019. The $579,000 increase in income was due to changes in the derivatives credit valuation adjustment.

Income from SBA lending activities for the year ended December 31, 2020 decreased $1.1 million, or 26%, compared to 2019 due to lower SBA origination volume and a decrease in loan premiums. During the years ended December 31, 2020 and 2019, guaranteed portions of loans with principal balances of $42.7 million and $62.9 million, respectively, were sold in the secondary market.

Noninterest Expense

Noninterest expense was $52.7 million for the year ended December 31, 2020 compared to $62.8 million in 2019, and $69.9 million in 2018. The decreases were primarily the result of decreases in noninterest expense from discontinued operations totaling $9.7 million and $10.3 million in 2020 and 2019, respectively, in connection with the Branch Sale that occurred in 2019. The following table presents the components of noninterest expense.

Table 4 - Noninterest Expense

(in thousands)

	Year ended December 31,			Change
	2020	2019	2018	2020‑2019
Salaries and employee benefits	$34,229	$34,537	$31,766	$(308)
Occupancy	3,183	2,888	2,972	295
Equipment and software	3,337	3,103	2,817	234
Professional services	2,745	2,908	3,511	(163)
Communications and data processing	3,113	3,199	2,676	(86)
Marketing and business development	517	845	710	(328)
Travel, meals and entertainment	227	679	756	(452)
FDIC premiums	629	217	562	412
Other noninterest expense	4,679	4,732	4,221	(53)
Total noninterest expense - continuing operations	52,659	53,108	49,991	(449)
Noninterest expense - discontinued operations	—	9,685	19,941	(9,685)
Noninterest expense	$52,659	$62,793	$69,932	$(10,134)

Salaries and employee benefits expense from continuing operations for the year ended December 31, 2020 was $34.2 million, a decrease of $308,000, or 1%, from 2019. The decrease was primarily attributable to a decrease in incentives and SBA commissions. Full time equivalent headcount totaled 201 at December 31, 2020 compared to 204 at December 31, 2019 a net decrease of three positions.

Occupancy expense from continuing operations was $3.2 million for the year ended December 31, 2020, an increase of $295,000, or 10%, from 2019. The increase was driven by the expansion of our corporate offices and the relocation of our operations center.

Equipment and software expense from continuing operations increased $234,000, or 8%, for the year ended December 31, 2020 compared to the same period in 2019. The increase was due to investments in software to support the growth in our payments and fintech businesses.

Professional services from continuing operations decreased by $163,000, or 6%, for the year ended December 31, 2020 compared to 2019, which was primarily due to lower consultant fees.

Marketing and business development expense from continuing operations totaled $517,000 for the year ended December 31, 2020, a decrease of $328,000, or 39%, compared to the year ended December 31, 2019. The decrease reflected our efforts to reduce expenses in the uncertain environment surrounding COVID-19.

For the year ended December 31, 2020, travel, meals and entertainment expense from continuing operations decreased $452,000, or 67%, compared to the same period in 2019. The decline was due to limitations from COVID-19 on non-essential business travel and an overall decrease in customer-related meals and entertainment expense.

FDIC premiums expense from continuing operations was $629,000 for the year ended December 31, 2020, an increase of $412,000 from 2019. This increase in FDIC premiums expense was due to small bank assessment credits issued in 2019 that were fully utilized in the third quarter of 2020.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Income tax expense was $4.6 million in 2020, compared to income tax expense of $7.6 million in 2019 and $6.3 million in 2018. The effective tax rate (as a percentage of pre-tax earnings) for 2020, 2019, and 2018 was 17.0%, 21.3%, and 18.4%, respectively. The decrease in income tax expense in the current year was the result of lower pretax earnings in 2020, combined with a lower effective tax rate. The lower effective tax rate for 2020 was driven by an increase in non-taxable securities income from municipal bonds.

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

ASC Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all evidence with more weight given to evidence that can be objectively verified. Each quarter, management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results.

Based on all evidence considered, as of December 31, 2020 and 2019, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At both December 31, 2020 and 2019, we recorded a deferred tax asset valuation allowance totaling $6.7 million on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of our remaining net operating loss carryforwards within the statutory carryforward periods.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 14 - Income Taxes to the consolidated financial statements.

FINANCIAL CONDITION

Total assets at December 31, 2020 and December 31, 2019 were $3.62 billion and $2.91 billion, respectively. Average total assets for 2020 were $2.98 billion, compared to $2.59 billion for 2019. The increase in average total assets was primarily due to increases in loan growth, which included $234 million in SBA PPP loans funded during the second quarter of 2020 decreasing to $192.2 million at December 31, 2020 due to the forgiveness of PPP loans during the fourth quarter of 2020. In addition, consumer loans increased due to growth in a partnership with a fintech firm that offers CD-secured consumer loans to its customers.

Loans

At December 31, 2020, total loans held for investment increased $362.0 million, or 19.5%, compared to December 31, 2019, primarily due to increases of $247.7 million, or 35.1%, in commercial and industrial loans and $138.3 million in consumer loans. The increase in commercial and industrial loans resulted from the funding of $234 million of PPP loans during the second quarter of 2020 and the increase in consumer loans was due to the growth in a partnership with a fintech firm that offers CD-secured loans to its customers. This growth was partially offset by a decrease in commercial real estate non-owner occupied loans of $23.0 million, or 4.1%. Details of loans at December 31, 2020, 2019, 2018, 2017, and 2016 are provided in Table 5.

Table 5 - Loans

(in thousands)

		December 31,
		2020	2019	2018	2017	2016
Loans held for sale
Branch loans held for sale		—	—	—	—	30,917
Loans held for sale - discontinued operations		—	—	373,030	415,206	465,946
Loans held for sale - continuing operations		—	370	5,889	1,487	4,302
Total loans held for sale		$—	$370	$378,919	$416,693	$501,165

Loans held for investment
Commercial loans:
Commercial and industrial		$952,805	$705,115	$645,374	$539,046	$435,836
Commercial real estate:
Owner occupied		373,689	357,912	298,291	250,588	251,796
Non-owner occupied		535,412	558,416	496,537	503,398	447,296
Construction and land		145,595	127,540	156,232	101,801	174,810
Mortgage warehouse loans		—	13,941	27,967	39,981	147,519
Total commercial loans		2,007,501	1,762,924	1,624,401	1,434,814	1,457,257

Residential:
Residential mortgages		33,783	31,315	32,800	12,960	16,418
Home equity	`	25,443	25,002	22,822	39,407	6,829
Total residential loans		59,226	56,317	55,622	52,367	23,247

Consumer		176,066	37,765	25,851	21,959	18,882
Other		13,897	19,552	24,712	13,303	19,560
Loans held for investment, gross		2,256,690	1,876,558	1,730,586	1,522,443	1,518,946
Less net deferred fees and other unearned income		(7,654)	(3,034)	(2,513)	(3,810)	(3,562)
Less allowance for loan losses		(31,818)	(18,535)	(17,851)	(19,344)	(20,595)
Loans held for investment, net		$2,217,218	$1,854,989	$1,710,222	$1,499,289	$1,494,789

Total loans		$2,217,218	$1,855,359	$2,089,141	$1,915,982	$1,995,954

The following table sets forth the maturity distribution of loans as of December 31, 2020.

Table 6 - Loan Maturity Distribution and Interest Rate Sensitivity

(in thousands)

	Within	One to	After
	One Year	Five Years	Five Years	Total
Loans held for investment:
Commercial and industrial	$160,102	$606,134	$186,569	$952,805
Commercial real estate	173,047	303,619	432,435	909,101
Construction and land	34,943	101,834	8,818	145,595
Residential mortgages	3,647	1,888	28,248	33,783
Home equity	2,889	12,346	10,208	25,443
Consumer	76,364	99,670	32	176,066
Other	2,191	5,122	6,584	13,897
Total loans held for investment	$453,183	$1,130,613	$672,894	$2,256,690

Loans maturing with:
Fixed interest rates	$90,746	$421,776	$607,701	$1,120,223
Floating or adjustable rates	41,394	34,599	1,060,474	1,136,467
Total loans held for investment	$132,140	$456,375	$1,668,175	$2,256,690

Nonperforming Assets

Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned. Loans are considered to be past due when payment is not received from the borrower by the contractually specified due date. Interest accruals on loans are discontinued when interest or principal has been in default 90 days or more, unless the loan is secured by collateral that is sufficient to repay the debt in full and the loan is in the process of collection. When a loan is placed on nonaccrual status, interest accrued and not paid in the current accounting period is reversed against current period income. Interest accrued and not paid in prior periods, if significant, is reversed against the allowance for credit losses.

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

At December 31, 2020, our nonperforming assets totaled $4.9 million, or 0.13% of assets, compared to $7.6 million, or 0.26% of assets, at December 31, 2019. The decrease was primarily due to the foreclosure and/or sale of seven other real estate owned properties during 2020.

Nonaccrual loans totaled $3.8 million and $7.2 million as of December 31, 2020 and 2019, respectively. Loans past due 90 days and still accruing totaled $1.1 million at December 31, 2020 compared to $85,000 at December 31, 2019. The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms in 2020, 2019, and 2018 is immaterial. Table 7 provides details on nonperforming assets and other risk elements at December 31, 2020, 2019, 2018, 2017, and 2016.

Table 7 - Nonperforming assets

(Dollars in thousands)

	December 31,
	2020	2019	2018	2017	2016

Nonaccrual loans	$3,778	$7,208	$4,697	$2,614	$621
Loans past due 90 days and still accruing	1,084	85	479	298	994
Total nonperforming loans(1) (NPLs)	4,862	7,293	5,176	2,912	1,615
Other real estate owned	16	278	874	1,215	1,872
Total nonperforming assets (NPAs)	$4,878	$7,571	$6,050	$4,127	$3,487
NPLs as a percentage of total loans	0.22%	0.39%	0.25%	0.15%	0.08%
NPAs as a percentage of total assets	0.13%	0.26%	0.20%	0.14%	0.13%
(1)	Nonperforming loans as of December 31, 2017 and 2016 exclude those loans which are PCI loans. As of December 31, 2018, PCI loans were designated as held for sale in the Branch Sale. As a result, nonperforming loans held for sale which were previously designated as PCI loans are included in total nonperforming loans as of December 31, 2018.

Troubled Debt Restructurings

TDRs are made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include interest rate reductions, term extensions and other concessions intended to minimize losses. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans. TDRs, which are accruing interest based on the restructured terms, are considered performing. The following table summarizes TDRs at December 31, 2020, 2019, 2018, 2017, and 2016.

Table 8 - Troubled Debt Restructurings

(in thousands)

	December 31,
	2020	2019	2018	2017	2016
Accruing TDRs	$13,047	$11,953	$8,237	$5,323	$6,602
Nonaccruing TDRs	1,141	1,217	—	—	—
Total TDRs	$14,188	$13,170	$8,237	$5,323	$6,602

The gross additional interest income that would have been earned in 2020 had performing TDRs performed in accordance with the original terms is immaterial.

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

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. Potential problem loans totaled $172.7 million and $76.3 million as of December 31, 2020 and December 31, 2019, respectively. As a percentage of total loans, potential problem loans were 7.7% and 4.1% as of December 31, 2020 and 2019, respectively. The increase was primarily related to downgrades resulting from COVID-19. As a number of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectability of these loans.

Allowance for Credit Losses on Loans and Unfunded Commitments

On January 1, 2020, we adopted ASC 326, which resulted in a day one reduction of $854,000 to the allowance for credit losses on loans offset by an increase of $1.3 million to the allowance for credit losses on unfunded commitments. The allowance for credit losses on loans totaled $18.5 million as of December 31, 2019, was reduced by $854,000 due to ASC 326 adoption, was increased by $16.5 million related to twelve months of 2020 provision, and ended the year December 31, 2020 at $31.8 million. The allowance for credit losses on unfunded commitments totaled $892,000 at December 31, 2019, was increased by $1.3 million due to ASC 326 adoption, was increased by $961,000 million related to twelve months of 2020 provision, and ended the year December 31, 2020 at $3.1 million. At December 31, 2020, the combined allowance for credit losses on loans and unfunded commitments was $34.9 million, compared to $19.4 million at December 31, 2019.

The allowance for credit losses was 1.55% of total loans held for investment at December 31, 2020, compared to 1.04% at December 31, 2019. The allowance for credit losses to loans held for investment excluding PPP loans was 1.70% as of December 31, 2020. The increase from December 31, 2019 reflects the impact of COVID-19 on the economic forecast used in the estimation of expected credit losses as well as credit grade downgrades driven by COVID-19.

The base case economic forecast used for the December 31, 2020 calculation was published in early December. Management applied an economic and business conditions qualitative adjustment to the allowance by incorporating an alternative forecast scenario. The alternative forecast scenario was derived from economic conditions experienced during 2008 and 2009, which included a significant recession. Other qualitative adjustments applied by management during the year ended December 31, 2020 related to the nature and volume of loans, credit concentrations, and competition.

Net charge-offs during 2020 and 2019 were $2.4 million and $2.0 million, respectively. The increase related primarily to net charge-offs of one relationship during 2020. Table 9 provides details concerning the allowance for credit losses during the past five years.

Table 9 - Allowance for Credit Losses on Loans

(Dollars in thousands)

	December 31,
	2020	2019	2018	2017	2016
Allowance for credit losses on loans at beginning of period	$18,535	$17,851	$19,344	$20,595	$18,905
Adoption of ASU 2016-13	(854)	—	—	—	—
Provision for loan losses	16,492	2,712	1,991	3,239	3,742
Provision for loan losses (negative provision) - discontinued operations	—	—	(3,097)	—	—
Provision for PCI loan losses	—	—	(45)	(21)	74
Charge-offs:
Commercial and industrial	2,302	2,022	126	4,073	1,531
Commercial real estate	78	47	50	132	342
Construction and land	—	—	—	16	—
Residential mortgages	36	9	75	46	2
Home equity	125	—	160	39	32
Consumer	—	39	16	409	402
Other	—	—	—	—	5
Total charge-offs	2,541	2,117	427	4,715	2,314
Recoveries:
Commercial and industrial	94	36	19	200	4
Commercial real estate	62	—	28	2	5
Construction and land	18	4	—	16	27
Residential mortgages	1	14	4	1	5
Home equity	—	1	—	1	2
Consumer	11	34	34	26	143
Other	—	—	—	—	2
Total recoveries	186	89	85	246	188
Net charge-offs	2,355	2,028	342	4,469	2,126
Allowance for credit losses on loans at end of period	$31,818	$18,535	$17,851	$19,344	$20,595
Allowance for unfunded commitments
Balance at beginning of period	$892	$653	$897	$680	$680
Adoption of ASU 2016-13	1,275	—	—	—	—
Provision for unfunded commitments	961	239	(244)	217	—
Balance at period end	$3,128	$892	$653	$897	$680

Total allowance for credit losses - loans and unfunded commitments	$34,946	$19,427	$18,504	$20,241	$21,275

Provision for credit losses under CECL
Provision for loan losses	16,492	2,712	1,991	3,239	3,742
Provision for securities held to maturity credit losses	(7)	—	—	—	—
Provision for unfunded commitments(1)	961	239	(244)	217	—
Total provision for credit losses	$17,446	$2,951	$1,747	$3,456	$3,742

Ratios
Allowance for loan losses to loans held for investment	1.41%	0.99%	1.03%	1.00%	1.04%
Allowance for credit losses to loans held for investment	1.55	1.04	1.07	1.05	1.07
Allowance for credit losses to loans held for investment excluding PPP loans	1.70	1.04	1.07	1.05	1.07
Net charge-offs to average loans	0.11	0.11	0.02	0.23	0.11
Non-performing loans as a percentage of total loans	0.22	0.39	0.25	0.15	0.08
Non-performing assets as a percentage of total assets	0.13	0.26	0.20	0.14	0.13

Average loans	$2,105,930	$1,769,613	$1,977,014	$1,936,109	$1,986,482
Loans held for investment at end of period	2,249,036	1,873,524	1,728,073	1,933,839	1,981,330
(1)	Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was included in other expense for the years ended December 31, 2019, 2018, 2017 and 2016.

Table 10 - Allocation of Allowance for Loan Losses

(Dollars in thousands)

	December 31,
	2020		2019		2018		2017		2016
		Percent		Percent		Percent		Percent		Percent
	Allowance	of loans	Allowance	of loans	Allowance	of loans	Allowance	of loans	Allowance	of loans
	for loan	to total	for loan	to total	for loan	to total	for loan	to total	for loan	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
Allowance for loan losses allocated to:
Commercial and industrial	$15,014	42%	$9,014	37%	$8,360	37%	$8,706	32%	$8,616	27%
Commercial real estate	12,160	40	7,505	49	6,948	46	8,001	49	7,159	44
Construction and land	3,047	7	1,684	7	2,014	9	1,560	6	2,942	11
Mortgage warehouse loans	—	—	—	1	—	2	—	2	—	7
Residential mortgages	522	2	82	2	144	2	409	5	732	5
Home equity	177	1	63	1	148	1	393	4	686	4
Consumer	898	8	187	3	237	3	275	2	460	2
Total allowance for loan losses	$31,818	100%	$18,535	100%	$17,851	100%	$19,344	100%	$20,595	100%

Investment Securities

Investment securities available-for-sale totaled $335.4 million at December 31, 2020 compared to $282.5 million at December 31, 2019. Held-to-maturity securities totaled $200.2 million at December 31, 2020 compared to $117.0 million at December 31, 2019. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Held-to-maturity securities are carried at amortized cost. As of December 31, 2020, investment securities available-for-sale had a net unrealized gain of $9.0 million compared to a net unrealized gain of $3.2 million as of December 31, 2019. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuate. Management evaluated all available-for-sale securities in an unrealized loss position at December 31, 2020 and December 31, 2019, and concluded no impairment existed at the balance sheet dates.

Changes in the amount of our investment securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from the management of deposits and short-term borrowings exceed loan demand, we invest excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-bearing balances with other banks to decline and use proceeds from maturing securities to fund loan demand. During 2020, we purchased $88.6 million in securities available-for-sale and $83.6 million in held-to-maturity municipal securities to extend the duration of the securities portfolio as well as to reduce the asset sensitivity of the balance sheet.

Details of investment securities at December 31, 2020 and December 31, 2019 are provided in Table 11.

Table 11 - Investment Securities

(in thousands)

	December 31, 2020		December 31, 2019
	Carrying		Carrying
Available-for-Sale Securities	Value	Fair Value	Value	Fair Value
U.S. states and political divisions	$78,117	$81,019	$81,865	$82,485
Trust preferred securities	4,835	4,722	4,808	4,688
Corporate debt securities	19,526	19,821	19,557	19,920
Residential mortgage-backed securities	190,817	194,598	138,552	140,013
Commercial mortgage-backed securities	33,150	35,263	34,495	35,355
Total available-for-sale	326,445	335,423	279,277	282,461
Held-to-Maturity Securities
U.S. states and political divisions	200,170	214,584	116,972	115,291
Less: allowance for credit losses on securities held-to-maturity	14	—	—	—
Total held-to-maturity	200,156	214,584	116,972	115,291
Total securities	$526,601	$550,007	$396,249	$397,752

The effective duration of our securities at December 31, 2020 was 6.09 years compared to 6.97 years at December 31, 2019.

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 12 - Investment Securities

(Dollars in thousands)

	2020				2019
			Weighted	Weighted			Weighted	Weighted
	Amortized		Average	Average	Amortized		Average	Average
	cost	Fair Value	Maturity	Yield(1)	cost	Fair Value	Maturity	Yield(1)
U.S. states and political subdivisions
1 to 5 years	2,771	2,901	4.73	1.54	514	513	4.17	1.30
5 to 10 years	22,039	23,106	8.38	1.98	19,996	20,245	8.42	1.96
More than 10 years	253,477	269,597	19.70	2.65	178,327	177,018	19.02	2.56
	278,287	295,604	19.92	2.48	198,837	197,776	19.19	2.41

Trust preferred securities
5 to 10 years	4,835	4,721	6.16	1.35	4,808	4,688	7.17	3.15
	4,835	4,721	6.16	1.35	4,808	4,688	7.17	3.15

Corporate debt securities
Within 1 year	9,526	9,752	1.07	2.91	6,043	6,136	1.70	2.96
1 to 5 years	—	—	—	—	3,514	3,565	2.69	2.64
5 to 10 years	10,000	10,069	8.71	4.13	10,000	10,219	9.71	4.13
	19,526	19,821	5.06	3.04	19,557	19,920	4.98	2.98

Residential mortgage-backed securities	190,817	194,598	5.21	2.26	138,552	140,013	7.00	2.68

Commercial mortgage-backed securities	33,150	35,263	2.84	2.65	34,495	35,355	7.77	2.81
Total	$526,615	$550,007			$396,249	$397,752

(1)	Weighted average yields are not presented in this table on a fully taxable equivalent basis.

Goodwill and Other Intangible Assets

Our core deposit intangible representing the value of the acquired deposit base, is an amortizing intangible asset that is required to be tested for impairment only when events or circumstances indicate that impairment may exist. This core deposit intangible was fully amortized in the second quarter of 2019 as a result of the Branch Sale.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. We evaluate our goodwill annually as of October 1, or more frequently if necessary, to determine if any impairment exists. Factors that management considers in this assessment includes macroeconomic conditions, industry and market considerations, our overall financial performance and changes in the composition or carrying amount of net assets. Due to the impact of recent events related to COVID-19, including challenges from declines in market conditions, we performed an interim impairment test as of May 31, 2020 and an impairment test in connection with our annual goodwill assessment as of October 1, 2020 and concluded that our carrying value was not in excess of its fair value on either date. We considered the impact of COVID-19 on these factors as of December 31, 2020 and will continue to monitor triggering events related to the pandemic between annual impairment assessments.

Deposits

At December 31, 2020, total deposits were $3.2 billion, an increase of $662.5 million, or 27%, since December 31, 2019. Interest-bearing checking deposits increased $386.9 million while non-interest bearing demand deposits increased $209.1 million, or 25%, from December 31, 2019 to December 31, 2020. Time deposits also increased from December 31, 2019 to December 31, 2020 by $196.9 million due to the growth in the partnership with a fintech firm that offers CD-secured loans to its customers in order to build credit and/or improve their credit score. Brokered deposits increased by $12.6 million, or 15%. These increases were partially offset by decreases in savings and money market deposits of $143.1 million, or 12% during the same period.

Total average deposits from continuing operations for the year ended December 31, 2020 were $2.5 billion, an increase of $698.4 million, or 39%, from 2019. For the year ended December 31, 2020 compared to 2019, average noninterest-bearing demand deposits from continuing operations increased $250.6 million, or 42%, and average savings and money market deposits from continuing operations increased $153.0 million, or 18%. Average time deposits less than $250,000 increased from 2019 to 2020 due to the growth in the partnership with a fintech firm that offers CD-secured loans to its customers in order to build credit and/or improve their credit score.

Table 13 provides the average deposit balances as a percentage of total deposits for December 31, 2020, 2019, and 2018.

Table 13 - Average Deposits

(Dollars in thousands)

	December 31,
		% of		% of		% of
	2020	total	2019	total	2018	total
Non-interest bearing demand deposits	$840,421	34%	$589,862	30%	$538,110	24%
Interest-bearing demand deposits	461,195	19	277,242	14	280,037	13
Savings and money market deposits	983,504	39	830,523	42	720,988	32
Time deposits less than $250,000	128,579	5	16,398	1	3,092	—
Time deposits $250,000 or greater	6,730	—	6,674	—	6,954	—
Brokered deposits	83,274	3	84,601	4	84,105	4
Deposits from continuing operations	2,503,703	100	1,805,300	91	1,633,286	73
Deposits from discontinued operations	—	—	180,593	9	598,559	27
Total deposits	$2,503,703	100%	$1,985,893	100%	$2,231,845	100%

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater as of December 31, 2020. There were no brokered time deposits as of December 31, 2020.

Table 14 - Maturities of Time Deposits of $250,000 or More

(in thousands)

December 31, 2020
Time deposits maturing in:
Three months or less	$1,065
Over three through six months	3,100
Over six through twelve months	1,050
Over twelve months	1,567
$6,782

Short-Term Borrowings

There were no outstanding balances of federal funds purchased at December 31, 2020 and December 31, 2019.

As a member of the FHLB, we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At December 31, 2020 and 2019, we had no FHLB advances outstanding.

Long-Term Debt

On August 20, 2020, we issued 5.50% fixed-to-floating rate subordinated notes (the “Notes”) totaling $75 million in aggregate principal amount and callable at par plus accrued but unpaid interest on September 1, 2025. The Notes are due September 1, 2030 and bear a fixed rate of interest of 5.50% per year until September 1, 2025. From September 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month SOFR plus 536.3 basis points. The Notes were priced at 100% of their par value and qualify as Tier 2 regulatory capital.

On September 30, 2020, we redeemed its $50 million 6.25% fixed-to-floating rate subordinated notes due 2025, previously issued on September 28, 2015. The approximately one month overlap of the issuance and redemption of the old and new subordinated debt resulted in $521,000 in additional interest expense during the third quarter of 2020.

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

We aim to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, federal funds lines and other borrowing facilities. We aim to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At December 31, 2020, management believed that we had sufficient liquidity to meet our funding needs.

At December 31, 2020, we had access to $530.0 million in unsecured borrowings and $727.1 million in secured borrowings through various sources, including FHLB advances and access to federal funds. We also have the ability to attract more deposits by increasing rates.

We had $192.2 million in PPP loans outstanding as of December 31, 2020. The loans were funded from existing sources and will reduce available liquidity until the loans are forgiven or purchased by the SBA or third parties.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity at December 31, 2020 was $338.6 million, an increase of $12.1 million, or 4%, from December 31, 2019. Net income of $22.5 million for the year ended December 31, 2020 and an increase of $9.9 million in accumulated other comprehensive income were offset by $23.5 million in repurchases of 1,643,124 shares of common stock during 2020. The Bank paid intercompany dividends totaling $12.5 million to Atlantic Capital during 2020 to fund the repurchases. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

Tables 15 and 16 provide additional information regarding regulatory capital requirements and Atlantic Capital’s and the Bank’s capital levels. Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on derivatives qualifying as cash flow hedges, is excluded in the calculation of regulatory capital ratios.

Table 15 - Capital Ratios

(Dollars in thousands)

					Regulatory Guidelines
							Minimum Capital
	Consolidated		Bank				Plus Capital
	December 31,	December 31,	December 31,	December 31,		Well	Conservation Buffer
	2020	2019	2020	2019	Minimum	Capitalized	2020
Risk based ratios:
Common equity tier 1 capital	11.9%	12.0%	14.2%	13.8%	4.5%	6.5%	7.0%
Tier 1 Capital	11.9	12.0	14.2	13.8	6.0	8.0	8.5
Total capital	16.1	15.0	15.4	14.6	8.0	10.0	10.5
Leverage ratio	8.9	11.0	10.6	12.7	4.0	5.0	N/A

Common equity tier 1 capital	$292,890	$285,456	$349,779	$327,426
Tier 1 capital	292,890	285,456	349,779	327,426
Total capital	397,719	354,757	380,725	346,854

Risk weighted assets	2,470,185	2,372,001	2,471,702	2,371,384
Quarterly average total assets for leverage ratio	3,297,529	2,589,910	3,288,402	2,585,629

As of December 31, 2020, Atlantic Capital and the Bank remained “well-capitalized” under regulatory guidelines. See “Item 1. Business–Supervision and Regulation–Capital Adequacy” above for additional information.

Table 16 - Tier 1 Common Equity Under Basel III

(Dollars in thousands)

December 31, 2020
Tier 1 capital	$292,890
Less: restricted core capital	—
Tier 1 common equity	$292,890

Risk-adjusted assets	$2,470,185
Tier 1 common equity ratio	11.9%

Off-Balance Sheet Arrangements

We make contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At December 31, 2020, we had issued commitments to extend credit of approximately $813.8 million and standby letters of credit of approximately $16.1 million through various types of commercial lending arrangements.

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

Contractual Obligations

There have been no significant changes in our contractual obligations during the year ended December 31, 2020 as compared to the year ended December 31, 2019. Table 17 sets forth certain information about contractual cash obligations as of December 31, 2020.

Table 17 - Contractual Obligations

(in thousands)

	Payments Due by Period at December 31, 2020
				More than 5
	Less than 1 year	1‑3 years	3‑5 years	years	Total
Time deposits	$238,973	$2,196	$45	$114	$241,328
Deposits without a stated maturity	2,920,180	—	—	—	2,920,180
Operating lease obligations	2,176	4,445	3,841	7,532	17,994
Long-term debt	—	—	—	75,000	75,000
Total contractual cash obligations	$3,161,329	$6,641	$3,886	$82,646	$3,254,502

RISK MANAGEMENT

Effective risk management is critical to our success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although we do not have total assets in excess of $10 billion, the Audit Committee and the Audit and Risk Committee of the Bank’s board of directors provide oversight of enterprise-wide risk management activities. These committees review our activities in identifying, measuring, and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, market, operational, strategic, financial and reputational risks.) The committee monitors management’s execution of risk management practices in accordance with the board of directors’ risk appetite, reviews supervisory examination reports together with management’s response to such examinations and discusses legal matters that may have a material impact on the financial statements or our compliance policies. With guidance from and oversight by the Audit Committee and the Bank’s Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

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

Liquidity Risk

Liquidity risk is the risk that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding or that we cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Consequently, we closely monitor our cash position, on-balance sheet liquidity and availability of outside funding sources to ensure these are adequate to ensure we can meet all our obligations and regulatory expectations.

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

We assess interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. With rates rising, the estimated increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Our loan portfolio consists of approximately half floating rate loans and half fixed rate loans. Our core client deposits are likely to allow us to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of our total deposits.

Compliance Risk

Compliance risk is the risk to current or anticipated earnings or capital arising from violations of laws, rules or regulations, or from non-conformity with prescribed practices, internal policies and procedures or ethical standards. This risk exposes us to fines, civil monetary penalties, payment of damages and the voiding of contracts. Compliance risk can result in diminished reputation, reduced enterprise value, limited business opportunities and decreased expansion potential.

A unit within our Enterprise Risk Management division executes an annual compliance monitoring schedule that is risk-based. Our Internal Audit unit also conducts reviews that include compliance. Results of these monitoring and Internal Audit activities are reported to management as well as the Board of Directors. Any issues encountered are tracked to adequate solution and reported. Compliance and other risk management is integrated within our business units as a first line of defense, with compliance monitoring being a second line and Internal Audit being a third line of defense. Our operations are also reviewed by an external accounting firm and are subject to examination by federal banking agencies.

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

Operational Risk

Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes, people and systems or from external events. It includes legal risk, which is the risk of loss arising from defective transactions, litigation or claims made, or the failure to adequately protect company-owned assets. An operational loss occurs when an event results in a loss or reserve originating from operational risk.

We have developed and employ measures that guide business functions in identifying, measuring, responding to, monitoring and reporting on possible operational losses to the organization. This drives internal risk conversations and enables us to clearly and transparently communicate to external stakeholders the level of potential operational risk we face, both presently and in the future, and our position on managing it to acceptable levels.

Strategic and Reputation Risk

Strategic risk is the risk of financial loss, diminished stakeholder confidence, or negative impact to human capital resulting from ineffective strategy setting and execution, adverse business decisions, or lack of responsiveness to changes in the banking industry and operating environment. We are committed to fulfilling our overall strategic objectives by selecting business strategies and operating businesses in a manner consistent with achieving profitability/earnings growth and maintaining strong confidence and trust with our key stakeholders.

Reputation risk is the risk to current or anticipated earnings, capital, enterprise value, our brand, and public confidence arising from negative publicity or public opinion, whether real or perceived, regarding our business practices, products, services, transactions, or other activities undertaken by us, our representatives, or our partners. A negative reputation may impair our relationships with clients, associates, communities or shareholders, and it is often a residual risk that arises when other risks are not managed properly.

We produce and regularly update a strategic plan as a guide to our operations. That plan is presented to and approved by the Board of Directors. Management also produces annual financial plans that are consistent with our strategic objectives. Financial results versus plan are presented to and discussed with the Board of Directors regularly.

Customer complaints and legal actions taken against us can be valuable indicators of reputation risk. We track and monitor customer complaints through their resolution and make regular reports to the Board of Directors. We also track legal actions in process against us and report their status regularly to the Board of Directors. Our management of compliance risk, as outlined in the Compliance Risk section above, is also valuable to managing reputation risk.

Table 18 provides the impact on net interest income resulting from various interest rate shock scenarios as of December 31, 2020 and 2019.

Table 18 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	December 31, 2020	December 31, 2019
‑200	(8.85)%	(17.56)%
‑100	(6.49)	(9.88)
+100	15.26	9.83
+200	30.82	19.24
+300	46.24	28.28

Increases in year-end deposits, mainly in noninterest-bearing demand and interest-bearing checking, led to temporarily high cash balances at December 31, 2020. This contributed to the increase in asset sensitivity as compared to December 31, 2019.

We also utilize MVE as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using the MVE sensitivity analysis to study the impact of long-term cash flows on capital.

Table 19 presents the MVE profile as of December 31, 2020 and December 31, 2019.

Table 19 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	December 31, 2020	December 31, 2019
‑200	(3.03)%	(6.13)%
‑100	(3.58)	(3.73)
+100	5.89	2.58
+200	10.77	1.71
+300	12.65	0.68

We may utilize interest rate swaps, floors, collars or other derivative financial instruments in an attempt to manage our overall sensitivity to changes in interest rates.

Impact of Inflation and Changing Prices

The primary impact of inflation on our operations is reflected in increasing operating costs and non-interest expense. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, nor have the same magnitude, as changes in the prices of goods and services. Although not as critical to the banking industry as many other industries, inflationary factors may have some impact on our ability to grow, total assets, earnings and capital levels. We do not expect inflation to be a significant factor in our financial results in the near future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for the preparation, integrity, accuracy, and fair presentation of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The financial statements were prepared in conformity with GAAP and include amounts based on judgments and estimates by management. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with GAAP. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and a code of business conduct and ethics adopted by our Board of Directors that is applicable to all directors, officers, and employees of the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s chief executive officer and chief financial officer, as of December 31, 2020. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Capital Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Capital Bancshares, Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses, including the adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
Description of the Matter

The Company’s loans held for investment portfolio totaled $2.249 billion as of December 31, 2020 and the associated allowance for credit losses on loans (“ACL”) was $31.8 million. As discussed in Notes 1, and 6 to the consolidated financial statements, the allowance for credit losses on loans is a valuation account, calculated in accordance with ASC 326, that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The Company adopted ASC 326 effective January 1, 2020. As discussed in Note 1, upon adoption of ASC 326 the Company recognized an after-tax cumulative effect reduction to retained earnings of $72 thousand. The amount of each allowance account represented management’s best estimate of current expected credit losses over the contractual term of these financial instruments considering all relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. In calculating the allowance for credit losses on loans, loans were segmented into cohorts when similar characteristics exist. For each loan cohort, management measured expected credit losses over the life of each loan utilizing a cash flow methodology with probability of default (“PD”) and loss given default (“LGD”) for all cohorts with the exception of loans will full cash collateral or full guaranty. The PD calculation looks at the historical loan portfolio at particular points in time (each month during the lookback period) to determine the probability that the loans in a certain cohort will default over the next 12 month period. In cohorts where the Company’s historical data are insufficient due to less than 20 loans on average in the pool or zero defaults, management uses index PDs in place of the Company’s historical PDs. The LGD calculation looks at actual losses experienced over the entire lookback period for each cohort of loans. The aggregate loss amount is divided by the exposure at default to determine an

LGD rate. Due to very limited charge-off history, management uses index LGDs in place of the Company’s historical LGDs. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL and the calculation includes a 12-month PD forecast based on the Company’s regression model comparing nonperforming loan ratios to the national unemployment rate and unemployment rate forecasts. After the forecast period, PD rates revert on a straight-line basis to the long-term average rates. Management recognizes that all significant factors affecting the collectability of the loan portfolio are potentially not captured via the cash flow methodology, and adjusts the modeled historical losses by Qualitative and Environmental (“Q&E”) factors to incorporate relevant risks to form a sufficient basis to estimate credit losses. Management adjusts its estimate of expected credit losses through Q&E factor adjustments based upon the estimated level of risk.

Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the Q&E factor adjustments included in the ACL and complexity due to the implementation of the cash flow methodology. Management’s identification and measurement of the Q&E factor adjustments is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for establishing the ACL, including the implementation of the cash flow methodology and the Q&E factor adjustments of the ACL. We evaluated the design and tested the operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL, the accuracy of the calculation of the ACL, management’s review and approval of methodologies used to establish the ACL, including model validation, the completeness and accuracy of key inputs and assumptions used in the models, analysis of changes in various components of the ACL relative to changes in the Company’s loan portfolio and economy and evaluation of the overall reasonableness and appropriateness of the ACL. In doing so, we tested the operating effectiveness of review and approval controls in the Company’s governance process designed to identify and assess the Q&E factor adjustments which is meant to measure expected credit losses associated with factors not captured fully in the other components of the ACL.

To test the ACL, we performed audit procedures that included, among others, testing the appropriateness of the methodologies used by the Company to estimate the ACL, testing the completeness and accuracy of data and information used by the Company in estimating the components of the ACL, assessing the reasonableness of the model utilized, evaluating the appropriateness of assumptions used in estimating the Q&E factor adjustments, analyzing the changes in assumptions and various components of the ACL relative to changes in the Company’s loan portfolio and the economy and evaluating the appropriateness and level of the Q&E factor adjustments. For example, we 1) evaluated the potential impact of model imprecision and emerging risks related to changes in the environment resulting in the need for and levels of the Q&E factor adjustments; 2) analyzed the assumptions and modifications made to the Q&E factor adjustments; and 3) evaluated the appropriateness and completeness of risk factors used in determining the amount of the Q&E factor adjustments. With respect to the cash flow methodology, with the support of internal specialists, we evaluated model calculation design and reperformed the calculation for a sample of loans. We also evaluated the data and information utilized by management to estimate the Q&E factor adjustments by independently obtaining internal and external data and information to assess the appropriateness of the data and information used by management and to consider the existence of new and potentially contradictory information used. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Atlanta, Georgia

March 16, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Atlantic Capital Bancshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Atlantic Capital Bancshares, Inc. and its subsidiary’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlantic Capital Bancshares, Inc. and its subsidiary (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Atlantic Capital Bancshares, Inc. and its subsidiary as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 16, 2021

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2020	2019
ASSETS
Cash and due from banks	$16,865	$45,249
Interest-bearing deposits in banks	636,537	421,079
Cash and cash equivalents	653,402	466,328
Investment securities available for sale	335,423	282,461
Investment securities held to maturity, net of allowance for credit losses of $14 at December 31, 2020	200,156	116,972
Other investments	25,892	27,556
Loans held for sale	—	370
Loans held for investment	2,249,036	1,873,524
Less: Allowance for loan losses	(31,818)	(18,535)
Loans held for investment, net	2,217,218	1,854,989
Premises and equipment, net	21,589	22,536
Bank owned life insurance	72,856	66,421
Goodwill	19,925	19,925
Other intangibles, net	2,731	3,027
Other real estate owned	16	278
Other assets	66,409	49,516
Total assets	$3,615,617	$2,910,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,033,765	$824,646
Interest-bearing checking	760,638	373,727
Savings	625	1,219
Money market	1,030,753	1,173,218
Time	241,328	44,389
Brokered deposits	94,399	81,847
Total deposits	3,161,508	2,499,046
Long-term debt	73,807	49,873
Other liabilities	41,716	34,965
Total liabilities	3,277,031	2,583,884
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value - 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, no par value - 100,000,000 shares authorized; 20,394,912 and 21,751,026 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	209,942	230,265
Retained earnings	114,137	91,669
Accumulated other comprehensive income	14,507	4,561
Total shareholders’ equity	338,586	326,495
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,615,617	$2,910,379

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Year Ended December 31,

(in thousands, except per share data)	2020	2019	2018
INTEREST INCOME
Loans, including fees	$85,580	$93,022	$80,110
Investment securities	11,683	9,559	10,912
Interest and dividends on other interest-earning assets	1,733	3,266	3,738
Total interest income	98,996	105,847	94,760
INTEREST EXPENSE
Interest on deposits	7,820	20,392	12,506
Interest on Federal Home Loan Bank advances	54	817	2,399
Interest on federal funds purchased and securities sold under agreements to repurchase	41	479	304
Interest on long-term debt	4,108	3,295	3,304
Total interest expense	12,023	24,983	18,513
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	86,973	80,864	76,247
Provision for credit losses	17,446	2,712	1,946
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	69,527	78,152	74,301
NONINTEREST INCOME
Service charges	4,871	3,587	3,215
(Losses) gains on sales of securities	(23)	907	(1,855)
(Losses) gains on sales of other assets	(146)	127	(154)
Trust income	—	—	1,025
Derivatives income (loss)	257	(322)	308
Bank owned life insurance	1,460	1,546	1,506
SBA lending activities	3,104	4,178	3,606
Gain on sale of trust business	—	—	1,681
Other noninterest income	762	702	715
Total noninterest income	10,285	10,725	10,047
NONINTEREST EXPENSE
Salaries and employee benefits	34,229	34,537	31,766
Occupancy	3,183	2,888	2,972
Equipment and software	3,337	3,103	2,817
Professional services	2,745	2,908	3,511
Communications and data processing	3,113	3,199	2,676
Marketing and business development	517	845	710
Travel, meals and entertainment	227	679	756
FDIC premiums	629	217	562
Other noninterest expense	4,679	4,732	4,221
Total noninterest expense	52,659	53,108	49,991
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	27,153	35,769	34,357
Provision for income taxes	4,613	7,611	6,307
NET INCOME FROM CONTINUING OPERATIONS	22,540	28,158	28,050
DISCONTINUED OPERATIONS
Income from discontinued operations	$—	$28,690	$643
Provision for income taxes	—	6,993	161
Net income from discontinued operations	—	21,697	482
NET INCOME	$22,540	$49,855	$28,532

Net income per common share ‑ basic
Net income per common share - continuing operations	$1.06	$1.21	$1.08
Net income per common share - discontinued operations	—	0.93	0.02
Net income per common share ‑ basic	$1.06	$2.14	$1.10
Net income per common share ‑ diluted
Net income per common share - continuing operations	$1.05	$1.20	$1.07
Net income per common share - discontinued operations	—	0.92	0.02
Net income per common share ‑ diluted	$1.05	$2.12	$1.09

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Net income	$22,540	$49,855	$28,532
Other comprehensive income
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $1,427, $3,974 and ($2,018), respectively	4,353	11,914	(6,052)
Reclassification adjustment for losses (gains) included in net income net of tax of $6, ($277) and $464, respectively	17	(680)	1,391
Unrealized gains (losses) on available-for-sale securities, net of tax	4,370	11,234	(4,661)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $1,829, $1,211 and ($313), respectively	5,576	3,632	(941)
Changes from cash flow hedges	5,576	3,632	(941)
Other comprehensive income (loss), net of tax	9,946	14,866	(5,602)
Comprehensive income	$32,486	$64,721	$22,930

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2017	25,712,909	$299,474	$12,810	$(3,859)	$308,425
Comprehensive (loss) income:
Net income	—	—	28,532	—	28,532
Reclassification of tax effects from AOCI	—	—	844	(844)	—
Change in unrealized gains (losses) on investment securities available-for- sale, net	—	—	—	(4,661)	(4,661)
Change in unrealized gains (losses) on derivatives	—	—	—	(941)	(941)
Total comprehensive income (loss)					22,930
Change in accounting principle - revenue recognition	—	—	1	—	1
Net issuance of restricted stock	50,753	—	—	—	—
Issuance of common stock for option exercises	310,016	4,097	—	—	4,097
Issuance of common stock for long-term incentive plan	38,841	687	—	—	687
Restricted stock activity	—	1,158	—	—	1,158
Stock-based compensation	—	242	—	—	242
Performance share compensation	—	290	—	—	290
Stock repurchases	(822,100)	(14,177)	—	—	(14,177)
Balance - December 31, 2018	25,290,419	$291,771	$42,187	$(10,305)	$323,653
Comprehensive (loss) income:
Net income	—	—	49,855	—	49,855
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	11,234	11,234
Change in unrealized gains on derivatives	—	—	—	3,632	3,632
Total comprehensive income					64,721
Change in accounting principle - leases	—	—	(373)	—	(373)
Net issuance of restricted stock	29,501	—	—	—	—
Issuance of common stock for option exercises	90,330	1,153	—	—	1,153
Issuance of common stock for long-term incentive plan	35,678	655	—	—	655
Restricted stock activity	—	908	—	—	908
Stock-based compensation	—	169	—	—	169
Performance share compensation	—	422	—	—	422
Stock repurchases	(3,694,902)	(64,813)	—	—	(64,813)
Balance - December 31, 2019	21,751,026	$230,265	$91,669	$4,561	$326,495
Comprehensive (loss) income:
Net income	—	—	22,540	—	22,540
Change in unrealized gains (losses) on investment securities available-for- sale, net	—	—	—	4,370	4,370
Change in unrealized gains (losses) on derivatives	—	—	—	5,576	5,576
Total comprehensive (loss) income					32,486
Change in accounting principle – allowance for credit losses	—	—	(72)	—	(72)
Net issuance of restricted stock	162,805	—	—	—	—
Issuance of common stock for option exercises	98,940	815	—	—	815
Issuance of common stock for long-term incentive plan	25,265	444	—	—	444
Restricted stock activity	—	1,419	—	—	1,419
Stock-based compensation	—	59	—	—	59
Performance share compensation	—	476	—	—	476
Stock repurchases	(1,643,124)	(23,536)	—	—	(23,536)
Balance - December 31, 2020	20,394,912	$209,942	$114,137	$14,507	$338,586

See accompanying notes to consolidated financial statements.

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income from continuing operations	$22,540	$28,158	$28,050
Net income from discontinued operations, net of tax	—	21,697	482
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	17,446	2,712	1,946
Depreciation, amortization, and accretion	5,145	3,361	4,671
Amortization of operating lease right-of-use assets	2,009	2,004	—
Amortization of restricted stock and performance share compensation	1,961	1,330	1,448
Stock option compensation	59	169	242
Deferred income tax (benefit) expense	(313)	10,381	2,226
(Gain) loss on sales of available-for-sale securities	23	(907)	1,855
Loss on disposition of premises and equipment, net	8	27	214
Net write downs and (gains) losses on sales of other real estate owned	218	(154)	222
SBIC impairment	—	26	228
Net increase in cash value of bank owned life insurance	(1,435)	(1,474)	(1,482)
(Gain) on bank owned life insurance	—	(46)	—
Net (gains) on sale of branches	—	(34,475)	—
Net (gain) on sale of trust business	—	—	(1,681)
Origination of servicing assets	(834)	(1,226)	(823)
Proceeds from sales of SBA loans	46,482	68,748	56,620
Net (gains) on sale of SBA loans	(2,398)	(3,594)	(3,089)
Changes in operating assets and liabilities -
Net change in loans held for sale	370	5,519	(776)
Net change in operating lease right-of-use assets	—	(3,883)	—
Net (increase) decrease in other assets	(11,786)	(2,385)	6,511
Net increase (decrease) in accrued expenses and other liabilities	4,894	(13,410)	720
Net cash provided by operating activities	84,389	82,578	97,584
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	35,868	40,342	50,380
Maturities and calls	3,880	5,430	365
Sales	385	116,963	62,087
Purchases	(88,607)	(28,282)	(77,036)
Activity in securities held to maturity:
Purchases	(83,572)	(117,043)	—
Net change in loans held for investment	(422,637)	(212,730)	(270,097)
Net change in assets held for sale - discontinued operations	—	(11,789)	42,412
(Purchases) proceeds of FHLB stock, net	61	(58)	1,766
(Purchases) proceeds of FRB stock, net	(82)	(92)	(114)
(Purchases) of bank owned life insurance	(5,000)	—	—
Proceeds from bank owned life insurance benefits	—	248	—
Proceeds from sales of other real estate owned	1,075	847	496
Net cash (paid) for branch divestiture	—	(166,755)	—
Proceeds from sale of premises and equipment	—	—	2
(Purchases) of premises and equipment, net	(3,426)	(1,155)	(7,884)
Net cash (used in) investing activities	(562,055)	(374,074)	(197,623)
FINANCING ACTIVITIES
Net change in deposits	662,461	546,532	87,379
Net change in liabilities to be assumed - discontinued operations	—	6,560	6,119
Proceeds from FHLB advances	345,000	738,000	1,435,100
Repayments of FHLB advances	(345,000)	(738,000)	(1,480,100)
Proceeds from exercise of stock options	815	1,153	4,096
Issuance of subordinated debt	75,000	—	—
Repayment of subordinated debt	(50,000)	—	—
Repurchase of common stock	(23,536)	(64,813)	(14,177)
Net cash provided by financing activities	664,740	489,432	38,417
NET CHANGE IN CASH AND CASH EQUIVALENTS	187,074	197,936	(61,622)
CASH AND CASH EQUIVALENTS – beginning of period	466,328	268,392	330,014
CASH AND CASH EQUIVALENTS – end of period	$653,402	$466,328	$268,392
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$11,266	$26,960	$22,562
Income taxes paid	4,583	2,190	270

See accompanying notes to consolidated financial statements.

ATLANTIC CAPITAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accounting and financial reporting policies of Atlantic Capital Bancshares, Inc. (“Atlantic Capital”) and its subsidiary conform to GAAP and general banking industry practices. All material intercompany balances and transactions have been eliminated.

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

For available-for-sale securities in an unrealized loss position, management first assesses whether it intends to sell, or is more likely than not be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, Atlantic Capital evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in OCI.

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

Federal Home Loan Bank Stock/Federal Reserve Bank Stock

The Company holds FHLB and FRB stock. The Company accounts for the stock based on the industry guidance in Accounting Standard Codification 325-942, Investments - Other, which requires the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB and FRB stock at December 31, 2020 and 2019, and believes its holdings in the stock are ultimately recoverable at par.

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

The Company evaluates loans in accordance with the provisions within FASB ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are loans in which the Company has modified the terms and granted an economic concession to a borrower who is experiencing financial difficulties. These modifications may include interest rate reductions, term extensions and other concessions intended to minimize losses. Typically, loans accruing interest at the time of the modification remain on accrual status and are subject to the Company’s charge-off and nonaccrual policies. Loans on nonaccrual prior to modification remain on nonaccrual. TDRs may be returned to accrual status as outlined above. Interest income recognition on impaired loans is dependent upon nonaccrual status and loan type as discussed above.

Section 4013 “Temporary Relief From Troubled Debt Restructurings,” of the Coronavirus Aid, Relief, and Economic Security Act, passed by Congress and signed into law on March 27, 2020, allowed financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. On April 7, 2020, the Federal Financial Institutions Examination Council provided additional guidance in its Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). This guidance received concurrence from the FASB and clarified that loan modifications made under the following criteria are generally not considered TDRs if:

●	the modification is in response to the national emergency;
●	payments at the time the modification program is implemented; and
●	the modification is short-term (e.g., six months).

The 2021 Consolidated Appropriations Act extended the TDR relief outlined in Section 4013 of the Cares Act to the earlier of 60 days after the national emergency termination date or January 1, 2022.

During the year ended December 31, 2015, the Company acquired loans through a business combination. Certain loans showed evidence of credit deterioration. Following the Branch Sale in 2019, we no longer had any of these purchased loans with evidence of credit deterioration. A majority of the acquired loans did not show signs of credit deterioration and were accounted for under ASC 310-20. As such, the difference between the fair value and the unpaid principal balance of loans at acquisition is accreted into interest income over the life of the loan.

In the third quarter of 2012, the Bank entered into a sub-participation agreement with a commercial bank (the participating bank), whereby pursuant to the sub-participation agreement, the Bank purchases participation interests in single-family mortgage loans from the participating bank that has purchased ownership interests from unaffiliated mortgage originators that seek funding to facilitate the origination of single-family residential mortgage loans for sale in the secondary market. The originators underwrite and close mortgage loans consistent with established standards of approved investors and, once the sales close, the originators and the participating bank deliver the loans to the investors. Typically, the participating bank purchases up to an aggregate of a 99% ownership interest with the originators retaining the remaining 1% interest. The Bank typically purchases a 40% or less interest in the mortgage warehouse loans from the participating bank. These loans are held for short periods, usually less than 30 days. These mortgage warehouse loans are classified as held for investment as of December 31, 2019. There were no mortgage warehouse loans outstanding as of December 31, 2020.

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

Allowance for Loan Losses

Adoption of New Accounting Standard

On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. Additionally, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities.

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

Management utilizes relevant available information, from internal and external sources, relating to past events, current conditions, historical loss experience, and reasonable and supportable forecasts. The lookback period in the analysis includes historical data from June 2015 to present. Adjustments to historical loss information are made when management determines historical data are not likely reflective of the current portfolio such as limited data sets or lack of default or loss history. Management may selectively apply external market data to subjectively adjust the Company’s own loss history including index or peer data. Accrued interest receivable was excluded from the estimate of credit losses for loans except for accrued interest receivable on loans with deferrals.

Collective Assessment

The allowance for credit losses on loans is measured on a collective cohort basis when similar risk characteristics exist. Generally, collectively assessed loans are grouped by call report code and then risk grade grouping. Risk grade is grouped within each call code by pass, special mention, substandard, and doubtful. Other loan types are separated into their own cohorts due to specific risk characteristics for that pool of loans. Examples include CD-secured fintech loans, SBA purchased loans, PPP loans and TriNet loans.

The Company has elected a cash flow methodology with PD and LGD for all call code cohorts and TriNet. CD-secured fintech loans, PPP loans and SBA purchased loans are measured with zero risk due to cash collateral and full guaranty, respectively.

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

The Company recognizes that all significant factors that affect the collectability of the loan portfolio must be considered to determine the estimated credit losses as of the evaluation date. Furthermore, the collective assessment methodology, in and of itself and even when selectively adjusted by comparison to market and peer data, does not provide a sufficient basis to determine the estimated credit losses. The Company adjusts the modeled historical losses by a Qualitative and Environmental factor to incorporate all significant risks to form a sufficient basis to estimate the credit losses.

Individual Assessment

Loans classified as Nonaccrual, TDR, or Reasonably Expected TDR will be reviewed quarterly for potential individual assessment. Any loan classified as a Nonaccrual or TDR that is not determined to need individual assessment will be evaluated collectively within its respective cohort. All Reasonably Expected TDR loans will be evaluated individually to account for expected modifications in loan terms.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or fair value at the date of foreclosure, less estimated costs to sell. Any difference between the initial cost basis and the carrying value of the loan is charged to the allowance for loan losses at the date of the transfer to other real estate owned. Subsequent to foreclosure, any further declines in value of the assets are recorded as adjustments to the asset’s carrying amount and reported in noninterest expense, along with costs related to holding the properties, in the Consolidated Statements of Income.

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

Going Concern Assessment

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40 - Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern.”  This guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. No conditions or events, considered in the aggregate, raise substantial doubt about Atlantic Capital’s ability to continue as a going concern within one year after the date that the 2020 financial statements are issued or available to be issued.

NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuance of LIBOR. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the impact that the discontinuance of LIBOR will have on its existing contracts and consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to utilize a new impairment model known as CECL to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 was effective for public companies for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Entities apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted and this totaled $72,000, net of tax. For more information, refer to Note 1 of the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. Adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – DIVESTITURES AND DISCONTINUED OPERATIONS

Discontinued Operations

On April 5, 2019, the Bank completed the sale to FirstBank of its Tennessee and northwest Georgia banking operations, including 14 branches and the mortgage line of business. FirstBank assumed deposits and customer repurchase agreements of approximately $598 million and purchased approximately $385 million in loans. FirstBank paid a deposit premium equal to 6.25% of the balance of assumed deposits less a discount of 0.68% of purchased loans.

The income and expenses related to these branches for the years ended December 31, 2019 and 2018 are included in discontinued operations.

Sale of Southeastern Trust Company

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

The following table presents results of the discontinued operations for the years ended December 31, 2019 and 2018:

Components of Net Income from Discontinued Operations

	For the year ended December 31,
(in thousands)	2019	2018
Net interest income	$3,086	$14,140
Provision for loan losses	—	(3,097)
Net interest income after provision for loan losses	3,086	17,237
Service charges	527	1,922
Mortgage income	288	1,302
Gain on sale of branches	34,475	—
Other (loss) income	(1)	123
Total noninterest income	35,289	3,347
Salaries and employee benefits	2,757	11,714
Occupancy	410	2,016
Equipment and software	131	779
Amortization of intangibles	247	1,229
Communications and data processing	586	1,529
Divestiture expense	5,095	825
Other noninterest expense	459	1,849
Total noninterest expense	9,685	19,941
Net income before provision for income taxes	28,690	643
Provision for income taxes	6,993	161
Net income from discontinued operations	$21,697	$482

There were no assets or liabilities related to discontinued operations on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.

NOTE 4 – BALANCE SHEET OFFSETTING

Atlantic Capital enters into reverse repurchase agreements in order to invest short-term funds. The Company enters into repurchase agreements for short-term financing needs.

The following table presents a summary of amounts outstanding in derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of December 31, 2020 and 2019. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
(in thousands)	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2020	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$22,184	$—	$22,184	$—	$—	$22,184
Total	$22,184	$—	$22,184	$—	$—	$22,184

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$11,496	$—	$11,496	$(11,496)	$—	$—
Total	$11,496	$—	$11,496	$(11,496)	$—	$—

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2019	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$8,856	$—	$8,856	$—	$—	$8,856
Total	$8,856	$—	$8,856	$—	$—	$8,856

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$5,647	$—	$5,647	$(5,647)	$—	$—
Total	$5,647	$—	$5,647	$(5,647)	$—	$—

NOTE 5 – SECURITIES

The following table presents the amortized cost, fair value, and allowance for credit losses on securities available-for-sale and held-to-maturity at December 31, 2020 and December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2020
Available-For-Sale
U.S. states and political divisions	$78,117	$2,906	$(4)	$81,019
Trust preferred securities	4,835	—	(113)	4,722
Corporate debt securities	19,526	295	—	19,821
Residential mortgage-backed securities	190,817	4,023	(242)	194,598
Commercial mortgage-backed securities	33,150	2,123	(10)	35,263
Total available-for-sale	326,445	9,347	(369)	335,423

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	200,170	14,439	(25)	214,584	(14)	200,156
Total held-to-maturity	200,170	14,439	(25)	214,584	(14)	200,156

Total securities	$526,615	$23,786	$(394)	$550,007

		Gross	Gross
December 31, 2019	Amortized	Unrealized	Unrealized
Available-For-Sale	Cost	Gains	Losses	Fair Value
U.S. states and political divisions	$81,865	$863	$(243)	$82,485
Trust preferred securities	4,808	—	(120)	4,688
Corporate debt securities	19,557	363	—	19,920
Residential mortgage-backed securities	138,552	1,885	(424)	140,013
Commercial mortgage-backed securities	34,495	912	(52)	35,355
Total available-for-sale	279,277	4,023	(839)	282,461

Held-to-Maturity
U.S. states and political divisions	116,972	104	(1,785)	115,291
Total held-to-maturity	116,972	104	(1,785)	115,291
Total securities	$396,249	$4,127	$(2,624)	$397,752

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the year ended December 31, 2020.

	For the Year Ended December 31,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$—	$—	$—
Impact of adopting ASU 2016-13	13	7	20
Provision for credit losses	(3)	(3)	(6)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$10	$4	$14

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. Accrued interest receivable on held-to-maturity debt securities totaled $2.1 million at December 31, 2020 and $796,000 at December 31, 2019, is recorded in Other Assets on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at both December 31, 2020 and 2019, is recorded in Other Assets on the Consolidated Balance Sheets, and is not included in the estimate of credit losses.

Atlantic Capital monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2020, aggregated by credit quality indicator.

	Held-to-Maturity
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

December 31, 2020	(in thousands)
Aaa	$54,301	$22,836	$77,137
Aa1	37,048	14,803	51,851
Aa2	29,951	22,833	52,784
Aa3	12,147	4,044	16,191
A1	2,207	—	2,207
Total	$135,654	$64,516	$200,170

As of December 31, 2020, there were no debt securities held-to-maturity that were classified as either nonaccrual or past due over 89 days and still accruing.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Within 1 year	$9,526	$9,752	$—	$—
After 1 year through 5 years	2,771	2,901	—	—
After 5 years through 10 years	36,559	37,571	315	325
After 10 years	53,622	55,338	199,855	214,259
	102,478	105,562	200,170	214,584
Residential mortgage-backed securities	190,817	194,598	—	—
Commercial mortgage-backed securities	33,150	35,263	—	—
Total	$326,445	$335,423	$200,170	$214,584

The following table summarizes available-for-sale securities and held-to-maturity securities in an unrealized loss position as of December 31, 2020 and  December 31, 2019.

	Less than 12 months		12 months or greater		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Available-for-Sale
U.S. states and political divisions	$—	$—	$1,987	$(4)	$1,987	$(4)
Trust preferred securities	—	—	4,721	(113)	4,721	(113)
Residential mortgage-backed securities	68,042	(231)	205	(11)	68,247	(242)
Commercial mortgage-backed securities	3,750	(10)	—	—	3,750	(10)
Total available-for-sale	71,792	(241)	6,913	(128)	78,705	(369)
Held-to-Maturity
U.S. states and political divisions	2,241	(25)	—	—	2,241	(25)
Total held-to-maturity	2,241	(25)	—	—	2,241	(25)
Total securities	$74,033	$(266)	$6,913	$(128)	$80,946	$(394)

December 31, 2019
Available-for-Sale
U.S. states and political divisions	$20,019	$(190)	$4,090	$(53)	$24,109	$(243)
Trust preferred securities	—	—	4,687	(120)	4,687	(120)
Residential mortgage-backed securities	8,271	(26)	30,292	(398)	38,563	(424)
Commercial mortgage-backed securities	2,480	(52)	—	—	2,480	(52)
Total available-for-sale	30,770	(268)	39,069	(571)	69,839	(839)
Held-to-Maturity
U.S. states and political divisions	96,854	(1,785)	—	—	96,854	(1,785)
Total held-to-maturity	96,854	(1,785)	—	—	96,854	(1,785)
Total securities	$127,624	$(2,053)	$39,069	$(571)	$166,693	$(2,624)

At December 31, 2020, there were 13 available-for-sale securities and 1 held-to-maturity security that were in an unrealized loss position. At December 31, 2019, there were 77 available-for-sale securities and 35 held-to-maturity securities that were in an unrealized loss position. Atlantic Capital does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at December 31, 2020 and December 31, 2019 were attributable to changes in market interest rates. No credit impairment was recorded for those securities in an unrealized loss position for the years ended December 31, 2020 or 2019.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019

	(in thousands)
Proceeds from sales	$385	$116,963
Gross realized gains	$—	$1,675
Gross realized losses	(23)	(768)
Net gains on sales of securities	$(23)	$907

Investment securities with a carrying value of $43.9 million and $32.3 million were pledged to secure public funds and other borrowings at December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020 and December 31, 2019, Atlantic Capital had investments with a carrying value of $5.4 million and $4.7 million, respectively, in SBICs and other partnerships where Atlantic Capital is a limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the year ended December 31, 2020, the Company did not record any impairment on these SBICs. For the same period in 2019, the Company recorded an impairment in the amount of $26,000 on these SBICs. The impairment resulted from deterioration in the credit quality of one of the SBICs and their inability to pay distributions until their financial position improves. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of December 31, 2020 and December 31, 2019, is summarized below.

	December 31, 2020	December 31, 2019

	(in thousands)
Loans held for sale
Loans held for sale	—	370
Total loans held for sale	$—	$370

Loans held for investment
Commercial loans:
Commercial and industrial	$952,805	$705,115
Commercial real estate	909,101	916,328
Construction and land	145,595	127,540
Mortgage warehouse participations	—	13,941
Total commercial loans	2,007,501	1,762,924
Residential:
Residential mortgages	33,783	31,315
Home equity	25,443	25,002
Total residential loans	59,226	56,317
Consumer	176,066	37,765
Other	13,897	19,552
Total loans	2,256,690	1,876,558
Less net deferred fees and other unearned income	(7,654)	(3,034)
Less allowance for credit losses on loans	(31,818)	(18,535)
Loans held for investment, net	$2,217,218	$1,854,989

At December 31, 2020 and December 31, 2019, loans with a carrying value of $474.5 million and $729.6 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.

The fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At December 31, 2020, the unamortized balance of fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $262,000 compared to $279,000 at December 31, 2019.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. It is comprised of specific allowance for individually assessed loans and a general allowance for loans that are collectively assessed in pools with similar risk characteristics. The allowance is regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loan portfolio. Refer to Note 1, “Accounting Policies and Basis of Presentation” to the Consolidated Financial Statements for additional information. Accrued interest receivable totaled $10.8 million at December 31, 2020 and was reported in Other Assets on the Consolidated Balance Sheets. Included in the estimate of credit losses for loans was $49,000 related to accrued interest receivable totaling $4.4 million on loans with payment deferrals. The remaining balance of accrued interest receivable was excluded from the estimate of credit losses for loans.

The following table presents the balance and activity in the allowance for credit losses on loans by portfolio segment for the years ended December 31, 2020 and 2019.

	2020				2019
Year Ended December 31,	Commercial	Residential	Consumer	Total	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans:
Beginning balance, prior to adoption of ASC 326	$18,203	$145	$187	$18,535	$17,322	$292	$237	$17,851
Impact of adopting ASC 326	(947)	8	85	(854)	—	—	—	—
Provision for loan losses	15,171	706	615	16,492	2,910	(153)	(45)	2,712
Loans charged-off	(2,380)	(161)	—	(2,541)	(2,069)	(9)	(39)	(2,117)
Recoveries	174	1	11	186	40	15	34	89
Total ending allowance balance	$30,221	$699	$898	$31,818	$18,203	$145	$187	$18,535

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

Troubled Debt Restructurings

Atlantic Capital evaluates loans in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. TDRs are made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs do not accrue interest and are included as NPAs within NPLs. TDRs which are accruing interest based on the restructured terms are considered performing. For additional information, refer to Note 1, “Accounting Policies and Basis of Presentation” to the Consolidated Financial Statements.

As of December 31, 2020 and 2019, the Company had a recorded investment in TDRs of $14.2 million and $13.2 million, respectively. The Company allocated $656,000 in allowance for those loans with no commitments to lend additional funds at December 31, 2020. At December 31, 2019, the Company had commitments to lend additional funds of $4,000 on loans modified as TDRs.

Loans, by portfolio class, modified as TDRs during the years ended December 31, 2020 and 2019, are as follows.

	Number of Loans	Outstanding Balance	Increase in Allowance

		(in thousands)
Year Ended December 31, 2020
Commercial and industrial	1	$65	$2
Commercial real estate	1	1,919	172
Total	2	$1,984	$174

Year Ended December 31, 2019
Commercial and industrial	9	$4,699	$48
Commercial real estate	4	8,471	66
Total	13	$13,170	$114

The Company did not forgive any principal or give any interest rate reductions on TDRs during the years ended December 31, 2020 and 2019.

The following table presents by class, all loans modified as TDRs that defaulted during the year ended December 31, 2020 and within twelve months of their modification date. There were no subsequent defaults for TDRs for the year ended December 31, 2019. A TDR is considered to be in default once it becomes 90 days or more contractually past due under the modified terms.

e bye
	Twelve Months Ended
	December 31, 2020
Troubled debt restructurings that subsequently defaulted during the period within twelve months of their modification date:	Number of Loans	Outstanding Balance

(in thousands)
Commercial	2	$197
Total	2	$197

Section 4013 “Temporary Relief From Troubled Debt Restructurings,” of the Coronavirus Aid, Relief, and Economic Security Act, passed by Congress and signed into law on March 27, 2020, allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. This relief was extended by the 2021 Consolidated Appropriations Act. On April 7, 2020, the Federal Financial Institutions Examination Council provided additional guidance in its Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). This guidance received concurrence from the FASB and clarified that loan modifications made under the following criteria are generally not considered TDRs if:

●	the modification is in response to the national emergency;
●	the borrower was current on payments at the time the modification program is implemented; and
●	the modification is short-term (e.g., six months).

The Bank conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. The following is a summary of activity with respect to related-party loans in 2020 and 2019.

	2020	2019

	(in thousands)
Balance at January 1,	$—	$—
Additions	4	6
Repayments	(4)	(6)
Balance at December 31,	$—	$—

Atlantic Capital individually rates loans based on internal credit risk ratings using numerous factors, including thorough analysis of historical and expected cash flows, consumer credit risk scores (FICO), rating agency information, LTV ratios, collateral, collection experience, and other internal metrics. The likelihood of default of a credit transaction is graded in the Obligor Rating and is determined through credit analysis. Ratings are generally reviewed at least annually or more frequently if there is a material change in creditworthiness. Exceptions to this policy may include loans with commitments less than $1 million, well collateralized term loans and loans to individuals with limited exposure or complexity.

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

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving Loans
							Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total

	(in thousands)
December 31, 2020
Commercial - commercial and industrial:
Risk rating
Pass	$358,320	$130,466	$94,596	$44,706	$35,098	$16,621	$179,521	$859,328
Special mention	1,260	11,475	26,683	540	684	310	24,844	65,796
Substandard	—	4,069	7,917	2,436	997	5,474	6,779	27,672
Doubtful	—	—	9	—	—	—	—	9
Total commercial - commercial and industrial	$359,580	$146,010	$129,205	$47,682	$36,779	$22,405	$211,144	$952,805
Commercial - commercial real estate:
Risk rating
Pass	$88,246	$160,205	$146,807	$93,956	$123,959	$213,204	$9,189	$835,566
Special mention	—	21,964	1,534	—	865	4,142	175	28,680
Substandard	5,328	6,102	4,323	3,262	9,674	16,166	—	44,855
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial real estate loans	$93,574	$188,271	$152,664	$97,218	$134,498	$233,512	$9,364	$909,101
Commercial - construction and land:
Risk rating
Pass	$71,828	$57,807	$4,407	$—	$—	$720	$6,012	$140,774
Special mention	—	—	2,665	—	2,156	—	—	4,821
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial - construction and land loans	$71,828	$57,807	$7,072	$—	$2,156	$720	$6,012	$145,595
Residential - mortgages:
Risk rating
Pass	$9,848	$2,862	$14,040	$747	$2,817	$307	$—	$30,621
Special mention	1,237	—	857	753	—	—	—	2,847
Substandard	—	—	179	—	26	110	—	315
Doubtful	—	—	—	—	—	—	—	—
Total residential - mortgage loans	$11,085	$2,862	$15,076	$1,500	$2,843	$417	$—	$33,783
Residential - home equity:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$24,717	$24,717
Special mention	—	—	—	—	—	—	726	726
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential - home equity loans	$—	$—	$—	$—	$—	$—	$25,443	$25,443
Consumer:
Risk rating
Pass	$162,671	$5,429	$—	$50	$64	$4,964	$2,888	$176,066
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$162,671	$5,429	$—	$50	$64	$4,964	$2,888	$176,066
Consumer - other:
Risk rating
Pass	$—	$—	$4,609	$1,327	$—	$640	$5,748	$12,324
Special mention	—	1,117	—	—	—	—	—	1,117
Substandard	—	—	—	456	—	—	—	456
Doubtful	—	—	—	—	—	—	—	—
Total consumer - other loans	$—	$1,117	$4,609	$1,783	$—	$640	$5,748	$13,897

Total:
Pass	$690,913	$356,769	$264,459	$140,786	$161,938	$236,456	$228,075	$2,079,396
Special Mention	2,497	34,556	31,739	1,293	3,705	4,452	25,745	103,987
Substandard	5,328	10,171	12,419	6,154	10,697	21,750	6,779	73,298
Doubtful	—	—	9	—	—	—	—	9
Total	$698,738	$401,496	$308,626	$148,233	$176,340	$262,658	$260,599	$2,256,690

As of December 31, 2019, the risk category of loans by class of loans is as follows.

		Special	Substandard	Substandard	Doubtful
	Pass	Mention	Accruing	Nonaccruing	Nonaccruing	Total

	(in thousands)
December 31, 2019
Commercial and industrial	$648,895	$40,179	$10,051	$5,990	$-	$705,115
Commercial real estate	891,078	5,483	19,504	263	-	916,328
Construction and land	127,540	-	-	-	-	127,540
Residential mortgages	30,941	-	119	151	104	31,315
Home equity	24,302	-	-	700	-	25,002
Mortgage warehouse	13,941	-	-	-	-	13,941
Consumer/Other	56,336	500	481	-	-	57,317
Total Loans	$1,793,033	$46,162	$30,155	$7,104	$104	$1,876,558

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$2,597	$934	$3,531	$—
Commercial Real Estate	42	—	42	$—
Total commercial loans	2,639	934	3,573	—
Residential mortgages	205	—	205	1,084
Total loans	$2,844	$934	$3,778	$1,084

	Year Ended December 31, 2019
	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$3,840	$2,150	$5,990	$—
Commercial Real Estate	262	—	262	$85
Total commercial loans	4,102	2,150	6,252	85
Residential	256	—	256	—
Home Equity	700	—	700	—
Total loans	$5,058	$2,150	$7,208	$85

The gross additional interest income that would have been earned during the year ended December 31, 2020 had performing TDRs performed in accordance with the original terms is immaterial. Atlantic Capital recognized interest income on nonaccrual loans of $241,000, $301,000 and $227,000 during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents the amortized cost basis of collateral dependent impaired loans by class of loans as of December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Real		Business	SBA
	Property	Equipment	Assets	Guaranty	Total

Commercial and industrial	$2,165	$262	$150	$212	$2,789
Residential mortgages	205	—	—	—	205
Total loans	$2,370	$262	$150	$212	$2,994

	Year Ended December 31, 2019
	Real		Business	SBA
	Property	Equipment	Assets	Guaranty	Total

Commercial and industrial	$185	$476	$1,216	$206	$2,083
Total loans	$185	$476	$1,216	$206	$2,083

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 and 2019 by class of loans.

	As of December 31, 2020
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$1,166	$1,749	$817	$3,531	$7,263	$945,542	$952,805
Commercial real estate	4,008	357	—	42	4,407	904,694	909,101
Construction and land	—	—	—	—	—	145,595	145,595
Residential mortgages	479	925	267	205	1,876	31,907	33,783
Home equity	—	—	—	—	—	25,443	25,443
Consumer	10,374	5,776	—	—	16,150	173,813	189,963
Total Loans	$16,027	$8,807	$1,084	$3,778	$29,696	$2,226,994	$2,256,690

	As of December 31, 2019
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$4,069	$30	$—	$5,990	$10,089	$695,026	$705,115
Commercial real estate	1,194	—	85	262	1,541	914,787	916,328
Construction and land	—	—	—	—	—	127,540	127,540
Residential mortgages	707	—	—	256	963	30,352	31,315
Home equity	—	—	—	700	700	24,302	25,002
Mortgage warehouse	—	—	—	—	—	13,941	13,941
Consumer	136	—	—	—	136	57,181	57,317
Total Loans	$6,106	$30	$85	$7,208	$13,429	$1,863,129	$1,876,558

The following table presents loans repurchased and/or cash proceeds from loans sold during the years ended December 31, 2020 and 2019 by portfolio class. Of the loans sold where we have continuing involvement, $10.1 million and $8.9 million were delinquent at December 31, 2020 and 2019, respectively. These amounts are included in the past due table above.

	Year Ended December 31, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$2,474	$1,467	$-	$3,941
SBA Sales	32,293	13,353	836	46,482
Total Loans	$34,767	$14,820	$836	$50,423

	Year Ended December 31, 2019
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$2,754	$2,271	$-	$5,025
SBA Sales	48,282	20,074	392	68,748
Total Loans	$51,036	$22,345	$392	$73,773

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	As of December 31,
	2020	2019

	(in thousands)
Land and improvements	$—	$—
Buildings and improvements	—	—
Leasehold improvements	11,018	9,040
Equipment, furniture and software	12,982	11,636
Right of use asset - leases	9,931	11,940
Projects in process	150	147
Premises and equipment-gross	34,081	32,763
Accumulated depreciation	(12,492)	(10,227)
Premises and equipment-net	$21,589	$22,536

Depreciation expense was $2.4 million, $1.8 million, and $1.9 million in 2020, 2019, and 2018, respectively.

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

The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of December 31, 2020, operating lease ROU assets and liabilities were $9.9 million and $14.9 million, respectively, compared to $11.9 million and $16.9 million, respectively, as of December 31, 2019. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets. Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component. The Company’s leases include variable lease payments with annual increases based on changes in market rental rates.

Rent expense, which was included in occupancy expense in the Consolidated Statements of Income, for the years ended December 31, 2020, 2019, and 2018 was $2.2 million, $2.3 million, and $3.1 million, respectively,

The table below summarizes the Company’s net lease cost:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Operating lease cost	$2,195	$2,274
Short-term lease cost	30	44
Sublease income	(366)	(252)
Net lease cost	$1,859	$2,066

The tables below summarize other information related to the Company’s operating leases:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$2,125	$1,944
ROU assets obtained in exchange for new finance lease liabilities	—	17,807

	As of December 31,
	2020	2019
Weighted-average remaining lease term - operating leases	8.3 years	9.0 years

Weighted-average discount rate - operating leases	3.03%	3.05%

The table below summarizes the maturity of remaining lease liabilities:

December 31, 2020
(in thousands)
Twelve Months Ended:
December 31, 2021	$2,176
December 31, 2022	2,419
December 31, 2023	2,026
December 31, 2024	1,937
December 31, 2025	1,904
Thereafter	7,532
Total future minimum lease payments	17,994
Less: Interest	(3,095)
Present value of net future minimum lease payments	$14,899

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Atlantic Capital tests goodwill for impairment annually in the fourth quarter. In assessing the possibility that the Company's fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, Atlantic Capital considers all available evidence, including (i) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (ii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any. Atlantic Capital considered the declining market conditions generated by the COVID-19 pandemic during 2020 and performed an interim impairment test as of May 31, 2020 and an impairment test in connection with the annual goodwill assessment as of October 1, 2020, which incorporated a combination of income and market valuation approaches and indicated that no impairment existed surrounding goodwill on either date. Atlantic Capital continued to assess events and circumstances through the date of the filing of this Annual Report on Form 10-K that could potentially indicate goodwill impairment including analyzing the impacts from the COVID-19 pandemic.

The carrying amount of goodwill and other intangible assets is summarized below:

	December 31,	December 31,
	2020	2019

	(in thousands)
Core deposit intangible	$—	$9,544
Less: accumulated amortization	—	(6,100)
Less: impairment to-date related to divested branches	—	(3,444)
Total core deposit intangible	—	—
Servicing assets, net	2,731	3,027
Total intangibles subject to amortization, net	2,731	3,027
Goodwill	19,925	19,925
Total goodwill and other intangible assets, net	$22,656	$22,952

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

Based on a relative fair value analysis performed through the date of the Branch Sale, goodwill impairment in the amount of $1.8 million related to the Branch Sale was recorded during the second quarter of 2019. The following table presents activity for goodwill and other intangible assets:

	Goodwill	Core Deposit Intangible	Total

	(in thousands)
Balance at December 31, 2018	$21,690	$1,405	$23,095
Amortization	—	(247)	(247)
Impairment, due to Branch Sale	(1,765)	(1,158)	(2,923)
Balance at December 31, 2019	19,925	—	19,925
Amortization	—	—	—
Balance at December 31, 2020	$19,925	$—	$19,925

Atlantic Capital recognized amortization expense on its core deposit intangible of $247,000 and $1.2 million for the years ended December 31, 2019 and 2018, respectively, which was included in noninterest expense. The Company recorded impairment due to the Branch Sale totaling $1.2 million during 2019. There were no events or circumstances that led management to believe that any impairment existed at December 31, 2020 in Atlantic Capital’s other intangible assets.

NOTE 9 – SERVICING RIGHTS

SBA Servicing Rights

SBA servicing rights are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing rights using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the balance of SBA loans sold and serviced by Atlantic Capital totaled $192.9 million and $185.5 million, respectively.

Changes in the balance of SBA servicing assets for the years ended December 31, 2020 and 2019 are presented in the following table.

	Year ended December 31,
SBA Loan Servicing Assets	2020	2019

	(in thousands)
Beginning carrying value, net	$2,731	$2,539
Additions	834	1,226
Amortization	(996)	(1,034)
Ending carrying value	$2,569	$2,731

At December 31, 2020 and 2019, the sensitivity of the fair value of the SBA loan servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	December 31, 2020	December 31, 2019

	(dollars in thousands)
Fair value of retained servicing assets	$2,907	$2,842
Weighted average life	3.17 years	3.77 years
Prepayment speed:	18.03%	14.87%
Decline in fair value due to a 10% adverse change	$(123)	$(150)
Decline in fair value due to a 20% adverse change	$(236)	$(254)
Weighted average discount rate	12.49%	13.66%
Decline in fair value due to a 100 bps adverse change	$(59)	$(98)
Decline in fair value due to a 200 bps adverse change	$(115)	$(156)

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

Changes in the balance of TriNet servicing assets for the years ended December 31, 2020 and 2019 are presented in the following table.

	Year Ended December 31,
TriNet Servicing Assets	2020	2019

	(in thousands)
Beginning carrying value, net	$296	$444
Amortization	(134)	(148)
Ending carrying value	$162	$296

At December 31, 2020 and 2019, the sensitivity of the fair value of the TriNet servicing rights to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	December 31, 2020	December 31, 2019

	(dollars in thousands)
Fair value of retained servicing assets	$298	$414
Weighted average life	4.58 years	5.58 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(3)	$(5)
Decline in fair value due to a 20% adverse change	$(6)	$(10)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(5)	$(9)
Decline in fair value due to a 200 bps adverse change	$(11)	$(18)

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

NOTE 10 – DEPOSITS

	December 31, 2020	December 31, 2019

	(in thousands)
Non-interest bearing demand deposits	$1,033,765	$824,646
Interest-bearing demand deposits	760,638	373,727
Savings and money market deposits	1,031,378	1,174,437
Time deposits less than $250,000	234,546	37,680
Time deposits $250,000 or greater	6,782	6,709
Brokered deposits	94,399	81,847
Total deposits	$3,161,508	$2,499,046

Time deposits less than $250,000 at December 31, 2020 increased compared to December 31, 2019 due to the Company’s growth in its fintech partnership with a financial technology firm that offers CD-secured loans to its customers in order to build credit and/or improve their credit score.

Brokered certificate of deposits issued in denominations of $100,000 or more are participated out by the deposit brokers in shares of $100,000 or less.

Overdrawn deposits accounts reclassified as loans were $1.3 million and $383,000 at December 31, 2020 and 2019, respectively. There were $43.9 million and $32.3 million in investment securities pledged to secure public deposits and other secured borrowings as of December 31, 2020 and 2019, respectively.

Deposits of certain officers, directors, and their associates totaled $8.9 million and $9.2 million as of December 31, 2020 and 2019, respectively.

The scheduled maturities of time and brokered deposits as of December 31, 2020 are as follows:

	Time	Brokered

	(in thousands)
2021	$238,973	$94,399
2022	1,872	—
2023	324	—
2024	45	—
2025	114	—
Total	$241,328	$94,399

NOTE 11 – OTHER BORROWINGS AND LONG TERM DEBT

As of December 31, 2020 and December 31, 2019, Atlantic Capital had no FHLB borrowings outstanding. Interest expense for FHLB borrowings for the years ended December 31, 2020, 2019, and 2018 was $54,000, $817,000, and $2.4 million, respectively. At December 31, 2020, the Company had available line of credit commitments with the FHLB totaling $877.1 million, with no outstanding FHLB advances. However, based on actual collateral pledged, $88.8 million was available.

At December 31, 2020, the Company had an available line of credit based on the collateral available of $256.7 million with the FRB of Atlanta. Interest expense on federal funds purchased for the years ended December 31, 2020, 2019, and 2018 totaled $41,000, $479,000, and $303,000, respectively.

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

Subordinated debt is summarized as follows:

	December 31, 2020	December 31, 2019

	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 6.25% until September 30, 2020	$—	$50,000
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 5.50% until September 1, 2025	75,000	—
Principal amount of subordinated debt	$75,000	$50,000
Less debt issuance costs	1,193	127
Subordinated debt, net	$73,807	$49,873

All subordinated debt outstanding at December 31, 2020 matures after more than five years.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives. The following tables present a summary of the changes in accumulated other comprehensive income (loss) balances for the applicable periods.

	For the Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
		Income			Income			Income
		Tax			Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$6,081	$(1,520)	$4,561	$(13,743)	$3,438	$(10,305)	$(6,274)	$2,415	$(3,859)
Reclassification of tax effects from AOCI	—	—	—	—	—	—	—	(844)	(844)
Unrealized net gains (losses) on investment securities available-for- sale	5,780	(1,427)	4,353	15,888	(3,974)	11,914	(8,070)	2,018	(6,052)
Reclassification adjustment for net realized losses (gains) on investment securities available-for-sale	23	(6)	17	(907)	227	(680)	1,855	(464)	1,391
Unrealized net gains (losses) on derivatives	7,405	(1,829)	5,576	4,843	(1,211)	3,632	(1,254)	313	(941)
Accumulated other comprehensive income (loss) end of period	$19,289	$(4,782)	$14,507	$6,081	$(1,520)	$4,561	$(13,743)	$3,438	$(10,305)

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

The following table represents the earnings per share calculations from continuing operations and discontinued operations for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018

(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)
Net income from continuing operations	$22,540	$28,158	$28,050
Net income from discontinued operations	—	21,697	482
Net income available to common shareholders	$22,540	$49,855	$28,532

Weighted average shares outstanding
Basic (1)	21,342,086	23,315,562	25,947,038
Effect of dilutive securities:
Stock options and performance share awards	85,636	162,439	164,717
Diluted	21,427,722	23,478,001	26,111,755

Net income per common share - basic
Net income per common share - continuing operations	$1.06	$1.21	$1.08
Net income per common share - discontinued operations	—	0.93	0.02
Net income per common share - basic	$1.06	$2.14	$1.10
Net income per common share - diluted
Net income per common share - continuing operations	$1.05	$1.20	$1.07
Net income per common share - discontinued operations	—	0.92	0.02
Net income per common share - diluted	$1.05	$2.12	$1.09
(1)	Unvested restricted shares are participating securities and included in basic share calculations.

Stock options outstanding of 150 and 2,124 at December 31, 2019 and 2018, respectively, have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares. There were no stock options outstanding at December 31, 2020 whose exercise price of the award was higher than the market value of the shares.

The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 20,394,912 and 21,751,026 shares of common stock issued and outstanding at December 31, 2020 and 2019, respectively. Atlantic Capital had no shares of preferred stock outstanding at December 31, 2020 or 2019.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. The Bank paid dividends totaling $12.5 million and $45.5 million to Atlantic Capital in 2020 and 2019, respectively. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

During the first quarter of 2020, the Company completed the $85.0 million stock repurchase program authorized by the Board of Directors on November 14, 2018. On March 4, 2020, the Board of Directors authorized a new stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock. The repurchase program commenced immediately with respect to $15 million of stock, and the remaining $10 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will constitute authorized but unissued shares. During 2020, the Company repurchased 1,643,124 shares totaling $23.5 million, of which 1,338,858 shares totaling $17.7 million were purchased under the new stock buyback program with the remaining shares purchased under the previous program. The Company initially paused repurchases in March 2020 as part of its holding company liquidity planning in response to the COVID-19 pandemic and resumed repurchases in August 2020.

NOTE 14 – INCOME TAXES

The components of income tax expense from continuing operations included in the Consolidated Statements of Income for the years ended were as follows:

	For the year ended December 31,
(in thousands)	2020	2019	2018
Current income tax expense (benefit):
Federal	$4,276	$(2,587)	$3,710
State	650	(183)	371
Total	4,926	(2,770)	4,081

Deferred income tax expense (benefit):
Federal	(80)	9,646	(1,798)
State	(233)	735	4,024
Total	(313)	10,381	2,226
Total income tax from continuing operations	$4,613	$7,611	$6,307

The income tax expense differs from the statutory rate of 21% in 2020, 2019 and 2018, as indicated in the following analysis:

	For the year ended December 31,
(in thousands)	2020	2019	2018
Tax expense (benefit) based on federal statutory rate	$5,702	$7,518	$7,215
State taxes, net of federal benefit	341	572	899
Income tax credits	(236)	(10)	(103)
Tax-exempt earnings	(1,434)	(822)	(717)
Excess benefit	100	4	(142)
Nondeductible expenses	65	135	116
Change in uncertain tax positions reserve	111	137	56
Change in valuation allowance	(16)	(111)	(996)
Other	(20)	188	(21)
Total income tax from continuing operations	$4,613	$7,611	$6,307

Deferred income tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws. The net deferred tax asset is included as a component of other assets at December 31, 2020 and 2019, and is comprised of the following:

(in thousands)	December 31, 2020	December 31, 2019
Net operating loss carryforward	$14,637	$15,743
Federal tax credits	5,342	5,342
Allowance for loan losses	7,692	4,545
Stock-based compensation	582	729
Other real estate owned	131	206
Transaction costs	72	152
Lease liability	3,613	4,158
Nonaccrual loan interest	418	509
Long term incentive plan	—	204
Other	2,697	2,197
Total gross deferred tax assets	35,184	33,785
Less: valuation allowance	(6,682)	(6,698)
Net deferred tax asset	28,502	27,087

Depreciation	2,338	626
Deferred loan costs	493	429
ROU asset - leases	2,408	2,944
Net unrealized gains on investment securities available‑for‑sale	2,220	796
Net unrealized gains on cash flow hedges	2,546	725
Other	141	301
Total gross deferred tax liabilities	10,146	5,821
Net deferred tax assets	$18,356	$21,266

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is deemed more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the four possible sources of taxable income including future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback years and tax-planning strategies that would, if necessary, be implemented. At December 31, 2020 and 2019, the Company had a valuation allowance of $6.7 million. This valuation allowance relates to the portion of net operating losses and credits that the Company will not be able to utilize due to limitations under Section 382 of the Internal Revenue Code.

ASC 740-10-65 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with ASC 740-10-65 and determined there are no uncertain tax positions that would have a material impact on the financial statements of the Company as of December 31, 2020.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows:

(in thousands)	2020	2019
Balance at beginning of year	$452	$278
Additions based on tax positions related to the current year	203	174
Decreases due to lapsed statute of limitations	(63)	—
Balance at end of year	$592	$452

The amount of unrecognized tax positions that would have impacted the effective tax rate if recognized was $468,000.

With the adoption of ASC 740-10-65, the Company elected to recognize accrued interest and penalties related to any future unrecognized tax benefits in current income tax expense. Interest in the amount of $87,000 and $65,000 was accrued as of

December 31, 2020 and 2019, respectively. The total amount of interest and penalties recognized in current income tax expense during 2020, 2019 and 2018 was $23,000, $14,000 and $11,000, respectively.

At December 31, 2020, Atlantic Capital had operating loss carryforwards for federal income tax purposes of $45.4 million, which are available to offset future federal taxable income, if any, through 2035. Atlantic Capital had operating loss carryforwards for state income tax purposes of $100 million, which are available to offset future state taxable income, if any, through 2035. Additionally, Atlantic Capital had general business credits of approximately $5.3 million, which are available to reduce future federal income taxes, if any through 2035.

The Company’s income tax returns remain subject to examination by both U.S. federal and state jurisdictions for tax years 2017 forward.

NOTE 15 - EMPLOYEE AND DIRECTOR BENEFIT PLANS

Defined Contribution Plan

Atlantic Capital sponsors a 401(k) qualified retirement plan that is qualified pursuant to Section 401 of the Internal Revenue Code. The plan is referred to as a “safe harbor 401(k) plan.” The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pre-tax or post-tax basis. The 401(k) plan has an auto enrollment feature starting with a 1% deferral rate for new participants who meet eligibility requirements. The plan also includes an automatic deferral escalation feature that increases each year by 1% up to a maximum of 5%. The plan provides for a safe harbor matching contribution by Atlantic Capital. The Company will make a matching contribution of 100% on participating employee’s deferrals up to 5% of their eligible compensation. Eligible employees are required to participate in the plan in order to receive the safe harbor matching contribution. The plan also provides that the Board of Directors may authorize matching contributions based on a percentage of the amount contributed by the employee and discretionary profit sharing contributions. Employees of the Company must meet certain requirements concerning minimum age and credited period of service to participate in the plan. During the years ended December 31, 2020, 2019, and 2018, the Company contributed approximately $1.1 million, $1.1 million, and $1.1 million, respectively, to this plan under its safe harbor provision.

Long-Term Incentive Plan

Atlantic Capital maintains a long-term incentive plan for certain key employees. Bonuses under the Executive Officer LTIP may be paid in lump sum in cash or in common stock or in any combination of cash and common stock. Awards are granted under the LTIP for a bonus period, which generally means a period of more than one year. Any shares of common stock earned under the LTIP are issued under and subject to the terms of the Company’s 2015 Stock Incentive Plan, as amended and restated. Awards are based on individual performance, business unit, division, or similar performance or Company-wide performance, or any combination of these performance objectives. Awards granted in 2020, 2019, and 2018 are earned, if at all, at the end of a three year period from the date of the awards. Compensation expense for the LTIP was $476,000, $765,000, and $879,000 for the years ended December 31, 2020, 2019, and 2018, respectively. Beginning in 2018, the LTIP issued performance share awards under the Company’s 2015 Stock Incentive Plan. The awards granted in 2020, 2019 and 2018 are accounted for as equity awards.

Stock Incentive Plans

Atlantic Capital sponsors a stock incentive plan for the benefit of directors and employees. Under the Company’s 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018) there were approximately 4,525,000 shares reserved for issuance to directors, employees, and independent contractors of Atlantic Capital and its affiliates. The Compensation Committee has the authority to grant the following: an incentive or nonqualified option; an SAR, which includes a related SAR or a freestanding SAR; a restricted award (including a restricted stock award or a restricted stock unit award); a performance award (including a performance share award or a performance unit award); a phantom stock award; an other stock-based award; a cash bonus award; a dividend equivalent award; or any other award granted under the plan.

As of December 31, 2020, approximately 2,987,000 additional awards could be granted under the plan. Through December 31, 2020, incentive stock options, nonqualified stock options, restricted stock awards, performance share awards, and other stock-based awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company accounts for stock options in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards in its Consolidated Statements of Income. According to ASC 718, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. Total stock-based compensation expense recognized by the Company during 2020, 2019, and 2018 for stock option grants was $59,000, $169,000, and $242,000, respectively. Unrecognized stock-based compensation expense related to stock option grants at December 31, 2020, 2019, and 2018 was $0, $59,000, and $308,000, respectively. At December 31, 2020, 2019, and 2018, the weighted average period over which this unrecognized expense is expected to be recognized was 0 years, 0.8 years, and 1.9 years, respectively. The weighted average remaining contractual life of options outstanding at December 31, 2020 was 1.9 years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The table below summarizes the assumptions used to calculate the fair value of options granted/modified during 2019 and 2018. No stock options were granted/modified during the year ended December 31, 2020.

	For the year ended December 31,
	2019	2018
Risk‑free interest rate	2.27%	1.66%
Expected term in years	1.73-1.82	0.25
Expected stock price volatility	26.8%	24.2%
Dividend yield	—%	—%

The following table represents stock option activity for the years ended December 31, 2020, 2019, and 2018:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, December 31, 2019	318,980	$11.47
Granted/modified(1)	—	—
Exercised	(103,940)	10.48
Forfeited(1)	—	—
Expired	(150)	75.91
Outstanding, December 31, 2020	214,890	$11.90	1.86	$861
Exercisable, December 31, 2020	214,890	$11.90	1.86	$861

Weighted average fair value of options granted/modified	$—

Outstanding, December 31, 2018	442,454	$12.02
Granted/modified(2)	12,500	10.00
Exercised	(90,330)	12.76
Forfeited(2)	(38,500)	13.17
Expired	(7,144)	17.79
Outstanding, December 31, 2019	318,980	$11.47	2.41	$2,203
Exercisable, December 31, 2019	308,980	$11.36	2.30	$2,170

Weighted average fair value of options granted/modified	$8.07

Outstanding, December 31, 2017	757,711	$12.66
Granted/modified(3)	15,000	14.64
Exercised	(310,016)	13.21
Forfeited(3)	(19,935)	14.08
Expired	(306)	105.97
Outstanding, December 31, 2018	442,454	$12.02	3.98	$1,990
Exercisable, December 31, 2018	396,454	$11.67	3.63	$1,919

Weighted average fair value of options granted/modified	$2.79
(1)	The Company did not grant/modify any options during the year ended December 31, 2020.
(2)	During the year ended December 31, 2019, the Company modified options for 12,500 shares. The modifications are included as shares granted/modified and as shares forfeited in this table.
(3)	During the year ended December 31, 2018, the Company modified options for 15,000 shares. The modifications are included as shares granted/modified and as shares forfeited in this table

The total fair value of shares vested during each of the years ended December 31, 2020, 2019, and 2018, was $70,500, $208,000, and $307,000, respectively.

In 2020 and 2019, the Company granted performance share awards under Atlantic Capital’s 2015 Stock Incentive Plan to members of executive management to evidence awards granted under the LTIP. The Company also granted restricted stock awards to certain employees in 2020 and 2019 under the 2015 Stock Incentive Plan. Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards are based on the fair value of Atlantic Capital’s stock at the grant date adjusted for market conditions, as well as the subsequent achievement of performance conditions over the vesting period. The value of restricted stock awards and performance share awards that are expected to vest is amortized into expense over the vesting period. Restricted stock awards may cliff vest over 1-3 years or vest on a pro-rata basis, generally over 3 years. The market value at the date of award is amortized by charges to compensation expense over the vesting period.

Compensation expense related to restricted stock during 2020, 2019 and 2018 was $1.8 million, $1.3 million, and $1.5 million, respectively. Unrecognized compensation expense associated with restricted stock was $3.2 million, $2.2 million, and $2.5 million as of December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, 2019, and 2018, the weighted average period over which this unrecognized expense is to be recognized was 2.1 years, 2.1 years, and 2.4 years, respectively. During 2020, 2019, and 2018, respectively, there were 278,855, 158,593, and 139,507 restricted stock and performance share awards granted at a weighted average grant price of $14.67, $19.19, and $19.79. per share.

The Company did not modify any options during the year ended December 31, 2020. During the year ended December 31, 2019, the Company modified options for 12,500 shares and 4,719 restricted stock awards to two individuals. During the year ended December 31, 2018, the Company modified options for 15,000 shares and 6,869 restricted stock awards to two individuals. The modifications allowed for the immediate vesting of the awards upon termination of service. The total incremental cost resulting from the modifications was approximately $31,000 and $111,000 for the years ended December 31, 2019 and 2018, respectively.

The following table represents restricted stock and performance share award activity for the years ended December 31, 2020, 2019, and 2018:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding, December 31, 2019	292,877	$19.00
Granted/modified	278,855	14.67
Vested	(118,340)	17.38
Forfeited	(17,644)	15.82
Outstanding, December 31, 2020	435,748	$16.80

Outstanding, December 31, 2018	272,695	$18.09
Granted/modified(1)	158,593	19.19
Vested	(70,748)	16.51
Forfeited(1)	(67,663)	18.34
Outstanding, December 31, 2019	292,877	$19.00

Outstanding, December 31, 2017	239,468	$15.69
Granted/modified(1)	139,507	19.79
Vested	(73,686)	14.51
Forfeited(1)	(32,594)	15.91
Outstanding, December 31, 2018	272,695	$18.09

(1)
During the years ended December 31, 2019 and 2018, the Company modified 4,719 and 6,869 restricted stock awards, respectively. The modifications are included as shares granted/modified and as shares forfeited in the table above.

NOTE 16 – DERIVATIVES AND HEDGING

Risk Management

Atlantic Capital’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.

Cash Flow Hedges

At December 31, 2020, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2020 and 2019, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $125.0 million and $175.0 million, respectively.

Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $1.7 million will be reclassified as a decrease to loan interest income over the next twelve months related to these cash flow hedges.

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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income and in net increase/decrease in other assets and accrued expenses and other liabilities in the Consolidated Statements of Cash Flows. At December 31, 2020 and 2019, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $68.4 million and $89.5 million, respectively.

Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At December 31, 2020 and 2019, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $137.1 million and $149.1 million, respectively.

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

In accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At December 31, 2020 and 2019, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $11.8 million and $13.6 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

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

To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At December 31, 2020 and 2019, Atlantic Capital had credit risk participation agreements with a notional amount of $5.8 million and $7.7 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of December 31, 2020 and 2019:

Derivatives designated as hedging instruments under ASC 815

		December 31, 2020		December 31, 2019
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$125,000	$10,799	$125,000	$3,578

Cash flow hedge of LIBOR based loans	Other liabilities	$—	$—	$50,000	$8

Derivatives not designated as hedging instruments under ASC 815

		December 31, 2020		December 31, 2019
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Customer swap positions	Other assets	$34,224	$2,057	$44,763	$1,025
Zero premium collar	Other assets	68,527	9,328	74,562	4,253
		$102,751	$11,385	$119,325	$5,278

Dealer offsets to customer swap positions	Other liabilities	$34,224	$2,087	$44,763	$1,090
Dealer offset to zero premium collar	Other liabilities	68,527	9,398	74,562	4,545
Credit risk participation	Other liabilities	5,782	11	7,657	4
		$108,533	$11,496	$126,982	$5,639

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2020 and 2019:

Derivatives not designated as hedging instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative
(in thousands)	Income on Derivative	Year Ended December 31,
		2020	2019
Interest rate products	Other income	$264	$(321)
Other contracts	Other income	(7)	(1)
Total		$257	$(322)

The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the years ended December 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives		Gain or (Loss) Reclassified from Accumulated OCI in Income
	(Effective Portion)		(Effective Portion)
(in thousands)	2020	2019	Location	2020	2019
Interest rate swaps	$7,325	$4,487	Interest income	$(1,892)	$(356)

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

CET1 Capital primarily includes qualifying common shareholders’ equity, retained earnings, accumulated other comprehensive income and certain minority interests. Goodwill, disallowed intangible assets and certain disallowed deferred tax assets are excluded from CET1 Capital.

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

To meet adequately capitalized regulatory requirements, an institution must maintain a CET1 Capital of 4.5%, a Tier 1 capital ratio of 6.0%, and a Total capital ratio of 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. The Bank must maintain a Tier 1 leverage ratio of at least 5.0% to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company’s consolidated financial statements.

The Basel III rules also introduced a capital conservation buffer which is fully phased in and is 2.5% of risk-weighted assets for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The Basel III rules were implemented in the first quarter of 2015. Under the final rule, certain banking organizations, including the Company, are permitted to make a one-time election to continue the current treatment of excluding from regulatory capital most AOCI components, including amounts relating to unrealized gains and losses on available-for-sale debt securities and amounts attributable to defined benefit post-retirement plans.The Company opted out of the AOCI treatment under these requirements and, as such, unrealized security gains and losses will continue to be excluded from bank regulatory capital.

As of December 31, 2020 and 2019, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. Management believes there are no conditions or events since the previous notification that have changed the institution’s categorizations.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	As of December 31, 2020
					To be Well Capitalized Under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 capital (to risk weighted assets):
Consolidated	$292,890	11.9%	$111,158	4.5%	N/A	N/A
Bank	349,779	14.2%	111,227	4.5%	160,661	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$292,890	11.9%	$148,211	6.0%	N/A	N/A
Bank	349,779	14.2%	148,302	6.0%	197,736	8.0%

Total capital (to risk weighted assets):
Consolidated	$397,719	16.1%	$197,615	8.0%	N/A	N/A
Bank	380,725	15.4%	197,736	8.0%	247,170	10.0%

Tier 1 capital (to average assets):
Consolidated	$292,890	8.9%	$131,901	4.0%	N/A	N/A
Bank	349,779	10.6%	131,536	4.0%	164,420	5.0%

	As of December 31, 2019
					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 capital (to risk weighted assets):
Consolidated	$285,456	12.0%	$106,740	4.5%	N/A	N/A
Bank	327,426	13.8%	106,698	4.5%	154,119	6.5%

Tier 1 capital (to risk weighted assets):
Consolidated	$285,456	12.0%	$142,320	6.0%	N/A	N/A
Bank	327,426	13.8%	142,264	6.0%	189,685	8.0%

Total capital (to risk weighted assets):
Consolidated	$354,757	15.0%	$189,760	8.0%	N/A	N/A
Bank	346,854	14.6%	189,685	8.0%	237,107	10.0%

Tier 1 capital (to average assets):
Consolidated	$285,456	11.0%	$103,596	4.0%	N/A	N/A
Bank	327,426	12.7%	103,425	4.0%	129,281	5.0%

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement. There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 during 2020 or 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2020 and 2019.

	Fair Value Measurements at December 31, 2020 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$81,019	$—	$81,019
Trust preferred securities	—	4,722	—	4,722
Corporate debt securities	—	19,821	—	19,821
Residential mortgage-backed securities	—	194,598	—	194,598
Commercial mortgage-backed securities	—	35,263	—	35,263
Total securities available-for-sale	$—	$335,423	$—	$335,423
Interest rate derivative assets	$—	$22,184	$—	$22,184
Interest rate derivative liabilities	$—	$11,496	$—	$11,496

	Fair Value Measurements at December 31, 2019 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$82,485	$—	$82,485
Trust preferred securities	—	4,688	—	4,688
Corporate debt securities	—	19,920	—	19,920
Mortgage-backed securities	—	175,368	—	175,368
Total securities available-for-sale	$—	$282,461	$—	$282,461
Interest rate derivative assets	$—	$8,856	$—	$8,856
Interest rate derivative liabilities	$—	$5,647	$—	$5,647

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. Atlantic Capital had no Level 3 securities as of December 31, 2020 and 2019.

For the years ended December 31, 2020 and 2019, there was no change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2020	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$2,844	$2,844

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2019	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$4,288	$4,288

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

The short maturity of Atlantic Capital’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits in other banks, other short-term investments, FRB stock and FHLB stock. The fair value of securities equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated used quoted market prices for similar securities or dealer quotes. Due to the short-term settlement of accrued interest receivable and payable, the carrying amount closely approximates fair value.

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

The following tables present the estimated fair values of Atlantic Capital’s financial instruments at December 31, 2020 and December 31, 2019.

	Fair Value Measurements at
	December 31, 2020 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$16,865	$16,865	$—	$—
Interest-bearing deposits in banks	636,537	636,537	—	—
Total securities available-for-sale	335,423	—	335,423	—
Total securities held-to-maturity	200,156	—	214,584	—
FHLB stock	2,619	—	—	2,619
FRB stock	10,080	—	—	10,080
Loans held for investment, net	2,249,036	—	—	2,285,222
Derivative assets	22,184	—	22,184	—
Financial liabilities:
Deposits	$3,161,508	$—	$3,120,246	$—
Subordinated debt	73,807	—	77,814	—
Derivative financial instruments	11,496	—	11,496	—

	Fair Value Measurements at
	December 31, 2019 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$45,249	$45,249	$—	$—
Interest-bearing deposits in banks	421,079	421,079	—	—
Total securities available-for-sale	282,461	—	282,461	—
Total securities held-to-maturity	116,972	—	115,291	—
FHLB stock	2,680	—	—	2,680
FRB stock	9,998	—	—	9,998
Loans held for investment, net	1,873,524	—	—	1,890,258
Loans held for sale	370	—	370	—
Derivative assets	8,856	—	8,856	—
Financial liabilities:
Deposits	$2,499,046	$—	$2,421,957	$—
Subordinated debt	49,873	—	50,081	—
Derivative financial instruments	5,647	—	5,647	—

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

Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit as well as a summary of minimum lease payments at December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019

	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$813,757	$735,905
Standby letters of credit	16,141	8,053
	$829,898	$743,958

Minimum lease payments	$17,994	$20,055

The Company also had commitments related to investment in SBICs totaling $2.0 million and $2.4 million at December 31, 2020 and 2019, respectively. In addition, Atlantic Capital had private equity commitments totaling $1.5 million at December 31, 2020. Atlantic Capital had no private equity commitments at December 31, 2019.

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

The following table presents service charges by type of service provided for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Deposit account analysis fees and charges	$4,214	$2,630	$2,166
ATM fees	80	58	223
NSF fees	37	57	97
Wire fees	188	483	426
Foreign exchange fees	347	352	288
Other	5	7	15
Total service charges - continuing operations	4,871	3,587	3,215
Service charges - discontinued operations	—	527	1,922
Total service charges	$4,871	$4,114	$5,137

Trust and Asset Management

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered. During the second quarter of 2018, Atlantic Capital sold its trust business. The following table presents trust income by type of service provided for the year ended December 31, 2018:

Year Ended December 31,
2018

Personal trust and agency accounts	$615
Employee benefit and retirement-related trust and agency accounts	120
Investment management and investment advisory agency accounts	216
Custody and safekeeping accounts	26
Other	48
$1,025

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.

NOTE 21 – ATLANTIC CAPITAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

(in thousands)

	December 31,
	2020	2019
Assets
Cash	$17,695	$7,752
Investment in subsidiary	395,475	368,465
Other assets	735	938
Total assets	$413,905	$377,155

Liabilities and shareholders’ equity
Long-term debt	$73,807	$49,873
Other liabilities	1,512	787
Total liabilities	75,319	50,660

Shareholders’ equity:
Common stock	209,942	230,265
Retained earnings	114,137	91,669
Accumulated other comprehensive income	14,507	4,561
Total shareholders’ equity	338,586	326,495
Total liabilities and shareholders’ equity	$413,905	$377,155

Statements of Income

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Income:
Dividends from bank	$12,500	$45,500	$30,000
Interest income	—	—	381
Total income	12,500	45,500	30,381

Expense:
Interest on long-term debt	4,108	3,294	3,304
Other expense	1,190	1,231	1,134
Total expense	5,298	4,525	4,438

Income before income tax expense and equity in undistributed earnings from subsidiary	7,202	40,975	25,943

Income tax benefit	(1,372)	(1,217)	(1,091)
Income before equity in undistributed earnings of subsidiary	8,574	42,192	27,034
Equity in undistributed earnings of subsidiary	13,966	7,663	1,498
Net income	$22,540	$49,855	$28,532

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$22,540	$49,855	$28,532

Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in undistributed earnings of subsidiary	(26,466)	(53,163)	(31,498)
Decrease (increase) in other assets	(1,635)	(1,521)	(705)
(Decrease) increase in other liabilities	725	173	169
Net cash (used in) operating activities	(4,836)	(4,656)	(3,502)

Investing activities
Net cash (used in) provided by investing activities	—	—	—

Financing activities
Issuance of subordinated debt	75,000	—	—
Repayment of subordinated debt	(50,000)	—	—
Proceeds from exercise of stock options	815	1,154	4,096
Cash dividends received	12,500	45,500	30,000
Repurchase of common stock	(23,536)	(64,814)	(14,177)
Net cash provided by (used in) financing activities	14,779	(18,160)	19,919
Net (decrease) increase in cash and cash equivalents	9,943	(22,816)	16,417
Cash equivalents, beginning of year	7,752	30,568	14,151
Cash equivalents, end of year	$17,695	$7,752	$30,568

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 is included in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal control over financial reporting. The report is included in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarterly period ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the information presented under the headings “Proposal 1 - Election of Directors,” “Directors and Executive Officers,” “Corporate Governance Matters” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the information presented under the headings “Corporate Governance Matters,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” in the Proxy Statement.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the information presented under the heading “Proposal 2 - Ratification of the Independent Registered Public Accounting Firm for 2021” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:
(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets at December 31, 2020 and December 31, 2019
(iii)	Consolidated Statements of Income for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(iv)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(v)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(vi)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(vii)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules: None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
(3)	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description
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

3.2

Amended and Restated Bylaws of Atlantic Capital Bancshares, Inc., which are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, (file no. 001-37615), initially filed with the Securities and Exchange Commission on January 19, 2017.

4.1

Form of Stock Certificate of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (file no. 333-204855), initially filed with the Securities and Exchange Commission on June 10, 2015.

4.2

Indenture, dated as of August 20, 2020, between Atlantic Capital Bancshares, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on August 21, 2020.

4.3

Form of 5.50% Fixed-to-Floating Rate Subordinated Note due 2030 of Atlantic Capital Bancshares, Inc., which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on August 21, 2020.

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

10.8*

Atlantic Capital Bancshares, Inc. Short-Term Incentive Plan, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on December 21, 2020.

10.9*

Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018), which is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file no. 001-37615), initially filed with the Securities and Exchange Commission on August 8, 2018.

10.10(a)*

Form of Restricted Stock Award Agreement (Employees - without Employment Agreement) under the 2015 Stock Incentive Plan (form in use prior to April 25, 2018), which is incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

10.10(b)*

Form of Restricted Stock Award Agreement (Employees - with Employment Agreement) under the 2015 Stock Incentive Plan (form in use prior to April 25, 2018), which is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (file no. 001-37615), filed with the Securities and Exchange Commission on March 30, 2016.

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

10.23*

Atlantic Capital Bancshares, Inc. Executive Severance and Change in Control Plan (with Form of Participation Agreement), which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on December 21, 2020.

10.24

Form of Stock Purchase Agreement by and between First Security Group, Inc. and each of the investors named therein, which is incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-4/A (file no. 333-204855), filed with the Securities and Exchange Commission on July 17, 2015.

10.25†

Purchase and Assumption Agreement, dated November 14, 2018, by and between Atlantic Capital Bank, N.A. and FirstBank, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on November 14, 2018.

10.26†

Form of Subordinated Note Purchase Agreement, dated as of August 20, 2020, by and among Atlantic Capital Bancshares, Inc. and the Purchasers, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on August 21, 2020.

10.27

Form of Registration Rights Agreement, dated as of August 20, 2020, by and among Atlantic Capital Bancshares, Inc. and the Purchasers, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on August 21, 2020.

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
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Income for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018; (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018; (v) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018; and (vi) the Notes to the Consolidated Financial Statements.

104

Cover Page Interactive Data File – The cover page from Atlantic Capital Bancshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (embedded within Exhibit 101).

*Management contract or compensatory plan or arrangement.

†Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2021.

ATLANTIC CAPITAL BANCSHARES, INC.

/s/ Douglas L. Williams
Douglas L. Williams
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick T. Oakes
Patrick T. Oakes
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2021.

Signature	Title

/s/ Douglas L. Williams	President, Chief Executive Officer and Director
Douglas L. Williams	(Principal Executive Officer)

/s/ Patrick T. Oakes	Executive Vice President and Chief Financial Officer
Patrick T. Oakes	(Principal Financial and Accounting Officer)

/s/ Walter M. Deriso, Jr.	Chairman of the Board
Walter M. Deriso, Jr.

/s/ Shantella E. Cooper	Director
Shantella E. Cooper

/s/ Henchy R. Enden	Director
Henchy R. Enden

/s/ James H. Graves	Director
James H. Graves

/s/ Douglas J. Hertz	Director
Douglas J. Hertz

/s/ Thomas M. Holder	Director
Thomas M. Holder

/s/ David H. Eidson	Director
David H. Eidson

/s/ Lizanne Thomas	Director
Lizanne Thomas

/s/ Marietta Edmunds Zakas	Director
Marietta Edmunds Zakas