Form 10-Q
period 2021-03-31
Atlantic Capital Bancshares, Inc.
filed 2021-05-07
CIK 1461755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 20,333,006 shares outstanding as of May 3, 2021

Atlantic Capital Bancshares, Inc.

Form 10-Q

INDEX

Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Annual Report	The Company’s Annual Report on Form 10-K as filed with the SEC on March 16, 2021
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses, which are subject to Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus disease
FASB	Financial Accounting Standards Board
FDIC FHLB	Federal Deposit Insurance Corporation Federal Home Loan Bank
FICO	Fair Isaac Corporation
First Security	First Security Group, Inc. and FSG Bank, N.A.
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	The London Interbank Offered Rate
LTIP	Long Term Incentive Plan
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MVE	Market value of equity
Nasdaq	Nasdaq Global Select Market
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
NPL	Nonperforming loan
OCI	Other comprehensive income
PPP	Paycheck Protection Program
ROU	Right-of-use
SAR	Stock appreciation right
SBA	Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$32,850	$16,865
Interest-bearing deposits in banks	612,966	636,537
Cash and cash equivalents	645,816	653,402
Investment securities available for sale	390,701	335,423
Investment securities held to maturity, net of allowance for credit losses of $14 at March 31, 2021 and December 31, 2020, respectively	222,535	200,156
Other investments	24,709	25,892
Loans held for sale	1,847	—
Loans held for investment	2,300,814	2,249,036
Less: Allowance for loan losses	(27,506)	(31,818)
Loans held for investment, net	2,273,308	2,217,218
Premises and equipment, net	20,633	21,589
Bank owned life insurance	73,223	72,856
Goodwill	19,925	19,925
Other intangibles, net	2,688	2,731
Other real estate owned	16	16
Other assets	57,267	66,409
Total assets	$3,732,668	$3,615,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,280,524	$1,033,765
Interest-bearing checking	485,540	760,638
Savings	562	625
Money market	1,142,361	1,030,753
Time	294,129	241,328
Brokered deposits	74,576	94,399
Total deposits	3,277,692	3,161,508
Long-term debt	73,878	73,807
Other liabilities	40,770	41,716
Total liabilities	3,392,340	3,277,031
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value - 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, no par value - 100,000,000 shares authorized; 20,354,077 and 20,394,912 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	207,047	209,942
Retained earnings	127,499	114,137
Accumulated other comprehensive income	5,782	14,507
Total shareholders’ equity	340,328	338,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,732,668	$3,615,617

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
INTEREST INCOME
Loans, including fees	$21,769	$22,426
Investment securities	3,374	2,732
Interest and dividends on other interest-earning assets	267	865
Total interest income	25,410	26,023
INTEREST EXPENSE
Interest on deposits	971	4,182
Interest on federal funds purchased and securities sold under agreements to repurchase	—	32
Interest on long-term debt	1,094	829
Total interest expense	2,065	5,043
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	23,345	20,980
Provision for credit losses	(4,519)	8,074
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	27,864	12,906
NONINTEREST INCOME
Service charges	1,663	1,232
Gains on sales of securities	2	—
Gains on sales of other assets	—	5
Derivatives income	47	246
Bank owned life insurance	391	362
SBA lending activities	1,225	414
Other noninterest income	234	163
Total noninterest income	3,562	2,422
NONINTEREST EXPENSE
Salaries and employee benefits	10,421	8,476
Occupancy	734	794
Equipment and software	774	779
Professional services	922	705
Communications and data processing	792	897
Marketing and business development	108	153
Travel, meals and entertainment	10	140
FDIC premiums	275	—
Other noninterest expense	1,113	933
Total noninterest expense	15,149	12,877
INCOME BEFORE PROVISION FOR INCOME TAXES	16,277	2,451
Provision for income taxes	2,915	327
NET INCOME	$13,362	$2,124

Net income per common share ‑ basic	0.66	0.10
Net income per common share ‑ diluted	0.65	0.10

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income	$13,362	$2,124
Other comprehensive income
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period, net of tax of ($1,857) and $1,077, respectively	(5,653)	3,317
Unrealized (losses) gains on available-for-sale securities, net of tax	(5,653)	3,317
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges, net of tax of ($1,009) and $2,114, respectively	(3,072)	6,468
Changes from cash flow hedges	(3,072)	6,468
Other comprehensive (loss) income, net of tax	(8,725)	9,785
Comprehensive income	$4,637	$11,909

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Three months ended March 31, 2021
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2020	20,394,912	$209,942	$114,137	$14,507	$338,586
Comprehensive income:
Net income	—	—	13,362	—	13,362
Change in unrealized gains (losses) on investment securities available-for-sale, net	—	—	—	(5,653)	(5,653)
Change in unrealized gains (losses) on cash flow hedges	—	—	—	(3,072)	(3,072)
Total comprehensive income					4,637
Net issuance of restricted stock	54,939	—	—	—	—
Issuance of common stock for option exercises	97,499	788	—	—	788
Issuance of common stock for long-term incentive plan	28,920	—	—	—	—
Restricted stock activity	—	310	—	—	310
Performance share activity	—	199	—	—	199
Stock repurchases	(222,193)	(4,192)	—	—	(4,192)
Balance - March 31, 2021	20,354,077	$207,047	$127,499	$5,782	$340,328

For the Three months ended March 31, 2020
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income	Total
Balance - December 31, 2019	21,751,026	$230,265	$91,669	$4,561	$326,495
Comprehensive income:
Net income	—	—	2,124	—	2,124
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	3,317	3,317
Change in unrealized gains on cash flow hedges	—	—	—	6,468	6,468
Total comprehensive income					11,909
Change in accounting principle - allowance for credit losses	—	—	(72)	—	(72)
Net issuance of restricted stock	68,067	—	—	—	—
Issuance of common stock for option exercises	54,486	535	—	—	535
Issuance of common stock for long-term incentive plan	25,265	444	—	—	444
Restricted stock activity	—	421	—	—	421
Stock-based compensation	—	17	—	—	17
Performance share compensation	—	(38)	—	—	(38)
Stock repurchases	(418,858)	(7,411)	—	—	(7,411)
Balance - March 31, 2020	21,479,986	$224,233	$93,721	$14,346	$332,300

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$13,362	$2,124
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(4,519)	8,074
Depreciation, amortization, and accretion	1,427	898
Amortization of operating lease right-of-use assets	445	555
Amortization of restricted stock and performance share compensation	753	258
Stock option compensation	—	17
(Gain) loss on sales of available-for-sale securities	(2)	—
Net write downs and (gains) losses on sales of other real estate owned	—	(5)
Net increase in cash value of bank owned life insurance	(367)	(340)
Origination of servicing assets	(236)	(105)
Proceeds from sales of SBA loans	13,139	6,399
Net (gains) on sale of SBA loans	(988)	(308)
Changes in operating assets and liabilities -
Net change in loans held for sale	(1,847)	370
Net (increase) decrease in other assets	8,414	(7,280)
Net increase (decrease) in accrued expenses and other liabilities	(702)	856
Net cash provided by operating activities	28,879	11,513
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	11,813	6,203
Maturities and calls	1,000	—
Sales	750	—
Purchases	(76,780)	—
Activity in securities held to maturity:
Prepayments	10	—
Purchases	(22,498)	(69,141)
Net change in loans held for investment	(64,167)	(65,909)
(Purchases) proceeds of Federal Home Loan Bank stock, net	811	—
(Purchases) proceeds of Federal Reserve Bank stock, net	(44)	—
Proceeds from sales of other real estate owned	—	88
(Purchases) of premises and equipment, net	(98)	(1,039)
Net cash (used in) investing activities	(149,203)	(129,798)
FINANCING ACTIVITIES
Net change in deposits	116,184	(273,927)
Net change in fed funds purchased	—	75,000
Proceeds from exercise of stock options	746	660
Repurchase of common stock	(4,192)	(7,411)
Net cash provided by (used in) financing activities	112,738	(205,678)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,586)	(323,963)
CASH AND CASH EQUIVALENTS – beginning of period	653,402	466,328
CASH AND CASH EQUIVALENTS – end of period	$645,816	$142,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$3,198	$5,850
Income taxes (refunded) paid	(11)	344

See Accompanying Notes to Consolidated Financial Statements

ATLANTIC CAPITAL BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accounting and financial reporting policies of Atlantic Capital Bancshares, Inc. (“Atlantic Capital” or the “Company”) and its subsidiary, Atlantic Capital Bank, N.A. (the “Bank”), conform to GAAP and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated.

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

NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuance of LIBOR. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is in the process of making the necessary adjustments to prepare for the impact that the discontinuance of LIBOR will have on its existing contracts and consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 was effective for interim and annual reporting periods beginning after December 15, 2020 and did not have a material impact on Atlantic Capital’s financial position or results of operations.

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.” This update clarifies that an entity should reevaluate whether a callable debt security meets the criteria to adjust the amortization period of any related premium at each reporting period. Adoption of this update, which was effective for Atlantic Capital as of January 1, 2021, did not have a material impact on the consolidated financial statements.

NOTE 3 – BALANCE SHEET OFFSETTING

Atlantic Capital enters into reverse repurchase agreements to invest short-term funds. Atlantic Capital enters into repurchase agreements for short-term financing needs.

The following table presents a summary of amounts outstanding in derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements and amounts received or pledged as collateral at March 31, 2021 and December 31, 2020. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
(in thousands)	Recognized	Offset on the	Asset	Financial	Collateral
March 31, 2021	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$13,480	$—	$13,480	$—	$(6,070)	$7,410
Total	$13,480	$—	$13,480	$—	$(6,070)	$7,410

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$6,868	$—	$6,868	$(6,868)	$330	$(6,538)
Total	$6,868	$—	$6,868	$(6,868)	$330	$(6,538)

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2020	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$22,184	$—	$22,184	$—	$—	$22,184
Total	$22,184	$—	$22,184	$—	$—	$22,184

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$11,496	$—	$11,496	$(11,496)	$330	$(11,166)
Total	$11,496	$—	$11,496	$(11,496)	$330	$(11,166)

NOTE 4 – SECURITIES

The following table presents the amortized cost, fair value, and allowance for credit losses on securities available-for-sale and held-to-maturity at March 31, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
March 31, 2021
Available-For-Sale
U.S. states and political divisions	$77,328	$2,080	$—	$79,408
Trust preferred securities	4,841	—	(33)	4,808
Corporate debt securities	20,519	166	(52)	20,633
Residential mortgage-backed securities	248,823	3,284	(5,563)	246,544
Commercial mortgage-backed securities	37,722	1,781	(195)	39,308
Total available-for-sale	389,233	7,311	(5,843)	390,701

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	222,549	9,105	(3,232)	228,422	(14)	222,535
Total held-to-maturity	222,549	9,105	(3,232)	228,422	(14)	222,535

Total securities	$611,782	$16,416	$(9,075)	$619,123

		Gross	Gross
December 31, 2020	Amortized	Unrealized	Unrealized
Available-For-Sale	Cost	Gains	Losses	Fair Value
U.S. states and political divisions	$78,117	$2,906	$(4)	$81,019
Trust preferred securities	4,835	—	(113)	4,722
Corporate debt securities	19,526	295	—	19,821
Residential mortgage-backed securities	190,817	4,023	(242)	194,598
Commercial mortgage-backed securities	33,150	2,123	(10)	35,263
Total available-for-sale	326,445	9,347	(369)	335,423

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	200,170	14,439	(25)	214,584	(14)	200,156
Total held-to-maturity	200,170	14,439	(25)	214,584	(14)	200,156
Total securities
	$526,615	$23,786	$(394)	$550,007

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31,
2021
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$10	$4	$14
Provision for credit losses	—	—	—
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$10	$4	$14

	For the Three Months Ended March 31,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$—	$—	$—
Impact of adopting ASU 2016-13	13	7	20
Provision for credit losses	(3)	(3)	(6)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$10	$4	$14

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. Accrued interest receivable on held-to-maturity debt securities totaled $1.6 million at March 31, 2021 and $2.1 million at December 31, 2020, is recorded in Other Assets on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on available-for-sale debt securities totaled $1.2 million at both March 31, 2021 and December 31, 2020, is recorded in Other Assets on the Consolidated Balance Sheets and is not included in the estimate of credit losses.

Atlantic Capital monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2021, aggregated by credit quality indicator.

	Held-to-Maturity
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

March 31, 2021	(in thousands)
Aaa	$60,808	$27,933	$88,741
Aa1	41,174	17,957	59,131
Aa2	34,019	22,825	56,844
Aa3	11,590	4,042	15,632
A1	2,201	—	2,201
Total	$149,792	$72,757	$222,549

As of March 31, 2021, there were no debt securities held-to-maturity that were classified as either nonaccrual or past due over 89 days and still accruing.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Within 1 year	$8,519	$8,685	$—	$—
After 1 year through 5 years	9,608	9,742	—	—
After 5 years through 10 years	34,247	34,912	312	314
After 10 years	50,314	51,510	222,237	228,108
	102,688	104,849	222,549	228,422
Residential mortgage-backed securities	248,823	246,544	—	—
Commercial mortgage-backed securities	37,722	39,308	—	—
Total	$389,233	$390,701	$222,549	$228,422

The following table summarizes available-for-sale and held-to-maturity securities in an unrealized loss position as of March 31, 2021 and December 31, 2020.

	Less than 12 months		12 months or greater		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Available-for-Sale
Trust preferred securities	$—	$—	$4,808	$(33)	$4,808	$(33)
Corporate debt securities	9,948	(52)	—	—	9,948	(52)
Residential mortgage-backed securities	153,169	(5,550)	191	(13)	153,360	(5,563)
Commercial mortgage-backed securities	3,563	(195)	—	—	3,563	(195)
Total available-for-sale	166,680	(5,797)	4,999	(46)	171,679	(5,843)
Held-to-Maturity
U.S. states and political divisions	58,272	(3,232)	—	—	58,272	(3,232)
Total held-to-maturity	58,272	(3,232)	—	—	58,272	(3,232)
Total securities	$224,952	$(9,029)	$4,999	$(46)	$229,951	$(9,075)

December 31, 2020
Available-for-Sale
U.S. states and political divisions	$—	$—	$1,987	$(4)	$1,987	$(4)
Trust preferred securities	—	—	4,721	(113)	4,721	(113)
Residential mortgage-backed securities	68,042	(231)	205	(11)	68,247	(242)
Commercial mortgage-backed securities	3,750	(10)	—	—	3,750	(10)
Total available-for-sale	71,792	(241)	6,913	(128)	78,705	(369)
Held-to-Maturity
U.S. states and political divisions	2,241	(25)	—	—	2,241	(25)
Total held-to-maturity	2,241	(25)	—	—	2,241	(25)
Total securities	$74,033	$(266)	$6,913	$(128)	$80,946	$(394)

At March 31, 2021, there were 28 available-for-sale securities that were in an unrealized loss position. There were also 28 held-to-maturity securities that were in an unrealized loss position at March 31, 2021. At December 31, 2020, there were 13 available-for-sale securities and one held-to-maturity security that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2021 and December 31, 2020 were attributable to changes in market interest rates. No credit impairment was recorded for those securities in an unrealized loss position for the three months ended March 31, 2021 or 2020.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020

Proceeds from sales	$750	$—
Gross realized gains	$2	$—
Gross realized losses	—	—
Net gains on sales of securities	$2	$—

Investment securities with a carrying value of $56.2 million and $43.9 million were pledged to secure public funds and other borrowings at March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, Atlantic Capital had investments with a carrying value of $5.5 million and $5.4 million, respectively, in SBICs and other investments where Atlantic Capital is the limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the first three months of 2021 and 2020, the Company did not record any impairment on these investments. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio as of March 31, 2021 and December 31, 2020, is summarized below.

	March 31, 2021	December 31, 2020

	(in thousands)
Loans held for sale
Loans held for sale	$1,847	$—
Total loans held for sale	$1,847	$—

Loans held for investment
Commercial loans:
Commercial and industrial	$954,053	$952,805
Commercial real estate	942,091	909,101
Construction and land	142,796	145,595
Total commercial loans	2,038,940	2,007,501
Residential:
Residential mortgages	31,817	33,783
Home equity	26,293	25,443
Total residential loans	58,110	59,226
Consumer	203,176	176,066
Other	7,689	13,897
Total loans	2,307,915	2,256,690
Less net deferred fees and other unearned income	(7,101)	(7,654)
Less allowance for credit losses on loans	(27,506)	(31,818)
Loans held for investment, net	$2,273,308	$2,217,218

At March 31, 2021 and December 31, 2020, loans with a carrying value of $497.2 million and $474.5 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.

The fair value adjustments on purchased loans outside the scope of ASC 310-30 are accreted to interest income over the life of the loans. At March 31, 2021, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $249,000 compared to $262,000 at December 31, 2020.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  It is comprised of specific allowance for individually assessed loans and a general allowance for loans that are collectively assessed in pools with similar risk characteristics. The allowance is regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loan portfolio. Accrued interest receivable totaled $10.7 million at March 31, 2021 and $10.8 million at December 31, 2020 and was reported in Other Assets on the Consolidated Balance Sheets. Included in the estimate of credit losses for loans at March 31, 2021 and December 31, 2020 was $51,000 and $49,000, respectively, related to accrued interest receivable totaling $4.3 million and $4.4 million, respectively, on loans with payment deferrals. The remaining balance of accrued interest receivable was excluded from the estimate of credit losses for loans.

The following table presents the balance and activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021
	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance	$30,221	$699	$898	$31,818
Provision for loan losses	(3,799)	(154)	(121)	(4,074)
Loans charged-off	(288)	—	—	(288)
Recoveries	50	—	—	50
Total ending allowance balance	$26,184	$545	$777	$27,506

	For the Three Months Ended March 31,
	2020
	Commercial	Residential	Consumer	Total

Allowance for credit losses on loans	(in thousands)
Beginning balance	$18,203	$145	$187	$18,535
Impact of adopting ASC 326	(947)	8	85	(854)
Provision for loan losses	6,652	386	371	7,409
Loans charged-off	(96)	(125)	—	(221)
Recoveries	18	1	8	27
Total ending allowance balance	$23,830	$415	$651	$24,896

The decrease in the allowance for credit losses at March 31, 2021 compared to December 31, 2020 was due to an improvement in the CECL economic forecast along with credit rating upgrades for criticized and classified loans.

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

As of March 31, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $13.8 million and $14.2 million, respectively. The Company allocated $55,000 in allowance for those loans at March 31, 2021 and had no commitments to lend additional funds on loans modified as TDRs as of March 31, 2021 and December 31, 2020.

There were no loans modified as TDRs during the three months ended March 31, 2021. Loans, by portfolio class, modified as TDRs during the three months ended March 31, 2020 are as follows:

	Number of Loans	Outstanding Balance	Increase in Allowance

		(in thousands)
Three Months Ended March 31, 2020
Commercial and industrial	1	$67	$2
Commercial real estate	1	1,945	154
Total	2	$2,012	$156

The Company did not forgive any principal on TDRs during the three months ended March 31, 2021 and 2020.

A TDR is considered to be in default once it becomes 90 days or more contractually past due under the modified terms. The following table presents by class, all loans modified as TDRs that defaulted during the three months ended March 31, 2021 and 2020 and within twelve months of their modification date.

	Three Months Ended
	March 31, 2021
Troubled debt restructurings that subsequently defaulted during the period within twelve months of their modification date:	Number of Loans	Outstanding Balance

(in thousands)
Commercial real estate	1	$12
Total	1	$12

	Three Months Ended
	March 31, 2020
	Number of Loans	Outstanding Balance

(in thousands)
Commercial	2	$320
Total	2	$320

Section 4013 “Temporary Relief From Troubled Debt Restructurings,” of the CARES Act, passed by Congress and signed into law on March 27, 2020, allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. The relief was extended by the 2021 Consolidated Appropriations Act through January 1, 2022. On April 7, 2020, the Federal Financial Institutions Examination Council provided additional guidance in its Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). This guidance received concurrence from the FASB and clarified that loan modifications made under the following criteria are generally not considered TDRs if:

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

As of March 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving Loans
							Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(in thousands)
March 31, 2021
Commercial - commercial and industrial:
Risk rating
Pass	$105,540	$299,781	$103,040	$80,096	$42,897	$52,271	$189,327	$872,952
Special mention	—	1,004	15,562	25,119	495	390	24,243	66,813
Substandard	21	—	4,019	6,529	718	1,727	1,274	14,288
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial and industrial	$105,561	$300,785	$122,621	$111,744	$44,110	$54,388	$214,844	$954,053
Commercial - commercial real estate:
Risk rating
Pass	$28,232	$86,992	$159,789	$147,059	$94,317	$328,834	$24,680	$869,903
Special mention	—	—	22,377	1,492	—	14,612	258	38,739
Substandard	—	5,281	6,022	6,381	3,223	12,542	—	33,449
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial real estate loans	$28,232	$92,273	$188,188	$154,932	$97,540	$355,988	$24,938	$942,091
Commercial - construction and land:
Risk rating
Pass	$96	$83,921	$51,725	$107	$—	$—	$2,505	$138,354
Special mention	—	—	—	2,664	—	1,778	—	4,442
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial - construction and land loans	$96	$83,921	$51,725	$2,771	$—	$1,778	$2,505	$142,796
Residential - mortgages:
Risk rating
Pass	$2,188	$8,239	$3,825	$12,089	$739	$3,100	$—	$30,180
Special mention	—	532	—	156	744	—	—	1,432
Substandard	—	—	—	179	—	26	—	205
Doubtful	—	—	—	—	—	—	—	—
Total residential - mortgage loans	$2,188	$8,771	$3,825	$12,424	$1,483	$3,126	$—	$31,817
Residential - home equity:
Risk rating
Pass	$—	$—	$—	$—	$—	$486	$25,081	$25,567
Special mention	—	—	—	—	—	—	726	726
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential - home equity loans	$—	$—	$—	$—	$—	$486	$25,807	$26,293
Consumer:
Risk rating
Pass	$93,592	$98,528	$3,903	$—	$22	$3,705	$3,426	$203,176
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$93,592	$98,528	$3,903	$—	$22	$3,705	$3,426	$203,176
Consumer - other:
Risk rating
Pass	$99	$—	$—	$4,299	$1,317	$582	$23	$6,320
Special mention	—	—	914	—	—	—	—	914
Substandard	—	—	—	—	455	—	—	455
Doubtful	—	—	—	—	—	—	—	—
Total consumer - other loans	$99	$—	$914	$4,299	$1,772	$582	$23	$7,689

Total:
Pass	$229,747	$577,461	$322,282	$243,650	$139,292	$388,978	$245,042	$2,146,452
Special Mention	—	1,536	38,853	29,431	1,239	16,780	25,227	113,066
Substandard	21	5,281	10,041	13,089	4,396	14,295	1,274	48,397
Doubtful	—	—	—	—	—	—	—	—
Total	$229,768	$584,278	$371,176	$286,170	$144,927	$420,053	$271,543	$2,307,915

As of December 31, 2020, the risk category of loans by class of loans is as follows.

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$111	$1,476	$1,587	$—
Commercial real estate	13	—	13	—
Total commercial loans	124	1,476	1,600	—
Residential mortgages	26	179	205	251
Total loans	$150	$1,655	$1,805	$251

	As of December 31, 2020
	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$2,597	$934	$3,531	$—
Commercial real estate	42	—	42	—
Total commercial loans	2,639	934	3,573	—
Residential mortgages	205	—	205	1,084
Total loans	$2,844	$934	$3,778	$1,084

The gross additional interest income that would have been earned during the three months ended March 31, 2021 and 2020 had performing TDRs performed in accordance with the original terms is immaterial. Atlantic Capital recognized interest income on nonaccrual loans of $19,000 and $31,000 during the three months ended March 31, 2021 and 2020, respectively.

The following table presents the amortized cost basis of collateral dependent impaired loans by class of loans as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Real		Business	SBA
	Property	Equipment	Assets	Guaranty	Total

Commercial and industrial	$12	$—	$—	$112	$124
Residential mortgages	26	—	—	—	26
Total loans	$38	$—	$—	$112	$150

	As of December 31, 2020
	Real		Business	SBA
	Property	Equipment	Assets	Guaranty	Total

Commercial and industrial	$2,165	$262	$150	$212	$2,789
Residential mortgages	205	—	—	—	205
Total loans	$2,370	$262	$150	$212	$2,994

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020 by class of loans.

	As of March 31, 2021
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$149	$3,921	$95	$1,587	$5,752	$948,301	$954,053
Commercial real estate	2,959	1,354	—	13	4,326	937,765	942,091
Construction and land	—	—	—	—	—	142,796	142,796
Residential mortgages	638	507	156	205	1,506	30,311	31,817
Home equity	—	—	—	—	—	26,293	26,293
Consumer	8,472	3,441	—	—	11,913	198,952	210,865
Total Loans	$12,218	$9,223	$251	$1,805	$23,497	$2,284,418	$2,307,915

	As of December 31, 2020
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$1,166	$1,749	$817	$3,531	$7,263	$945,542	$952,805
Commercial real estate	4,008	357	—	42	4,407	904,694	909,101
Construction and land	—	—	—	—	—	145,595	145,595
Residential mortgages	479	925	267	205	1,876	31,907	33,783
Home equity	—	—	—	—	—	25,443	25,443
Consumer	10,374	5,776	—	—	16,150	173,813	189,963
Total Loans	$16,027	$8,807	$1,084	$3,778	$29,696	$2,226,994	$2,256,690

The following table presents loans repurchased and/or cash proceeds from loans sold during the three months ended March 31, 2021 and March 31, 2020 by portfolio class. Of the loans sold where the Company has continuing involvement, $3.4 million and $8.4 million were past due thirty days or greater at March 31, 2021 and December 31, 2020, respectively. These amounts are included in the past due table above.

	For the three months ended March 31, 2021
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$659	$2,708	$-	$3,367
SBA Sales	8,214	4,925	-	13,139
Total Loans	$8,873	$7,633	$—	$16,506

	For the three months ended March 31, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$691	$1,467	$-	$2,158
SBA Sales	5,964	158	277	6,399
Total Loans	$6,655	$1,625	$277	$8,557

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Atlantic Capital tests goodwill for impairment annually in the fourth quarter. In assessing the possibility that the Company's fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, Atlantic Capital considers all available evidence, including (i) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (ii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any. The October 1, 2020 annual impairment test indicated that no impairment existed surrounding goodwill. Atlantic Capital continued to consider the market conditions generated by the COVID-19 pandemic during the first three months of 2021 to assess events and circumstances through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment including analyzing the impacts from the COVID-19 pandemic. There were no triggering events requiring an impairment test during the first three months of 2021.

The following table presents the balances for goodwill and other intangible assets:

	March 31,	December 31,
	2021	2020

	(in thousands)
Servicing assets, net	$2,688	$2,731
Total intangibles subject to amortization, net	2,688	2,731
Goodwill	19,925	19,925
Total goodwill and other intangible assets, net	$22,613	$22,656

NOTE 7 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the balance of SBA loans sold and serviced by Atlantic Capital totaled $194.9 million and $192.9 million, respectively.

Changes in the balance of servicing assets for the three months ended March 31, 2021 and 2020 are presented in the following table.

	Three Months Ended March 31,
SBA Loan Servicing Assets	2021	2020

	(in thousands)
Beginning carrying value, net	$2,569	$2,731
Additions	235	105
Amortization	(247)	(313)
Ending carrying value	$2,557	$2,523

At March 31, 2021 and December 31, 2020, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	March 31, 2021	December 31, 2020

	(dollars in thousands)
Fair value of retained servicing assets	$2,907	$2,907
Weighted average life	3.19 years	3.17 years
Prepayment speed:	18.44%	18.03%
Decline in fair value due to a 10% adverse change	$(143)	$(123)
Decline in fair value due to a 20% adverse change	$(274)	$(236)
Weighted average discount rate	11.26%	12.49%
Decline in fair value due to a 100 bps adverse change	$(69)	$(59)
Decline in fair value due to a 200 bps adverse change	$(135)	$(115)

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

Changes in the balance of TriNet servicing assets for the three months ended March 31, 2021 and 2020 are presented in the following table.

	Three Months Ended March 31,
TriNet Servicing Assets	2021	2020

	(in thousands)
Beginning carrying value, net	$162	$296
Amortization	(31)	(34)
Ending carrying value	$131	$262

At March 31, 2021 and December 31, 2020, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	March 31, 2021	December 31, 2020

	(dollars in thousands)
Fair value of retained servicing assets	$276	$298
Weighted average life	4.36 years	4.58 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(3)	$(3)
Decline in fair value due to a 20% adverse change	$(5)	$(6)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(5)	$(5)
Decline in fair value due to a 200 bps adverse change	$(9)	$(11)

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

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for Atlantic Capital consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives. The following tables present a summary of the changes in accumulated other comprehensive income (loss) balances for the applicable periods.

	For the Three Months Ended
	March 31, 2021
		Income
		Tax
	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit (1)	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$19,289	$(4,782)	$14,507
Unrealized net gains (losses) on investment securities available-for-sale	(7,508)	1,857	(5,651)
Reclassification adjustment for net realized (gains)/losses on investment securities available-for-sale (2)	(2)	—	(2)
Unrealized net gains (losses) on derivatives	(4,081)	1,009	(3,072)
Accumulated other comprehensive income (loss) end of period	$7,698	$(1,916)	$5,782

	For the Three Months Ended
	March 31, 2020
		Income
		Tax
	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$6,081	$(1,520)	$4,561
Unrealized net gains (losses) on investment securities available-for-sale	4,394	(1,077)	3,317
Unrealized net gains (losses) on derivatives	8,582	(2,114)	6,468
Accumulated other comprehensive income (loss) end of period	$19,057	$(4,711)	$14,346

(1)	The tax impact of each component of AOCI is calculated using an effective tax rate of approximately 25%.
(2)	Reclassification amount is recognized in gains on sales of securities in the consolidated statements of income.

NOTE 9 – EARNINGS PER COMMON SHARE

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

The following table represents the earnings per share calculations for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
(in thousands, except share and per share amounts)
Net income available to common shareholders	$13,362	$2,124

Weighted average shares outstanding
Basic (1)	20,380,066	21,689,038
Effect of dilutive securities:
Stock options and performance share awards	122,118	153,137
Diluted	20,502,184	21,842,175

Net income per common share:
Basic	$0.66	$0.10
Diluted	$0.65	$0.10
(1)	Unvested restricted shares are participating securities and included in basic share calculations.

Stock options outstanding of 109,540 at March 31, 2020 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares. There were no stock options outstanding at March 31, 2021 whose exercise price of the award was higher than the market value of the shares.

The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 20,354,077 shares of common stock issued and outstanding at March 31, 2021. At December 31, 2020, 20,394,912 shares of common stock were issued and outstanding. Atlantic Capital had no shares of preferred stock outstanding at March 31, 2021 or December 31, 2020.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. No dividends were paid by the Bank to Atlantic Capital during the three months ended March 31, 2021. For the three months ended March 31, 2020, the Bank paid dividends totaling $12.5 million to Atlantic Capital. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

During the first quarter of 2020, the Company completed the $85.0 million stock repurchase program authorized by the Board of Directors on November 14, 2018. On March 4, 2020, the Board of Directors authorized a new stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock. The repurchase program commenced immediately with respect to $15 million of stock, and the remaining $10 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will constitute authorized but unissued shares. During the three months ended March 31, 2021, the Company repurchased 222,193 shares totaling $4.2 million.

NOTE 10 – DERIVATIVES AND HEDGING

Risk Management

Atlantic Capital’s objectives in using interest rate derivatives are to stabilize net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.

Cash Flow Hedges

At March 31, 2021, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2021 and December 31, 2020, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $150.0 million and $125.0 million, respectively.

Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $1.9 million will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.

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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income and in net increase/decrease in other assets and accrued expenses and other liabilities in the Consolidated Statements of Cash Flows. At March 31, 2021 and December 31, 2020, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $67.6 million and $68.4 million, respectively.

Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At March 31, 2021 and December 31, 2020, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $135.7 million and $137.1 million, respectively.

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

In accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At March 31, 2021 and December 31, 2020, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $9.0 million and $11.8 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

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

To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At March 31, 2021 and December 31, 2020, Atlantic Capital had credit risk participation agreements with a notional amount of $5.3 million and $5.8 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of March 31, 2021 and December 31, 2020:

Derivatives designated as hedging instruments under ASC 815

		March 31, 2021		December 31, 2020
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$150,000	$6,677	$125,000	$10,799

Cash flow hedge of LIBOR based loans	Other liabilities	$—	$—	$—	$—

Derivatives not designated as hedging instruments under ASC 815

		March 31, 2021		December 31, 2020
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Customer swap positions	Other assets	$33,820	$1,524	$34,224	$2,057
Zero premium collar	Other assets	67,869	5,280	68,527	9,328
		$101,689	$6,804	$102,751	$11,385

Dealer offsets to customer swap positions	Other liabilities	$33,820	$1,545	$34,224	$2,087
Dealer offset to zero premium collar	Other liabilities	67,869	5,320	68,527	9,398
Credit risk participation	Other liabilities	5,313	3	5,782	11
		$107,002	$6,868	$108,533	$11,496

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020.

Derivatives not designated as hedging instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on Derivatives
(in thousands)	Income on Derivatives	Three Months Ended March 31,
		2021	2020
Interest rate products	Other income	$39	$(254)
Other contracts	Other income	8	8
Total		$47	$(246)

The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three months ended March 31, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31,
	Amount of Gain or
	(Loss) Recognized in		Gain or (Loss) Reclassified from
	OCI on Derivatives		Accumulated OCI in Income
	(Effective Portion)		(Effective Portion)
(in thousands)	2021	2020	Location	2021	2020
Interest rate swaps	$(4,123)	$5,599	Interest income	$(614)	$(142)

NOTE 11 – OTHER BORROWINGS AND LONG TERM DEBT

There were no FHLB borrowings outstanding as of March 31, 2021 and December 31, 2020. There was no interest expense for FHLB borrowings for the three months ended March 31, 2021 or 2020. At March 31, 2021, the Company had available line of credit commitments with the FHLB totaling $1.1 billion, with no outstanding FHLB advances. However, based on actual collateral pledged, $86.2 million was available.

At March 31, 2021, the Company had an available line of credit based on the collateral available of $275.8 million with the FRB. There was no interest expense on federal funds purchased for the three months ended March 31, 2021. Interest expense on federal funds purchased for the three months ended March 31, 2020 was $32,000.

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

Subordinated debt is summarized as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 5.50% until September 1, 2025	$75,000	$75,000
Principal amount of subordinated debt	75,000	75,000
Less debt issuance costs	1,122	1,193
Subordinated debt, net	$73,878	$73,807

All subordinated debt outstanding at March 31, 2021 matures after more than five years.

NOTE 12 – SHARE-BASED COMPENSATION

Atlantic Capital sponsors a stock incentive plan for the benefit of directors and employees. Under the Company’s 2015 Stock Incentive Plan (as amended and restated effective May 16, 2018), there were approximately 4,525,000 shares reserved for issuance to directors, employees, and independent contractors of Atlantic Capital and its affiliates. The Compensation Committee has the authority to grant the following: an incentive or nonqualified option; a SAR, which includes a related SAR or a freestanding SAR; a restricted award (including a restricted stock award or a restricted stock unit award); a performance award (including a performance share award or a performance unit award); a phantom stock award; an other stock-based award; a cash bonus award; a dividend equivalent award; or any other award granted under the plan.

At March 31, 2021, approximately 2,845,000 additional awards could be granted under the plan. Through March 31, 2021, incentive stock options, nonqualified stock options, restricted stock awards, performance share awards, and other stock-based awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company accounts for stock options in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. There was no stock-based compensation expense recognized by the Company for stock option grants for the three months ended March 31, 2021. Stock-based compensation expense for stock option grants was $18,000 for the three months ended March 31, 2020. There was no unrecognized stock-based compensation expense related to stock option grants for the three months ended March 31, 2021 and $42,000 for the three months ended March 31, 2020. At March 31, 2021 and 2020, the weighted average period over which this unrecognized expense is expected to be recognized was 0 years and 0.6 years, respectively. The weighted average remaining contractual life of options outstanding at March 31, 2021 was 3.5 years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted/modified during the three months ended March 31, 2021 or 2020.

The following table represents stock option activity for the three months ended March 31, 2021:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, December 31, 2020	214,890	$11.90
Granted/modified	—	—
Exercised	(134,850)	10.61
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2021	80,040	$14.09	3.52	$802
Exercisable, March 31, 2021	80,040	$14.09	3.52	$802

The total fair value of option shares vested for both the three months ended March 31, 2021 and 2020 was $0.

In 2020 and 2021, the Company granted performance share awards under Atlantic Capital’s 2015 Stock Incentive Plan to members of executive management to evidence awards granted under the LTIP. The Company also granted restricted stock awards to certain employees in 2021 and 2020 under the 2015 Stock Incentive Plan. Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of Atlantic Capital’s common stock on the date of grant. Compensation expense for performance share awards are based on the fair value of Atlantic Capital’s stock at the grant date adjusted for market conditions, as well as the subsequent achievement of performance conditions over the vesting period. The value of restricted stock awards and performance share awards that are expected to vest is amortized into expense over the vesting period. Restricted stock awards may cliff vest over 1-3 years or vest on a pro-rata basis, generally over 3 years. The market value at the date of award is amortized by charges to compensation expense over the vesting period.

Compensation expense related to restricted stock and performance shares for the three months ended March 31, 2021 was $1.0 million and $383,000 for the three months ended March 31, 2020. Unrecognized compensation expense associated with restricted stock was $4.0 million and $3.1 million as of March 31, 2021 and 2020, respectively. At March 31, 2021 and March 31, 2020, the weighted average period over which this unrecognized expense is to be recognized was 2.2 years and 2.4 years, respectively. During the three months ended March 31, 2021 and 2020, there were 133,130 and 123,833 restricted stock and performance share awards granted at a weighted average grant price of $18.77 and $19.15 per share, respectively.

The Company did not modify any options during the three months ended March 31, 2021 or 2020.

The following table represents restricted stock and performance share award activity for the three months ended March 31, 2021:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding, December 31, 2020	435,748	$16.80
Granted/modified	133,130	18.77
Vested	(86,266)	22.01
Forfeited	(13,437)	18.59
Outstanding, March 31, 2021	469,175	$16.62

.

NOTE 13 – FAIR VALUE MEASUREMENTS

Accounting standards defines fair value as the price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three-level measurement hierarchy:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

	Fair Value Measurements at March 31, 2021 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$79,408	$—	$79,408
Trust preferred securities	—	4,808	—	4,808
Corporate debt securities	—	20,633	—	20,633
Residential mortgage-backed securities	—	246,544	—	246,544
Commercial mortgage-backed securities	—	39,308	—	39,308
Total securities available-for-sale	$—	$390,701	$—	$390,701
Interest rate derivative assets	$—	$13,481	$—	$13,481
Interest rate derivative liabilities	$—	$6,868	$—	$6,868

	Fair Value Measurements at December 31, 2020 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$81,019	$—	$81,019
Trust preferred securities	—	4,722	—	4,722
Corporate debt securities	—	19,821	—	19,821
Residential mortgage-backed securities	—	194,598	—	194,598
Commercial mortgage-backed securities	—	35,263	—	35,263
Total securities available-for-sale	$—	$335,423	$—	$335,423
Interest rate derivative assets	$—	$22,184	$—	$22,184
Interest rate derivative liabilities	$—	$11,496	$—	$11,496

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. Atlantic Capital had no Level 3 securities as of March 31, 2021 and December 31, 2020.

For the three months ended March 31, 2021 and 2020, there was no change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
March 31, 2021	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$150	$150

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2020	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$2,844	$2,844

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

The short maturity of Atlantic Capital’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and due from banks, interest-bearing deposits in other banks, other short-term investments, FRB stock and FHLB stock. The fair value of securities equals quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes. Due to the short-term settlement of accrued interest receivable and payable, the carrying amount closely approximates fair value.

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at March 31, 2021 and December 31, 2020.

	Fair Value Measurements at
	March 31, 2021 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$32,850	$32,850	$—	$—
Interest-bearing deposits in banks	612,966	612,966	—	—
Total securities available-for-sale	390,701	—	390,701	—
Total securities held-to-maturity	222,535	—	228,422	—
FHLB stock	1,808	—	—	1,808
FRB stock	10,124	—	—	10,124
Loans held for investment, net	2,300,814	—	—	2,377,979
Loans held for sale	1,847	—	1,847	—
Derivative assets	13,481	—	13,481	—
Financial liabilities:
Deposits	$3,277,692	$—	$3,281,591	$—
Subordinated debt	73,878	—	75,864	—
Derivative financial instruments	6,868	—	6,868	—

	Fair Value Measurements at
	December 31, 2020 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$16,865	$16,865	$—	$—
Interest-bearing deposits in banks	636,537	636,537	—	—
Total securities available-for-sale	335,423	—	335,423	—
Total securities held-to-maturity	200,156	—	214,584	—
FHLB stock	2,619	—	—	2,619
FRB stock	10,080	—	—	10,080
Loans held for investment, net	2,249,036	—	—	2,285,222
Derivative assets	22,184	—	22,184	—
Financial liabilities:
Deposits	$3,161,508	$—	$3,120,246	$—
Subordinated debt	73,807	—	77,814	—
Derivative financial instruments	11,496	—	11,496	—

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit as well as a summary of minimum lease payments at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$789,869	$813,757
Standby letters of credit	15,133	16,141
	$805,002	$829,898

Minimum lease payments	$17,483	$17,994

The Company also had commitments related to investments in SBICs totaling $1.9 million and $2.0 million at March 31, 2021 and December 31, 2020, respectively. In addition, Atlantic Capital had private equity commitments totaling $1.5 million at both March 31, 2021 and December 31, 2020.

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

NOTE 15 – REVENUE RECOGNITION

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

The following table presents service charges by type of service provided for the three  months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Deposit account analysis fees and charges	$1,406	$934
ATM fees	25	20
NSF fees	12	18
Wire fees	28	133
Foreign exchange fees	192	126
Other	—	1
Total service charges	$1,663	$1,232

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2021 and December 31, 2020, the Company did not have any significant contract balances.

NOTE 16 – LEASES

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

The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of March 31, 2021, operating lease ROU assets and liabilities were $9.5 million and $14.4 million, respectively, compared to $9.9 million and $14.9 million, respectively, as of December 31, 2020. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets. Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component. The Company’s leases include variable lease payments with annual increases based on changes in market rental rates.

Rent expense, which was included in occupancy expense in the Consolidated Statements of Income, for the three months ended March 31, 2021 and 2020 was $503,000 and $603,000, respectively.

The table below summarizes the Company’s net lease cost:

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Operating lease cost	$501	$594
Short-term lease cost	2	9
Sublease income	(92)	(90)
Net lease cost	$411	$513

The tables below summarize other information related to the Company’s operating leases:

	For the Three Months Ended March 31,
	2021	2020

	(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$511	$560

	For the Three Months Ended March 31,
	2021	2020
Weighted-average remaining lease term - operating leases	8.1 years	8.8 years

Weighted-average discount rate - operating leases	3.03%	3.05%

The table below summarizes the maturity of remaining lease liabilities:

March 31, 2021
(in thousands)
Twelve Months Ended:
March 31, 2022	$2,263
March 31, 2023	2,352
March 31, 2024	1,996
March 31, 2025	1,909
March 31, 2026	1,880
Thereafter	7,083
Total future minimum lease payments	17,483
Less: Interest	(3,063)
Present value of net future minimum lease payments	$14,420

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

The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the impact of the COVID-19 pandemic or any other pandemic on the national and local economy and the responses of governmental and monetary authorities on our operations, including declines in credit quality, strains on capital and liquidity, fluctuations in our payments, fintech and private capital solutions businesses, and declines in deposits;
●	our strategic decision to focus on the greater Atlanta market may not positively impact our financial condition in the expected timeframe, or at all;
●	costs associated with our growth and hiring initiatives;
●	risks associated with increased geographic concentration, borrower concentration and concentration in commercial real estate and commercial and industrial loans;
●	our strategic decision to increase our focus on SBA and franchise lending may expose us to additional risks associated with these types of lending, including industry concentration risks, our ability to sell the guaranteed portion of SBA loans, the impact of negative economic conditions on small businesses’ ability to repay the non-guaranteed portions of SBA loans, and changes to applicable federal regulations;
●	risks related to litigation, regulatory enforcement and reputation as a result of our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties;
●	risks associated with our ability to manage the planned growth of our payments, fintech and private capital solutions businesses, including changing regulations, security risks, and unforeseen increases in transaction volume resulting from changes in our customers’ businesses and changes in the competitive landscape for payment processing, fintech and private capital;
●	changes in asset quality and credit risk;
●	the cost and availability of capital;
●	customer acceptance of our products and services;
●	customer borrowing, repayment, investment and deposit practices;
●	the introduction, withdrawal, success and timing of business initiatives;
●	the impact, extent, and timing of technological changes;
●	severe catastrophic events in our geographic area;
●	a weakening of the economies in which we conduct operations may adversely affect our operating results;
●	the U.S. legal and regulatory framework could adversely affect our operating results;

●	the interest rate environment may compress margins and adversely affect net interest income;
●	our ability to anticipate or respond to interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;
●	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;
●	our ability to determine accurate values of certain assets and liabilities;
●	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;
●	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;
●	the impact of the transition from LIBOR and our ability to adequately manage such transition;
●	adequacy of our risk management program and regulatory assessment thereof;
●	increased competitive pressure due to consolidation in the financial services industry;
●	risks related to security breaches, cybersecurity attacks, and other significant disruptions in our information technology systems; and
●	other risks and factors identified in our Annual Report on Form 10-K as filed with the SEC on March 16, 2021 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors.”

Response to COVID-19

The COVID-19 pandemic has negatively impacted the global economy and affected all areas of economic and social life.  In response to the pandemic, we implemented measures to protect the health of our community, customers and employees, many of which are continuing. In addition, we took the following steps to assist customers consistent with sound banking practice:

●	funding loans for business borrowers through the PPP with $218.8 million outstanding as of March 31, 2021;
●	evaluating business segments in our market areas to identify areas of need and focusing our assessment and management of portfolio risk;
●	communicating with customers to assess developing credit situations and needs assessment; and
●	offering payment deferrals to existing customers with a streamlined loan modification process when appropriate.

The Federal government has also responded to the pandemic. The CARES Act was signed into law on March 27, 2020 and provided an estimated $2.2 trillion to address the economic impact of the pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. The CARES Act also included provisions to encourage financial institutions to work prudently with borrowers. On December 27, 2020, the Economic Aid Act was signed into law. This second coronavirus relief package granted additional funds for a new round of PPP loans. Additionally, it expanded the eligibility for loans and allows certain businesses to request a second loan.

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

Non-GAAP Financial Measures.

This Form 10-Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Our management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) loan yield excluding PPP loans; (iv) taxable equivalent net interest margin; (v) taxable equivalent net interest margin excluding PPP loans; (vi) taxable equivalent income before income taxes; (vii) taxable equivalent income tax expense; (viii) tangible common equity to tangible assets; (ix) tangible book value per common share; (x) allowance for credit losses to loans held for investment excluding PPP loans.

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

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

We reported net income of $13.4 million for the first quarter of 2021 compared to net income of $2.1 million for the first quarter of 2020. Diluted income per common share was $0.65 for the first quarter of 2021, compared to $0.10 for the same period in 2020. The increase in net income for the three months ended March 31, 2021, compared to the same period in 2020, was primarily attributable to the recording of negative provision for credit losses of $4.5 million during the first quarter of 2021 compared to a provision for credit losses of $8.1 million during the first quarter of 2020.

Net interest income before provision for credit losses increased $2.4 million, or 11%, from the first quarter of 2020 to 2021, primarily due to a $3.0 million, or 59%, decrease in interest expense, partially offset by a $471,000, or 2%, decrease in interest income.

Taxable equivalent net interest income was $23.7 million for the first quarter of 2021, compared to $21.2 million for the first quarter of 2020. Taxable equivalent net interest margin decreased to 2.81% for the three months ended March 31, 2021 from 3.41% for the three months ended March 31, 2020. The margin decrease was primarily due to lower rates on loans resulting from federal funds rate decreases during 2020. In addition, the increase in deposits and corresponding increase in cash balances contributed to the margin decline quarter over quarter.

The CARES Act and applicable extensions provide relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing and also provide funding opportunities for small businesses under the PPP from approved SBA lenders. For commercial and consumer customers, we have provided a host of relief options, including payment deferrals (including maturity extensions), loan covenant waivers and low interest rate loan products. Outstanding PPP loans were $218.8 million at March 31, 2021, an increase of $26.6 million, or 14%, from December 31, 2020. The increase was due to the origination of 291 round two PPP loans totaling $73.0 million during the first quarter of 2021, partially offset by $47.0 million in PPP loans forgiven during the three months ended March 31, 2021. See “—Response to COVID-19” for additional information regarding our responses to the COVID-19 pandemic.

We recorded negative provision for credit losses for the quarter ended March 31, 2021 totaling $4.5 million, a decrease of $12.6 million from the quarter ended March 31, 2020 due to an improvement in the CECL economic forecast along with credit rating upgrades for criticized and classified loans.

Noninterest income increased $1.1 million, or 47%, to $3.6 million from the first quarter of 2020. The increase was primarily due to an increase of $811,000, or 196%, in SBA lending activities resulting from higher SBA origination volume and higher SBA premiums in the secondary market and an increase in service charges of $431,000, or 35%, due to continued growth in our payments, fintech and private capital solutions businesses. Partially offsetting these increases was a decrease in derivatives income of $199,000, or 81%, due to changes in the derivatives credit valuation adjustment.

For the first quarter of 2021, noninterest expense increased $2.3 million, or 18%, to $15.1 million compared to the first quarter of 2020. The most significant components of the increase were increases of $1.9 million, or 23%, in salaries and employee benefits, $275,000 in FDIC premiums and $217,000, or 31%, in professional services. Partially offsetting the increases were decreases of $130,000, or 93%, in travel, meals and entertainment expense and $105,000, or 12%, in communications and data processing expense.

Table 1 - Quarterly Selected Financial Data

(dollars in thousands, except share and per share data; taxable equivalent)

	2021	2020
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY
Interest income - taxable equivalent (1)	$25,775	$25,288	$24,578	$24,151	$26,246
Interest expense	2,065	2,299	2,515	2,166	5,043
Net interest income - taxable equivalent	23,710	22,989	22,063	21,985	21,203
Provision for credit losses	(4,519)	481	28	8,863	8,074
Net interest income after provision for credit losses	28,229	22,508	22,035	13,122	13,129
Noninterest income	3,562	3,016	2,504	2,343	2,422
Noninterest expense	15,149	13,164	13,713	12,904	12,877
Income before income taxes	16,642	12,360	10,826	2,561	2,674
Income tax expense	3,280	2,410	2,208	712	550
Net income(1)(2)	$13,362	$9,950	$8,618	$1,849	$2,124

PER SHARE DATA
Diluted earnings per share	$0.65	$0.48	$0.40	$0.09	$0.10
Book value per share	16.72	16.60	16.05	15.64	15.47
Tangible book value per common share (2)	15.74	15.62	15.11	14.72	14.54

PERFORMANCE MEASURES
Return on average equity	15.99%	11.68%	10.05%	2.20%	2.56%
Return on average assets	1.50	1.19	1.15	0.25	0.32
Taxable equivalent net interest margin	2.81	2.91	3.14	3.23	3.41
Taxable equivalent net interest margin excluding PPP loans	2.70	2.81	3.18	3.35	3.41
Efficiency ratio	56.30	51.30	56.61	53.82	55.03
Average loans to average deposits	71.93	76.81	88.65	88.46	83.84

CAPITAL
Average equity to average assets	9.39%	10.18%	11.45%	11.53%	12.41%
Tangible common equity to tangible assets	8.63	8.86	11.03	11.01	11.57
Leverage ratio	8.4	8.9	9.9	9.9	10.7
Total risk based capital ratio	16.4	16.1	16.9	14.8	14.9

SHARES OUTSTANDING
Number of common shares outstanding - basic	20,354,077	20,394,912	21,202,783	21,477,631	21,479,986
Number of common shares outstanding - diluted	20,617,188	20,492,542	21,298,098	21,569,050	21,675,934
Average number of common shares - basic	20,380,066	20,711,089	21,500,735	21,472,462	21,689,038
Average number of common shares - diluted	20,502,184	20,795,332	21,543,805	21,535,040	21,842,175

ASSET QUALITY
Allowance for credit losses on loans to loans held for investment	1.31%	1.55%	1.59%	1.61%	1.43%
Net charge-offs to average loans(3)	0.04	0.05	0.06	0.29	0.04
Non-performing assets to total assets	0.06	0.13	0.20	0.24	0.27

AVERAGE BALANCES
Total loans	$2,270,660	$2,207,956	$2,191,669	$2,131,847	$1,890,184
Investment securities	579,547	491,134	453,382	462,850	417,971
Total assets	3,611,417	3,328,719	2,977,444	2,932,716	2,686,266
Deposits	3,156,906	2,874,402	2,472,218	2,409,958	2,254,505
Shareholders’ equity	338,990	338,948	341,017	338,027	333,480

AT PERIOD END
Loans and loans held for sale	$2,302,661	$2,249,036	$2,188,894	$2,185,847	$1,932,909
Investment securities	613,236	535,579	446,706	457,749	466,405
Total assets	3,732,668	3,615,617	2,923,977	2,890,622	2,719,658
Deposits	3,277,692	3,161,508	2,468,722	2,407,631	2,225,119
Shareholders’ equity	340,328	338,586	340,309	335,980	332,300

(1) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

(2) Excludes effect of acquisition related intangibles.

(3) Annualized.

Non-GAAP Performance Measures Reconciliation

(dollars in thousands)

	2021	2020
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Taxable equivalent interest income reconciliation
Interest income - GAAP	$25,410	$24,943	$24,233	$23,797	$26,023
Taxable equivalent adjustment	365	345	345	354	223
Interest income - taxable equivalent	$25,775	$25,288	$24,578	$24,151	$26,246

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$23,345	$22,644	$21,718	$21,631	$20,980
Taxable equivalent adjustment	365	345	345	354	223
Net interest income - taxable equivalent	$23,710	$22,989	$22,063	$21,985	$21,203

Loan yield excluding PPP loans reconciliation
Loan yield - GAAP	3.89%	3.89%	3.82%	3.87%	4.77%
Impact of PPP loans	(0.06)	(0.03)	0.13	0.22	—
Loan yield excluding PPP loans	3.83%	3.86%	3.95%	4.09%	4.77%

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	2.76%	2.86%	3.09%	3.17%	3.38%
Impact of taxable equivalent adjustment	0.05	0.05	0.05	0.06	0.03
Net interest margin - taxable equivalent	2.81%	2.91%	3.14%	3.23%	3.41%

Taxable equivalent net interest margin excluding PPP loans reconciliation
Net interest margin - taxable equivalent	2.81%	2.91%	3.14%	3.23%	3.41%
Impact of PPP loans	(0.11)	(0.10)	0.04	0.12	—
Net interest margin - taxable equivalent excluding PPP loans	2.70%	2.81%	3.18%	3.35%	3.41%

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$16,277	$12,015	$10,481	$2,207	$2,451
Taxable equivalent adjustment	365	345	345	354	223
Income before income taxes	$16,642	$12,360	$10,826	$2,561	$2,674

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$2,915	$2,065	$1,863	$358	$327
Taxable equivalent adjustment	365	345	345	354	223
Income tax expense	$3,280	$2,410	$2,208	$712	$550

Tangible book value per common share reconciliation
Total shareholders' equity	$340,328	$338,586	$340,309	$335,980	$332,300
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$320,403	$318,661	$320,384	$316,055	$312,375
Common shares outstanding	20,354,077	20,394,912	21,202,783	21,477,631	21,479,986
Book value per common share - GAAP	$16.72	$16.60	$16.05	$15.64	$15.47
Tangible book value	15.74	15.62	15.11	14.72	14.54

Tangible common equity to tangible assets reconciliation
Total shareholders' equity	$340,328	$338,586	$340,309	$335,980	$332,300
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$320,403	$318,661	$320,384	$316,055	$312,375

Total assets	$3,732,668	$3,615,617	$2,923,977	$2,890,622	$2,719,658
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible assets	$3,712,743	$3,595,692	$2,904,052	$2,870,697	$2,699,733
Tangible common equity to tangible assets	8.63%	8.86%	11.03%	11.01%	11.57%

Allowance for loan losses to loans held for investment reconciliation
Total loans held for investment	$2,300,814	$2,249,036	$2,188,035	$2,184,694	$1,932,909
PPP loans	(218,766)	(192,160)	(231,834)	(234,049)	—
Total loans held for investment excluding PPP loans	$2,082,048	$2,056,876	$1,956,201	$1,950,645	$1,932,909

Allowance for credit losses to loans held for investment	1.31%	1.55%	1.59%	1.61%	1.43%
Allowance for credit losses to loans held for investment excluding PPP loans	1.45%	1.70%	1.78%	1.80%	1.43%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Taxable equivalent net interest income for the first quarter of 2021 totaled $23.7 million, a $2.5 million, or 12%, increase compared to the first quarter of 2020. This increase was primarily driven by a decline in interest expense of $3.0 million, or 59%, compared to the same period in 2020, partially offset by a decrease in interest income of $471,000, or 2%, compared to the same period in 2020. The yield on loans decreased by 88 basis points to 3.89% from the first quarter of 2020. The yield on loans excluding PPP loans for the three months ended March 31, 2021 was 3.83%.

The change in interest expense was primarily due to a decrease in expense on NOW, money market and savings deposits of $2.9 million, or 78%, and a decrease in brokered deposits interest expense of $300,000, or 83%. These decreases were offset by an increase of $265,000, or 32%, in interest expense on long-term debt, due to the issuance of $75 million in subordinated debt in August 2020. The rate paid on interest bearing liabilities decreased 87 basis points from the first quarter of 2020 to the first quarter of 2021, driven by a decrease in interest rates on deposits and other borrowings resulting from decreases in the federal funds rate during 2020.

Taxable equivalent net interest margin decreased to 2.81% for the three months ended March 31, 2021 compared to 3.41% for the three months ended March 31, 2020 due to a decline in loan yields partially offset by lower cost of deposits. The large increase in deposits and corresponding increase in low-yielding cash balances also contributed to the lower net interest margin year over year.

Table 2 - Average Balance Sheets and Net Interest Analysis

(dollars in thousands; taxable equivalent)

	Three months ended March 31,
	2021			2020
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$561,809	$168	0.12%	$177,063	$668	1.52%
Other short-term investments	—	—	—	110	—	—
Investment securities:
Taxable investment securities	356,250	1,898	2.16	253,937	1,680	2.66
Non-taxable investment securities(1)	223,297	1,841	3.34	164,034	1,275	3.13
Total investment securities	579,547	3,739	2.62	417,971	2,955	2.84
Loans	2,270,660	21,769	3.89	1,890,184	22,426	4.77
FHLB and FRB stock	12,701	99	3.14	12,678	197	6.25
Total interest-earning assets	3,424,717	25,775	3.05	2,498,006	26,246	4.23
Non-earning assets	186,700			188,260
Total assets	$3,611,417			$2,686,266
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,662,097	834	0.20	1,393,541	3,767	1.09
Time deposits	273,615	74	0.11	55,775	52	0.37
Brokered deposits	84,663	63	0.30	92,188	363	1.58
Total interest-bearing deposits	2,020,375	971	0.19	1,541,504	4,182	1.09
Total borrowings	—	—	—	11,703	32	1.10
Total long-term debt	73,830	1,094	6.01	49,888	829	6.68
Total interest-bearing liabilities	2,094,205	2,065	0.40	1,603,095	5,043	1.27
Demand deposits	1,136,531			713,001
Other liabilities	41,691			36,690
Shareholders' equity	338,990			333,480
Total liabilities and shareholders' equity	$3,611,417			$2,686,266
Net interest spread			2.65%			2.96%
Net interest income and net interest margin(2)		$23,710	2.81%		$21,203	3.41%

Non-taxable equivalent net interest margin			2.76%			3.38%
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income

(dollars in thousands)

	Three Months Ended March 31, 2021
	Compared to 2020
	Increase (Decrease) Due to Changes in:
			Total
	Volume	Yield/Rate	Change
Interest earning assets
Interest bearing deposits in other banks	$115	$(615)	$(500)
Investment securities:
Taxable investment securities	545	(327)	218
Non-taxable investment securities(1)	489	77	566
Total investment securities	1,034	(250)	784
Loans	3,648	(4,305)	(657)
FHLB and FRB stock	—	(98)	(98)
Total interest-earning assets	4,797	(5,268)	(471)

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	135	(3,068)	(2,933)
Time deposits	59	(37)	22
Brokered deposits	(6)	(294)	(300)
Total interest-bearing deposits	188	(3,399)	(3,211)
Total borrowings	—	(32)	(32)
Total long-term debt	355	(90)	265
Total interest-bearing liabilities	543	(3,521)	(2,978)
Change in net interest income	$4,254	$(1,747)	$2,507
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

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

For the three months ended March 31, 2021, we recorded negative provision for credit losses totaling $4.5 million, a decrease of $12.6 million compared to the three months ended March 31, 2020. The provision for credit losses in the first three months of 2021 included a negative provision for loan losses of $4.1 million and a negative provision for unfunded commitments of $445,000. The provision decreased primarily because of an improvement in the CECL economic forecast along with credit rating upgrades for criticized and classified loans.

At March 31, 2021, nonperforming loans totaled $2.1 million compared to $4.9 million at December 31, 2020. Net loan charge-offs for the three months ended March 31, 2021 were 0.04% of average loans (annualized), unchanged from the three months ended March 31, 2020. The allowance for credit losses to total loans at March 31, 2021 was 1.31%, compared to 1.55% at December 31, 2020.

Noninterest Income

Noninterest income for the three months ended March 31, 2021 was $3.6 million compared to $2.4 million for the comparable period of the prior year, representing an increase of $1.1 million, or 47%. The following table presents the components of noninterest income.

Table 4 - Noninterest Income

(dollars in thousands)

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Service charges	$1,663	$1,232	$431	35%
Gain on sales of securities	2	—	2	—
Gain on sales of other assets	—	5	(5)	(100)
Derivatives income	47	246	(199)	(81)
Bank owned life insurance	391	362	29	8
SBA lending activities	1,225	414	811	196
Other noninterest income	234	163	71	44
Total noninterest income	$3,562	$2,422	$1,140	47

Service charges for the three months ended March 31, 2021 totaled $1.7 million, an increase of $431,000, or 35%, from the same period in 2020. The increase for the first quarter of 2021 compared to the same period in 2020 was primarily due to continued growth in our payments, fintech and private capital solutions businesses, resulting in higher fee income.

Derivatives income for the first quarter of 2021 was a gain of $47,000 compared to a gain of $246,000 for the same period in 2020. The decrease in income was primarily due to changes in the derivatives credit valuation adjustment.

Income from SBA lending activities for the first quarter of 2021 increased $811,000, or 196%, from the same period in 2020, due to higher SBA origination volume and higher SBA premiums in the secondary market. During the three months ended March 31, 2021 and 2020, guaranteed portions of SBA loans totaling $11.7 million and $5.8 million, respectively, were sold in the secondary market.

Noninterest Expense

Noninterest expense for the first quarter of 2021 was $15.1 million, an increase of $2.3 million, or 18%, from the first quarter of 2020. The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense

(dollars in thousands)

	Three Months Ended March 31,		Change
	2021	2020	$	%
Salaries and employee benefits	$10,421	$8,476	$1,945	23%
Occupancy	734	794	(60)	(8)
Equipment and software	774	779	(5)	(1)
Professional services	922	705	217	31
Communications and data processing	792	897	(105)	(12)
Marketing and business development	108	153	(45)	(30)
Travel, meals and entertainment	10	140	(130)	(93)
FDIC premiums	275	—	275	—
Other noninterest expense	1,113	933	180	19
Total noninterest expense	$15,149	$12,877	$2,272	18

Salaries and employee benefits expense for the three months ended March 31, 2021 totaled $10.4 million, an increase of $1.9 million, or 23%, from the same period in 2020. The increase for the three months ended March 31, 2021 was primarily attributable to higher short-term and long-term incentive costs along with the impact of new hires and merit increases, as well as contract labor expense for PPP round two loan processing. Full time equivalent headcount totaled 209 at March 31, 2021 compared to 206 at March 31, 2020, a net increase of 3 positions.

Occupancy costs were $734,000 for the three months ended March 31, 2021, a decrease of $60,000, or 8%, from the same period in 2020. The decrease for the three months ended March 31, 2021 was due to savings from relocating our operations center partially offset by expenses related to expansion of our corporate headquarters.

Professional services expense increased $217,000, or 31%, from the three months ended March 31, 2020 to $922,000 for the three months ended March 31, 2021. The increase was primarily driven by consulting expense for PPP round two loan processing and PPP round one loan forgiveness.

Communications and data processing expense totaled $792,000 for the three months ended March 31, 2021, a decrease of $105,000, or 12%, compared to the same period in 2020. The decrease was due to an account purge and program implementation costs during the first quarter of the prior year.

For the three months ended March 31, 2021, travel, meals and entertainment expense decreased $130,000, or 93%, compared to the same period in 2020. The decline was due to limitations from COVID-19 on non-essential business travel and an overall decrease in customer-related meals and entertainment expense.

FDIC premiums increased $275,000 for the first quarter of 2021 compared to the first quarter of 2020. The increase for the three months ended March 31, 2021 was due to small bank assessment credits issued in the second quarter of 2019 that were fully utilized in the third quarter of 2020.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Income tax expense for the three months ended March 31, 2021 and 2020 was $2.9 million and $327,000, respectively. The effective tax rate (as a percentage of pre-tax earnings) was 17.9% for the three months ended March 31, 2021 compared to 13.3% for the same period in 2020. The increase in income tax expense was the result of higher forecasted pretax earnings for 2021.

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

Based on all evidence considered, as of March 31, 2021 and 2020, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At March 31, 2021 and 2020, we recorded a deferred tax asset valuation allowance totaling $6.8 million on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of our remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION

Total assets at March 31, 2021 and December 31, 2020 were $3.73 billion and $3.62 billion, respectively. Average total assets for the first quarter of 2021 were $3.61 billion, compared to $2.69 billion in the first quarter of 2020. The increase in average total assets was primarily due to increases in loan growth, which included the origination of 291 round two PPP loans totaling $73.0 million during the first quarter of 2021, partially offset by $47.0 million in PPP loans forgiven during the three months ended March 31, 2021. In addition, consumer loans increased $27.1 million due to growth in a partnership with a fintech firm that offers CD-secured consumer loans to its customers.

Loans

At March 31, 2021, total loans held for investment increased $51.8 million, or 2%, to $2.30 billion compared to $2.25 billion at December 31, 2020. The increase was primarily due to an increase in consumer loans of $27.1 million, or 15%, resulting from growth in a partnership with a fintech firm that offers CD-secured loans to its customers. Also contributing to the increase from December 31, 2020 to March 31, 2021 was an increase of $25.7 million, or 5%, in non-owner occupied commercial real estate loans. Table 6 provides additional information regarding our loan portfolio.

Table 6 - Loans

(dollars in thousands)

		% of		% of
		Total		Total
	March 31, 2021	Loans	December 31, 2020	Loans
Loans held for sale
Loans held for sale	$1,847		$—
Total loans held for sale	$1,847		$—

Loans held for investment
Commercial loans:
Commercial and industrial	$954,053	42%	$952,805	42%
Commercial real estate:
Owner occupied	381,018	17	373,689	17
Non-owner occupied	561,073	24	535,412	24
Construction and land	142,796	6	145,595	6
Total commercial loans	2,038,940	89	2,007,501	89

Residential:
Residential mortgages	31,817	1	33,783	1
Home equity	26,293	1	25,443	1
Total residential loans	58,110	2	59,226	3

Consumer	203,176	9	176,066	8
Other	7,689	-	13,897	1
Total loans	2,307,915		2,256,690
Less net deferred fees and other unearned income	(7,101)		(7,654)
Total loans held for investment	2,300,814		2,249,036

Total loans	$2,302,661		$2,249,036

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

At March 31, 2021, our nonperforming assets totaled $2.1 million, or 0.06% of total assets, compared to $4.9 million, or 0.13% of total assets, at December 31, 2020. The decrease was primarily due to a decline in nonperforming loans resulting from the SBA guaranty on one commercial and industrial relationship and reduction in loans past due over 90 days during the first three months of 2021.

Nonaccrual loans totaled $1.8 million and $3.8 million as of March 31, 2021 and December 31, 2020, respectively. Loans past due 90 days and still accruing totaled $251,000 at March 31, 2021 compared to $1.1 million at December 31, 2020. The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms for the three months ended March 31, 2021 and 2020 is immaterial. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming Assets

(dollars in thousands)

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

Nonaccrual loans	$1,805	$3,778	$5,085	$5,930	$6,250
Loans past due 90 days and still accruing	251	1,084	336	335	265
Total nonperforming loans (NPLs)	2,056	4,862	5,421	6,265	6,515
Other real estate owned	16	16	563	779	779
Total nonperforming assets (NPAs)	$2,072	$4,878	$5,984	$7,044	$7,294
NPLs as a percentage of total loans	0.09%	0.22%	0.25%	0.29%	0.34%
NPAs as a percentage of total assets	0.06%	0.13%	0.20%	0.24%	0.27%

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

Table 8 - Troubled Debt Restructurings

(dollars in thousands)

	March 31, 2021	December 31, 2020
	2021	2021
Accruing TDRs	$12,839	$13,047
Nonaccruing TDRs	949	1,141
Total TDRs	$13,788	$14,188

The gross additional interest income that would have been earned during the three months ended March 31, 2021 and 2020 had performing TDRs performed in accordance with the original terms is immaterial.

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

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower, which raises doubts as to the ability of such borrower to comply with the loan repayment terms. Potential problem loans totaled $160.0 million and $172.7 million as of March 31, 2021 and December 31, 2020, respectively. As a percentage of total loans, potential problem loans were 6.9% and 7.7% as of March 31, 2021 and December 31, 2020, respectively. The decrease was primarily related to credit rating upgrades for criticized and classified loans. As a number of potential problem loans are real estate secured, management closely tracks the values of real estate collateral when assessing the collectability of these loans.

Allowance for Credit Losses on Loans and Unfunded Commitments

The allowance for credit losses was 1.31% of total loans held for investment at March 31, 2021, compared to 1.55% at December 31, 2020. The allowance for credit losses to loans held for investment excluding PPP loans was 1.45% as of March 31, 2021 compared to 1.70% at December 31, 2020. The decrease from December 31, 2020 was due to an improvement in the CECL economic forecast along with credit rating upgrades for criticized and classified loans.

The base case economic forecast used for the March 31, 2021 calculation was published in early March. Management applied an economic and business conditions qualitative adjustment to the allowance by incorporating an alternative forecast scenario. The alternative forecast scenario was derived from economic conditions experienced during 2008 and 2009, which included a significant recession. Other qualitative adjustments applied by management during the three months ended March 31, 2021 related to credit concentrations and competition.

Net charge-offs for the three months ended March 31, 2021 and 2020 were $238,000 and $194,000, respectively. The increase related primarily to charge-offs of two commercial and industrial loan relationships in the first quarter of 2021 totaling $250,000 compared to one commercial real estate and home equity relationship in the first quarter of 2020 totaling $203,000. Table 9 provides details concerning the allowance for credit losses on loans during the past five quarters.

Table 9 - Allowance for Credit Losses on Loans

(dollars in thousands)

	2021	2020
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for credit losses on loans
Balance at beginning of period	$31,818	$31,894	$31,605	$24,896	$18,535
Adoption of ASU 2016-13	—	—	—	—	(854)
Provision for loan losses	(4,074)	225	636	8,222	7,409
Loans charged-off:
Commercial and industrial	(288)	(401)	(404)	(1,479)	(18)
Commercial real estate	—	—	—	—	(78)
Construction and land	—	—	—	—	—
Residential mortgages	—	—	—	(36)	—
Home equity	—	—	—	—	(125)
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	(288)	(401)	(404)	(1,515)	(221)
Recoveries on loans previously charged-off:
Commercial and industrial	50	37	56	1	—
Commercial real estate	—	44	—	—	18
Construction and land	—	18	—	—	—
Residential mortgages	—	—	—	—	1
Home equity	—	—	—	—	—
Consumer	—	1	1	1	8
Other	—	—	—	—	—
Total recoveries	50	100	57	2	27
Net charge-offs	(238)	(301)	(347)	(1,513)	(194)
Balance at period end	$27,506	$31,818	$31,894	$31,605	$24,896

Allowance for credit losses on unfunded commitments
Balance at beginning of period	$3,128	$2,871	$3,480	$2,838	$892
Adoption of ASU 2016-13	—	—	—	—	1,275
Provision for unfunded commitments	(445)	257	(609)	642	671
Balance at period end	$2,683	$3,128	$2,871	$3,480	$2,838

Total allowance for credit losses on loans and unfunded commitments	$30,189	$34,946	$34,765	$35,085	$27,734

Provision for credit losses under CECL
Provision for loan losses	$(4,074)	$225	$636	$8,222	$7,409
Provision for securities held-to-maturity credit losses	—	(1)	1	(1)	(6)
Provision for unfunded commitments	(445)	257	(609)	642	671
Total provision for credit losses	$(4,519)	$481	$28	$8,863	$8,074

Allowance for loan losses on loans to loans held-for-investment	1.20%	1.41%	1.46%	1.45%	1.29%
Allowance for credit losses to loans held-for-investment	1.31%	1.55%	1.59%	1.61%	1.43%
Allowance for credit losses to loans held-for-investment excluding PPP loans	1.45%	1.70%	1.78%	1.80%	1.43%
Net charge-offs to average loans (1)	0.04	0.05	0.06	0.29	0.04
Non-performing loans as a percentage of total loans	0.09%	0.22%	0.25%	0.29%	0.34%
Non-performing assets as a percentage of total assets	0.06%	0.13%	0.20%	0.24%	0.27%
(1)	Annualized.

Investment Securities

Investment securities available-for-sale totaled $390.7 million at March 31, 2021 compared to $335.4 million at December 31, 2020. Held-to-maturity securities, net totaled $222.5 million at March 31, 2021 compared to $200.2 at December 31, 2020. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Held-to-maturity securities are carried at amortized cost. As of March 31, 2021, investment securities available-for-sale had a net unrealized gain of $1.5 million compared to a net unrealized gain of $9.0 million as of December 31, 2020. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuate. Management evaluated all available-for-sale securities in an unrealized loss position at March 31, 2021 and December 31, 2020 and concluded no impairment existed at the balance sheet dates.

Changes in the amount of our investment securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from the management of deposits and short-term borrowings exceed loan demand, we invest excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. During the first three months of 2021, we purchased $76.8 million in securities available-for-sale and $22.5 million in held-to-maturity municipal securities to invest excess cash from customer deposits.

Details of investment securities at March 31, 2021 and December 31, 2020 are provided in Table 10.

Table 10 - Securities

(dollars in thousands)

	March 31, 2021		December 31, 2020
	Carrying		Amortized
Available-for-Sale Securities	Value	Fair Value	Cost	Fair Value
U.S. states and political divisions	$77,328	$79,408	$78,117	$81,019
Trust preferred securities	4,841	4,808	4,835	4,722
Corporate debt securities	20,519	20,633	19,526	19,821
Residential mortgage-backed securities	248,823	246,544	190,817	194,598
Commercial mortgage-backed securities	37,722	39,308	33,150	35,263
Total available-for-sale	389,233	390,701	326,445	335,423
Held-to-Maturity Securities
U.S. states and political divisions	222,549	228,422	200,170	214,584
Less: allowance for credit losses on securities held-to-maturity	14	—	14	—
Total held-to-maturity	222,535	228,422	200,156	214,584
Total securities	$611,768	$619,123	$526,601	$550,007

The effective duration of our securities was 6.87 years and 6.09 years at March 31, 2021 and December 31, 2020, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. We evaluate our goodwill annually as of October 1, or more frequently if necessary, to determine if any impairment exists. Factors that management considers in this assessment includes macroeconomic conditions, industry and market considerations, our overall financial performance and changes in the composition or carrying amount of net assets. We performed our annual goodwill assessment as of October 1, 2020 and concluded that our carrying value was not in excess of its fair value. We considered the impact of COVID-19 on these factors as of March 31, 2021 and will continue to monitor triggering events related to the pandemic between annual impairment assessments. There were no triggering events requiring an impairment test during the first three months of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Deposits

At March 31, 2021, total deposits were $3.3 billion, an increase of $116.2 million, or 4%, from December 31, 2020. Money market deposits increased $111.6 million, or 11%, from December 31, 2020 to March 31, 2021 and noninterest-bearing demand deposits increased $246.8 million, or 24%, during the same period. Time deposits increased $52.8 million due to growth in the partnership with a fintech firm that offers CD-secured loans to its customers. Partially offsetting this increase was a decrease in interest-bearing checking deposits of $275.1 million, or 36% from December 31, 2020.

Total average deposits for the quarter ended March 31, 2021 were $3.2 billion, an increase of $902.4 million, or 40%, from the same period in 2020. For the quarter ended March 31, 2021 compared to the same period in 2020, average money market deposits increased $32.1 million, or 3%, while average noninterest-bearing demand deposits increased $423.5 million, or 59%. Average interest-bearing demand deposits (NOW) increased $236.5 million, or 62%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase in average non-interest bearing and average interest-bearing demand deposits reflects continued growth in relationship driven core deposits. Average time deposits increased $217.8 million for the three months ended March 31, 2021 from the first quarter of 2020 due to the aforementioned growth in the partnership with a fintech firm that offers CD-secured loans to its customers.

Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits

(dollars in thousands)

						Year To	Year Over
	March 31,	December 31,	September 30,	June 30,	March 31,	Date	Year
Period End Deposits	2021	2020	2020	2020	2020	Change	Change
Non-interest-bearing demand deposits	$1,280,524	$1,033,765	$843,656	$883,662	$712,919	$246,759	$567,605
NOW	485,540	760,638	387,858	449,737	368,463	(275,098)	117,077
Savings	562	625	568	583	567	(63)	(5)
Money market	1,142,361	1,030,753	945,834	879,863	982,109	111,608	160,252
Time	294,129	241,328	196,343	131,353	66,793	52,801	227,336
Brokered	74,576	94,399	94,463	62,433	94,268	(19,823)	(19,692)
Total deposits	$3,277,692	$3,161,508	$2,468,722	$2,407,631	$2,225,119	$116,184	$1,052,573

	2021	2020				Q1 2021 vs	Q1 2021 vs
	First	Fourth	Third	Second	First	Q4 2020	Q1 2020
Average Deposits	Quarter	Quarter	Quarter	Quarter	Quarter	Change	Change
Non-interest-bearing demand deposits	$1,136,531	$977,009	$854,715	$815,299	$713,001	$159,522	$423,530
NOW	618,701	558,967	440,734	462,051	382,178	59,734	236,523
Savings	587	614	586	574	650	(27)	(63)
Money market	1,042,809	1,026,347	942,062	952,444	1,010,713	16,462	32,096
Time	273,615	221,792	166,019	96,362	55,775	51,823	217,840
Brokered	84,663	89,673	68,102	83,228	92,188	(5,010)	(7,525)
Total deposits	$3,156,906	$2,874,402	$2,472,218	$2,409,958	$2,254,505	$282,504	$902,401

Noninterest bearing deposits as a percentage of average deposits	36.0%	34.0%	34.6%	33.8%	31.6%
Cost of interest-bearing deposits	0.19%	0.25%	0.28%	0.33%	1.09%
Cost of deposits	0.12%	0.16%	0.19%	0.22%	0.75%

Short-Term Borrowings

There were no outstanding balances of federal funds purchased at March 31, 2021 and December 31, 2020.

As a member of the FHLB, we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. There were no FHLB advances outstanding at March 31, 2021 and December 31, 2020.

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

We aim to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, federal funds lines and other borrowing facilities. We aim to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At March 31, 2021, management believed that we had sufficient liquidity to meet our funding needs.

At March 31, 2021, we had access to $535.0 million in unsecured borrowings and $814.6 million in secured borrowings through various sources, including FHLB advances and access to federal funds. We also have the ability to attract more deposits by increasing rates.

We had $218.8 million in PPP loans outstanding as of March 31, 2021. The loans were funded from existing sources and will reduce available liquidity until the loans are forgiven or purchased by the SBA or third parties.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity at March 31, 2021 was $340.3 million, an increase of $1.7 million, or 1%, from December 31, 2020. Net income of $13.4 million was offset by a decrease of $8.7 million in accumulated other comprehensive income and $4.2 million in repurchases of 222,193 shares of common stock during the first three months of 2021. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

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

Table 12 - Capital Ratios

(dollars in thousands)

					Regulatory Guidelines
							Minimum Capital
	Consolidated		Bank				Plus Capital
	March 31,	December 31,	March 31,	December 31,		Well	Conservation Buffer
	2021	2020	2021	2020	Minimum	Capitalized	2021
Risk based ratios:
Common equity tier 1 capital	12.2%	11.9%	14.7%	14.2%	4.5%	6.5%	7.0%
Tier 1 Capital	12.2	11.9	14.7	14.2	6.0	8.0	8.5
Total capital	16.4	16.1	15.9	15.4	8.0	10.0	10.5
Leverage ratio	8.4	8.9	10.2	10.6	4.0	5.0	N/A

Common equity tier 1 capital	$301,385	$292,890	$363,318	$349,779
Tier 1 capital	301,385	292,890	363,318	349,779
Total capital	405,464	397,719	393,519	380,725

Risk weighted assets	2,479,365	2,470,185	2,478,372	2,471,702
Quarterly average total assets for leverage ratio	3,578,256	3,297,529	3,570,608	3,288,402

As of March 31, 2021, Atlantic Capital and the Bank remained “well-capitalized” under regulatory guidelines. For more information see “Item 1. Business–Supervision and Regulation–Capital Adequacy” in our 2020 Annual Report on Form 10-K.

Table 13 - Tier 1 Common Equity

(dollars in thousands)

March 31, 2021
Tier 1 capital	$301,385
Less: restricted core capital	—
Tier 1 common equity	$301,385

Risk-adjusted assets	$2,479,365
Tier 1 common equity ratio	12.2%

Off-Balance Sheet Arrangements

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. As of March 31, 2021, we had issued commitments to extend credit of approximately $789.9 million and standby letters of credit of approximately $15.1 million through various types of commercial lending arrangements.

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

Contractual Obligations

There have been no significant changes in our contractual obligations as of March 31, 2021 compared to December 31, 2020.

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

We assess interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. With rates rising, the estimated increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Our loan portfolio consists of approximately half floating rate loans and half fixed rate loans. Our core client deposits are likely to allow us to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of our total deposits. See Table 14 for an analysis of the impact on net interest income resulting from various interest rate shock scenarios as of March 31, 2021 and December 31, 2020 and Table 15 for our MVE profile as of March 31, 2021 and December 31, 2020.

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

Table 14 provides the impact on net interest income resulting from various interest rate shock scenarios as of March 31, 2021 and December 31, 2020.

Table 14 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	March 31, 2021	December 31, 2020
‑200	(8.25)%	(8.85)%
‑100	(6.87)	(6.49)
+100	14.95	15.26
+200	29.86	30.82
+300	45.59	46.24

We also utilize the MVE as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using MVE sensitivity analysis to study the impact on long-term cash flows on capital. Table 15 presents the MVE profile as of March 31, 2021 and December 31, 2020.

Table 15 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	March 31, 2021	December 31, 2020
‑200	12.57%	(3.03)%
‑100	8.98	(3.58)
+100	(1.99)	5.89
+200	(3.04)	10.77
+300	(3.43)	12.65

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

ITEM 4.              CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2021, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report under Part I, Item 1A “Risk Factors” because these risk factors may affect our operations and financial results.

The risks described in the Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          None.

(b)          Not applicable.

(c)          On March 4, 2020, the Board of Directors had authorized a new stock repurchase program pursuant to which we may purchase up to $25 million of our issued and outstanding common stock. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. The stock repurchase program may be suspended or discontinued at any time and will automatically expire on March 4, 2022. Any repurchased shares will constitute authorized but unissued shares. We initially paused repurchases in March 2020 as part of our holding company liquidity planning in response to the pandemic and resumed repurchases in August 2020. During 2020, we repurchased 1,338,858 shares totaling $17.7 million under the new stock buyback program.

During the three months ended March 31, 2021, we repurchased 222,193 shares under the stock repurchase program for $4.2 million. The following table presents information with respect to repurchases of our common shares during the periods indicated:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs (1)
January 1 - 31, 2021	84,738	$17.00	84,738	$5,857,054
February 1 - 28, 2021	92,055	19.04	92,055	4,104,157
March 1 - 31, 2021	45,400	21.98	45,400	3,106,042
Total	222,193	$18.87	222,193
(1)	Represents the maximum dollar amount of shares available for repurchase in the $25 million share repurchase program announced March 4, 2020, expiring March 4, 2022.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

Performance Share Award Agreement (for Severance Plan Participants), which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on January 26, 2021.

10.1

Performance Share Award Agreement (for Severance Plan Participants), which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on January 26, 2021.

10.2

Restricted Stock Unit Agreement (for Severance Plan Participants), which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on January 26, 2021.

10.3

Restricted Stock Award Agreement (for Severance Plan Participants), which is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on January 26, 2021.

10.4

Stock Option Agreement (for Severance Plan Participants), which is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (file no. 001-37615), filed with the Securities and Exchange Commission on January 26, 2021.

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
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) the Notes to the Unaudited Consolidated Financial Statements

104

The cover page from Atlantic Capital Bancshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language) (embedded within EX – 101).

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

Date: May 7, 2021