Form 10-Q
period 2021-06-30
Atlantic Capital Bancshares, Inc.
filed 2021-08-06
CIK 1461755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 20,302,958 shares outstanding as of August 1, 2021

Atlantic Capital Bancshares, Inc.

Form 10-Q

INDEX

Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Annual Report	The Company’s Annual Report on Form 10-K as filed with the SEC on March 16, 2021
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses, which are subject to Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus disease
FASB	Financial Accounting Standards Board
FDIC FHLB	Federal Deposit Insurance Corporation Federal Home Loan Bank
FICO	Fair Isaac Corporation
First Security	First Security Group, Inc. and FSG Bank, N.A.
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	The London Interbank Offered Rate
LTIP	Long Term Incentive Plan
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MVE	Market value of equity
Nasdaq	Nasdaq Global Select Market
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
NPL	Nonperforming loan
OCI	Other comprehensive income
PPP	Paycheck Protection Program
ROU	Right-of-use
SAR	Stock appreciation right
SBA	Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOFR SouthState The Company	Secured Overnight Financing Rate South State Corporation Atlantic Capital Bancshares, Inc.
TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$35,530	$16,865
Interest-bearing deposits in banks	593,195	636,537
Cash and cash equivalents	628,725	653,402
Investment securities available for sale	480,518	335,423
Investment securities held to maturity, net of allowance for credit losses of $13 and $14 at June 30, 2021 and December 31, 2020, respectively	233,547	200,156
Other investments	24,293	25,892
Loans held for investment	2,264,899	2,249,036
Less: Allowance for loan losses	(26,123)	(31,818)
Loans held for investment, net	2,238,776	2,217,218
Premises and equipment, net	19,643	21,589
Bank owned life insurance	73,610	72,856
Goodwill	19,925	19,925
Other intangibles, net	2,637	2,731
Other real estate owned	16	16
Other assets	58,755	66,409
Total assets	$3,780,445	$3,615,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,374,018	$1,033,765
Interest-bearing checking	536,677	760,638
Savings	676	625
Money market	1,026,239	1,030,753
Time	283,656	241,328
Brokered deposits	84,958	94,399
Total deposits	3,306,224	3,161,508
Long-term debt	73,953	73,807
Other liabilities	47,083	41,716
Total liabilities	3,427,260	3,277,031
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value - 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, no par value - 100,000,000 shares authorized; 20,319,429 and 20,394,912 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	206,619	209,942
Retained earnings	139,315	114,137
Accumulated other comprehensive income	7,251	14,507
Total shareholders’ equity	353,185	338,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,780,445	$3,615,617

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$23,352	$20,496	$45,121	$42,922
Investment securities	3,900	3,041	7,274	5,773
Interest and dividends on other interest-earning assets	366	260	633	1,125
Total interest income	27,618	23,797	53,028	49,820
INTEREST EXPENSE
Interest on deposits	851	1,299	1,822	5,481
Interest on Federal Home Loan Bank advances	—	38	—	38
Interest on federal funds purchased and securities sold under agreements to repurchase	—	6	—	38
Interest on long-term debt	1,107	823	2,201	1,652
Total interest expense	1,958	2,166	4,023	7,209
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	25,660	21,631	49,005	42,611
Provision for credit losses	(933)	8,863	(5,452)	16,937
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	26,593	12,768	54,457	25,674
NONINTEREST INCOME
Service charges	1,727	1,081	3,390	2,313
Gains on sales of securities	—	—	2	—
Gains on sales of other assets	—	—	—	5
Derivatives (loss) income	(7)	(10)	40	236
Bank owned life insurance	388	367	779	729
SBA lending activities	1,231	782	2,456	1,196
Other noninterest income	245	123	479	286
Total noninterest income	3,584	2,343	7,146	4,765
NONINTEREST EXPENSE
Salaries and employee benefits	10,362	8,466	20,783	16,942
Occupancy	778	883	1,512	1,677
Equipment and software	819	763	1,593	1,542
Professional services	723	792	1,645	1,497
Communications and data processing	869	670	1,661	1,567
Marketing and business development	138	79	246	232
Travel, meals and entertainment	47	34	57	174
FDIC premiums	421	175	696	175
Other noninterest expense	1,040	1,042	2,153	1,975
Total noninterest expense	15,197	12,904	30,346	25,781
INCOME BEFORE PROVISION FOR INCOME TAXES	14,980	2,207	31,257	4,658
Provision for income taxes	3,164	358	6,079	685
NET INCOME	$11,816	$1,849	$25,178	$3,973

Net income per common share ‑ basic	0.58	0.09	1.24	0.18
Net income per common share ‑ diluted	0.58	0.09	1.23	0.18

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income	$11,816	$1,849	$25,178	$3,973
Other comprehensive income
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax of $231, $329, ($1,626) and $1,407, respectively	702	1,002	(4,949)	4,319
Reclassification adjustment for losses (gains) included in net income net of tax of $0 for all periods presented	—	—	(2)	—
Unrealized (losses) gains on available-for-sale securities, net of tax	702	1,002	(4,951)	4,319
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax of $252, $178, ($757) and $2,291, respectively	767	542	(2,305)	7,010
Changes from cash flow hedges	767	542	(2,305)	7,010
Other comprehensive (loss) income, net of tax	1,469	1,544	(7,256)	11,329
Comprehensive income	$13,285	$3,393	$17,922	$15,302

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2021
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2020	20,394,912	$209,942	$114,137	$14,507	$338,586
Comprehensive income:
Net income	—	—	25,178	—	25,178
Change in unrealized losses on investment securities available-for-sale, net	—	—	—	(4,951)	(4,951)
Change in unrealized losses on cash flow hedges	—	—	—	(2,305)	(2,305)
Total comprehensive income					17,922
Net issuance of restricted stock	55,690	—	—	—	—
Issuance of common stock for option exercises	112,499	962	—	—	962
Issuance of common stock for long-term incentive plan	28,920	—	—	—	—
Restricted stock activity	—	725	—	—	725
Performance share activity	—	477	—	—	477
Stock repurchases	(272,592)	(5,487)	—	—	(5,487)
Balance - June 30, 2021	20,319,429	$206,619	$139,315	$7,251	$353,185

For the Three Months Ended June 30, 2021
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance - March 31, 2021	20,354,077	$207,047	$127,499	$5,782	$340,328
Comprehensive income:
Net income	—	—	11,816	—	11,816
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	702	702
Change in unrealized gains on cash flow hedges	—	—	—	767	767
Total comprehensive income					13,285
Net issuance of restricted stock	751	—	—	—	—
Issuance of common stock for option exercises	15,000	174	—	—	174
Restricted stock activity	—	415	—	—	415
Performance share activity	—	278	—	—	278
Stock repurchases	(50,399)	(1,295)	—	—	(1,295)
Balance - June 30, 2021	20,319,429	$206,619	$139,315	$7,251	$353,185

For the Six Months Ended June 30, 2020
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income	Total
Balance - December 31, 2019	21,751,026	$230,265	$91,669	$4,561	$326,495
Comprehensive income:
Net income	—	—	3,973	—	3,973
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	4,319	4,319
Change in unrealized gains on cash flow hedges	—	—	—	7,010	7,010
Total comprehensive income					15,302
Change in accounting principle - allowance for credit losses	—	—	(72)	—	(72)
Net issuance of restricted stock	59,258	—	—	—	—
Issuance of common stock for option exercises	60,940	660	—	—	660
Issuance of common stock for long-term incentive plan	25,265	444	—	—	444
Restricted stock activity	—	497	—	—	497
Stock-based compensation	—	35	—	—	35
Performance share activity	—	30	—	—	30
Stock repurchases	(418,858)	(7,411)	—	—	(7,411)
Balance - June 30, 2020	21,477,631	$224,520	$95,570	$15,890	$335,980

For the Three Months Ended June 30, 2020
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance - March 31, 2020	21,479,986	$224,233	$93,721	$14,346	$332,300
Comprehensive income:
Net income	—	—	1,849	—	1,849
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	1,002	1,002
Change in unrealized gains on cash flow hedges	—	—	—	542	542
Total comprehensive income					3,393
Net issuance of restricted stock	(2,355)	—	—	—	—
Restricted stock activity	—	201	—	—	201
Stock-based compensation	—	18	—	—	18
Performance share activity	—	68	—	—	68
Balance - June 30, 2020	21,477,631	$224,520	$95,570	$15,890	$335,980

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$25,178	$3,973
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(5,452)	16,937
Depreciation, amortization, and accretion	3,001	2,486
Amortization of operating lease right-of-use assets	887	1,105
Amortization of restricted stock and performance share compensation	1,578	521
Stock option compensation	—	35
(Gain) loss on sales of available-for-sale securities	(2)	—
Net write downs and (gains) losses on sales of other real estate owned	—	(5)
Net increase in cash value of bank owned life insurance	(754)	(706)
Origination of servicing assets	(485)	(302)
Proceeds from sales of SBA loans	25,437	17,938
Net (gains) on sale of SBA loans	(2,038)	(840)
Changes in operating assets and liabilities -
Net change in loans held for sale	—	(783)
Net (increase) decrease in other assets	7,952	(15,994)
Net increase (decrease) in accrued expenses and other liabilities	5,596	3,950
Net cash provided by operating activities	60,898	28,315
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	35,318	14,760
Maturities and calls	2,540	1,035
Sales	750	—
Purchases	(191,257)	—
Activity in securities held to maturity:
Prepayments	17	—
Purchases	(33,628)	(69,141)
Net change in loans held for investment	(40,069)	(330,214)
(Purchases) proceeds of Federal Home Loan Bank stock, net	811	—
(Purchases) proceeds of Federal Reserve Bank stock, net	(43)	—
Proceeds from sales of other real estate owned	—	88
(Purchases) of premises and equipment, net	(163)	(2,208)
Net cash (used in) investing activities	(225,724)	(385,680)
FINANCING ACTIVITIES
Net change in deposits	144,716	(91,415)
Net change in fed funds purchased	—	6,000
Proceeds from Federal Home Loan Bank advances	—	275,000
Repayments of Federal Home Loan Bank advances	—	(225,000)
Proceeds from exercise of stock options	920	660
Repurchase of common stock	(5,487)	(7,411)
Net cash provided by (used in) financing activities	140,149	(42,166)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,677)	(399,531)
CASH AND CASH EQUIVALENTS – beginning of period	653,402	466,328
CASH AND CASH EQUIVALENTS – end of period	$628,725	$66,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$4,116	$6,453
Income taxes paid	3,431	344

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

Proposed Merger with SouthState Corporation

On July 23, 2021, Atlantic Capital and South State Corporation, a South Carolina corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Atlantic Capital will merge with and into SouthState, with SouthState as the surviving corporation, in an all-stock transaction (the “Merger”). Following the Merger, the Bank will merge with and into South State Bank, National Association, a wholly owned subsidiary of SouthState (“SouthState Bank”), with SouthState Bank as the surviving entity. The Merger Agreement was unanimously approved by the board of directors of each of Atlantic Capital and SouthState. Completion of the merger is subject to customary closing conditions, including receipt of required regulatory approvals and the approval by shareholders of Atlantic Capital. The transaction is expected to close in the first quarter of 2022.

Subject to the terms of the Merger Agreement, Atlantic Capital shareholders will receive 0.36 shares of SouthState common stock, par value $2.50 per share (“SouthState common stock”), for each outstanding share of Atlantic Capital common stock. Additionally, two Atlantic Capital directors will join both SouthState's board and the SouthState Bank board.

NOTE 2 – ACCOUNTING STANDARDS UPDATES AND RECENTLY ADOPTED STANDARDS

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuance of LIBOR. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is in the process of making the necessary adjustments to prepare for the impact that the discontinuance of LIBOR will have on its existing contracts and consolidated financial statements. The Company does not expect the discontinuance of LIBOR to have a material impact on Atlantic Capital’s financial position or results of operations.

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

The following table presents a summary of amounts outstanding in derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements and amounts received or pledged as collateral at June 30, 2021 and December 31, 2020. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
(in thousands)	Recognized	Offset on the	Asset	Financial	Collateral
June 30, 2021	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$15,591	$—	$15,591	$—	$(5,900)	$9,691
Total	$15,591	$—	$15,591	$—	$(5,900)	$9,691

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$8,008	$—	$8,008	$(8,008)	$330	$(7,678)
Total	$8,008	$—	$8,008	$(8,008)	$330	$(7,678)

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2020	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$22,184	$—	$22,184	$—	$—	$22,184
Total	$22,184	$—	$22,184	$—	$—	$22,184

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$11,496	$—	$11,496	$(11,496)	$330	$(11,166)
Total	$11,496	$—	$11,496	$(11,496)	$330	$(11,166)

NOTE 4 – SECURITIES

The following table presents the amortized cost, fair value, and allowance for credit losses on securities available-for-sale and held-to-maturity at June 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
June 30, 2021
Available-For-Sale
U.S. states and political divisions	$75,757	$2,601	$—	$78,358
Trust preferred securities	4,848	25	—	4,873
Corporate debt securities	27,013	427	—	27,440
Residential mortgage-backed securities	342,884	2,807	(4,332)	341,359
Commercial mortgage-backed securities	27,615	943	(70)	28,488
Total available-for-sale	478,117	6,803	(4,402)	480,518

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	233,560	12,783	(1,122)	245,221	(13)	233,547
Total held-to-maturity	233,560	12,783	(1,122)	245,221	(13)	233,547

Total securities	$711,677	$19,586	$(5,524)	$725,739

		Gross	Gross
December 31, 2020	Amortized	Unrealized	Unrealized
Available-For-Sale	Cost	Gains	Losses	Fair Value
U.S. states and political divisions	$78,117	$2,906	$(4)	$81,019
Trust preferred securities	4,835	—	(113)	4,722
Corporate debt securities	19,526	295	—	19,821
Residential mortgage-backed securities	190,817	4,023	(242)	194,598
Commercial mortgage-backed securities	33,150	2,123	(10)	35,263
Total available-for-sale	326,445	9,347	(369)	335,423

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	200,170	14,439	(25)	214,584	(14)	200,156
Total held-to-maturity	200,170	14,439	(25)	214,584	(14)	200,156
Total securities
	$526,615	$23,786	$(394)	$550,007

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
	2021
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$10	$4	$14
Provision for credit losses	1	(2)	(1)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$11	$2	$13

	For the Six Months Ended June 30,
	2021
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$10	$4	$14
Provision for credit losses	1	(2)	(1)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$11	$2	$13

	For the Three Months Ended June 30,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$10	$4	$14
Provision for credit losses	(1)	—	(1)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$9	$4	$13

	For the Six Months Ended June 30,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$—	$—	$—
Impact of adopting ASU 2016-13	13	7	20
Provision for credit losses	(4)	(3)	(7)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$9	$4	$13

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. Accrued interest receivable on held-to-maturity debt securities totaled $2.3 million at June 30, 2021 and $2.1 million at December 31, 2020, is recorded in Other Assets on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on available-for-sale debt securities totaled $1.5 million and $1.2 million at June 30, 2021 and December 31, 2020, respectively, is recorded in Other Assets on the Consolidated Balance Sheets and is not included in the estimate of credit losses.

Atlantic Capital monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at June 30, 2021, aggregated by credit quality indicator.

	Held-to-Maturity
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

June 30, 2021	(in thousands)
Aaa	$58,220	$32,992	$91,212
Aa1	42,785	16,922	59,707
Aa2	37,937	28,939	66,876
Aa3	11,588	1,981	13,569
A1	2,196	—	2,196
Total	$152,726	$80,834	$233,560

As of June 30, 2021, there were no debt securities held-to-maturity that were classified as either nonaccrual or past due over 89 days and still accruing.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Within 1 year	$8,513	$8,631	$—	$—
After 1 year through 5 years	11,203	11,440	—	—
After 5 years through 10 years	40,668	41,787	311	315
After 10 years	47,234	48,813	233,249	244,906
	107,618	110,671	233,560	245,221
Residential mortgage-backed securities	342,884	341,359	—	—
Commercial mortgage-backed securities	27,615	28,488	—	—
Total	$478,117	$480,518	$233,560	$245,221

The following table summarizes available-for-sale and held-to-maturity securities in an unrealized loss position as of June 30, 2021 and December 31, 2020.

	Less than 12 months		12 months or greater		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Available-for-Sale
Residential mortgage-backed securities	246,082	(4,321)	176	(11)	246,258	(4,332)
Commercial mortgage-backed securities	3,685	(70)	—	—	3,685	(70)
Total available-for-sale	249,767	(4,391)	176	(11)	249,943	(4,402)
Held-to-Maturity
U.S. states and political divisions	41,564	(1,122)	—	—	41,564	(1,122)
Total held-to-maturity	41,564	(1,122)	—	—	41,564	(1,122)
Total securities	$291,331	$(5,513)	$176	$(11)	$291,507	$(5,524)

December 31, 2020
Available-for-Sale
U.S. states and political divisions	$—	$—	$1,987	$(4)	$1,987	$(4)
Trust preferred securities	—	—	4,721	(113)	4,721	(113)
Residential mortgage-backed securities	68,042	(231)	205	(11)	68,247	(242)
Commercial mortgage-backed securities	3,750	(10)	—	—	3,750	(10)
Total available-for-sale	71,792	(241)	6,913	(128)	78,705	(369)
Held-to-Maturity
U.S. states and political divisions	2,241	(25)	—	—	2,241	(25)
Total held-to-maturity	2,241	(25)	—	—	2,241	(25)
Total securities	$74,033	$(266)	$6,913	$(128)	$80,946	$(394)

At June 30, 2021, there were 46 available-for-sale securities that were in an unrealized loss position. There were also 22 held-to-maturity securities that were in an unrealized loss position at June 30, 2021. At December 31, 2020, there were 13 available-for-sale securities and one held-to-maturity security that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2021 and December 31, 2020 were attributable to changes in market interest rates. No credit impairment was recorded for those securities in an unrealized loss position for the three and six months ended June 30, 2021 or 2020.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Proceeds from sales	$—	$—	$750	$—
Gross realized gains	—	$—	$2	$—
Gross realized losses	—	—	—	—
Net gains on sales of securities	$—	$—	$2	$—

Investment securities with a carrying value of $48.4 million and $43.9 million were pledged to secure public funds and other borrowings at June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, Atlantic Capital had investments with a carrying value of $5.5 million and $5.4 million, respectively, in SBICs and other investments where Atlantic Capital is the limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the three and six months ended June 30, 2021 and 2020, the Company did not record any impairment on these investments. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio as of June 30, 2021 and December 31, 2020, is summarized below. There were no loans held for sale at June 30, 2021 or December 31, 2020.

	June 30, 2021	December 31, 2020

	(in thousands)

Loans held for investment
Commercial loans:
Commercial and industrial	$873,330	$952,805
Commercial real estate	956,970	909,101
Construction and land	180,497	145,595
Total commercial loans	2,010,797	2,007,501
Residential:
Residential mortgages	45,207	33,783
Home equity	24,972	25,443
Total residential loans	70,179	59,226
Consumer	184,203	176,066
Other	5,234	13,897
Total loans	2,270,413	2,256,690
Less net deferred fees and other unearned income	(5,514)	(7,654)
Less allowance for credit losses on loans	(26,123)	(31,818)
Loans held for investment, net	$2,238,776	$2,217,218

At June 30, 2021 and December 31, 2020, loans with a carrying value of $534.6 million and $474.5 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.

The fair value adjustments on purchased loans outside the scope of ASC 310-30 are accreted to interest income over the life of the loans. At June 30, 2021, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $228,000 compared to $262,000 at December 31, 2020.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  It is comprised of specific allowance for individually assessed loans and a general allowance for loans that are collectively assessed in pools with similar risk characteristics. The allowance is regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loan portfolio. Accrued interest receivable totaled $9.8 million at June 30, 2021 and $10.8 million at December 31, 2020 and was reported in Other Assets on the Consolidated Balance Sheets. Included in the estimate of credit losses for loans at June 30, 2021 and December 31, 2020 was $47,000 and $49,000, respectively, related to accrued interest receivable totaling $4.1 million and $4.4 million, respectively, on loans with payment deferrals. The remaining balance of accrued interest receivable was excluded from the estimate of credit losses for loans.

The following table presents the balance and activity in the allowance for credit losses on loans by portfolio segment for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
	2021
	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance	$26,184	$545	$777	$27,506
Provision for loan losses	(734)	165	(245)	(814)
Loans charged-off	(386)	(223)	—	(609)
Recoveries	6	32	2	40
Total ending allowance balance	$25,070	$519	$534	$26,123

	For the Three Months Ended June 30,
	2020
	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance	$23,830	$415	$651	$24,896
Provision for loan losses	8,482	138	(398)	8,222
Loans charged-off	(1,479)	(36)	—	(1,515)
Recoveries	1	—	1	2
Total ending allowance balance	$30,834	$517	$254	$31,605

	For the Six Months Ended June 30,
	2021
	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance	$30,221	$699	$898	$31,818
Provision for loan losses	(4,533)	11	(366)	(4,888)
Loans charged-off	(674)	(223)	—	(897)
Recoveries	56	32	2	90
Total ending allowance balance	$25,070	$519	$534	$26,123

	For the Six Months Ended June 30,
	2020
	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance	$18,203	$145	$187	$18,535
Impact of adopting ASC 326	(947)	8	85	(854)
Provision for loan losses	15,134	524	(27)	15,631
Loans charged-off	(1,575)	(161)	—	(1,736)
Recoveries	19	1	9	29
Total ending allowance balance	$30,834	$517	$254	$31,605

The decrease in the allowance for credit losses at June 30, 2021 compared to December 31, 2020 was due to an improvement in the CECL economic forecast partially offset by growth in commercial real estate loans and in construction loans.

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

As of June 30, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $13.5 million and $14.2 million, respectively. The Company allocated $420,000 in allowance for those loans at June 30, 2021 and had no commitments to lend additional funds on loans modified as TDRs as of June 30, 2021 and December 31, 2020.

There were no loans modified as TDRs during the three and six months ended June 30, 2021, nor during the three months ended June 30, 2020. Loans, by portfolio class, modified as TDRs during the six months ended June 30, 2020 are as follows:

	Number of Loans	Outstanding Balance	Increase in Allowance

		(in thousands)
Six Months Ended June 30, 2020
Commercial and industrial	1	$67	$2
Commercial real estate	1	1,945	154
Total	2	$2,012	$156

The Company did not forgive any principal on TDRs during the three and six months ended June 30, 2021 and 2020.

A TDR is considered to be in default once it becomes 90 days or more contractually past due under the modified terms. The following table presents by class, all loans modified as TDRs that defaulted during the three and six months ended June 30, 2020, and within twelve months of their modification date. There were no loans modified as TDRs that defaulted during the three and six months ended June 30, 2021, and within twelve months of their modification date.

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance

(in thousands)
Commercial	-	$-	2	$320
Total	-	$-	2	$320

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

As of June 30, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving Loans
							Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(in thousands)
June 30, 2021
Commercial - commercial and industrial:
Risk rating
Pass	$185,106	$133,592	$75,721	$73,056	$40,859	$50,137	$259,684	$818,155
Special mention	—	841	10,865	17,508	1,104	421	7,580	38,319
Substandard	—	651	6,892	5,797	30	1,540	1,946	16,856
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial and industrial	$185,106	$135,084	$93,478	$96,361	$41,993	$52,098	$269,210	$873,330
Commercial - commercial real estate:
Risk rating
Pass	$107,700	$87,518	$145,188	$133,500	$79,436	$322,412	$18,184	$893,938
Special mention	—	2,923	9,777	1,771	—	14,513	1,470	30,454
Substandard	—	5,235	5,943	6,362	3,216	11,822	—	32,578
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial real estate loans	$107,700	$95,676	$160,908	$141,633	$82,652	$348,747	$19,654	$956,970
Commercial - construction and land:
Risk rating
Pass	$13,136	$86,713	$50,013	$98	$—	$—	$26,443	$176,403
Special mention	—	—	—	2,564	—	1,530	—	4,094
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial - construction and land loans	$13,136	$86,713	$50,013	$2,662	$—	$1,530	$26,443	$180,497
Residential - mortgages:
Risk rating
Pass	$3,149	$7,681	$2,892	$15,703	$4,568	$9,774	$—	$43,767
Special mention	—	525	—	156	733	—	—	1,414
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Total residential - mortgage loans	$3,149	$8,206	$2,892	$15,859	$5,301	$9,800	$—	$45,207
Residential - home equity:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$24,047	$24,047
Special mention	—	—	—	—	—	—	726	726
Substandard	—	—	—	—	—	—	199	199
Doubtful	—	—	—	—	—	—	—	—
Total residential - home equity loans	$—	$—	$—	$—	$—	$—	$24,972	$24,972
Consumer:
Risk rating
Pass	$119,462	$57,494	$3,042	$—	$22	$3,803	$380	$184,203
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$119,462	$57,494	$3,042	$—	$22	$3,803	$380	$184,203
Other:
Risk rating
Pass	$160	$—	$—	$1,623	$1,309	$549	$—	$3,641
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,593	—	—	1,593
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$160	$—	$—	$1,623	$2,902	$549	$—	$5,234

Total:
Pass	$428,713	$372,998	$276,856	$223,980	$126,194	$386,675	$328,738	$2,144,154
Special Mention	—	4,289	20,642	21,999	1,837	16,464	9,776	75,007
Substandard	—	5,886	12,835	12,159	4,839	13,388	2,145	51,252
Doubtful	—	—	—	—	—	—	—	—
Total	$428,713	$383,173	$310,333	$258,138	$132,870	$416,527	$340,659	$2,270,413

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$467	$2,289	$2,756	$650
Commercial real estate	12	—	12	—
Total commercial loans	479	2,289	2,768	650
Residential mortgages	1,619	—	1,619	156
Consumer	—	—	—	1
Total loans	$2,098	$2,289	$4,387	$807

	As of December 31, 2020
	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$2,597	$934	$3,531	$—
Commercial real estate	42	—	42	—
Total commercial loans	2,639	934	3,573	—
Residential mortgages	205	—	205	1,084
Total loans	$2,844	$934	$3,778	$1,084

The gross additional interest income that would have been earned during the three and six months ended June 30, 2021 and 2020 had performing TDRs performed in accordance with the original terms is immaterial. Atlantic Capital recognized interest income on nonaccrual loans of $91,000 and $110,000 during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, Atlantic Capital recognized interest income on nonaccrual loans of $51,000 and $82,000, respectively.

The following table presents the amortized cost basis of collateral dependent impaired loans by class of loans as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Real		Business	SBA
	Property	Equipment	Assets	Guaranty	Total

Commercial and industrial	$13	$—	$55	$1,157	$1,225
Residential mortgages	1,024	27	—	568	1,619
Total loans	$1,037	$27	$55	$1,725	$2,844

	As of December 31, 2020
	Real		Business	SBA
	Property	Equipment	Assets	Guaranty	Total

Commercial and industrial	$2,165	$262	$150	$212	$2,789
Residential mortgages	205	—	—	—	205
Total loans	$2,370	$262	$150	$212	$2,994

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020 by class of loans.

	As of June 30, 2021
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$385	$—	$650	$2,756	$3,791	$869,539	$873,330
Commercial real estate	7,811	—	—	12	7,823	949,147	956,970
Construction and land	349	—	—	—	349	180,148	180,497
Residential mortgages	776	297	156	1,619	2,848	42,359	45,207
Home equity	—	—	—	—	—	24,972	24,972
Consumer	9,334	4,933	1	—	14,268	175,169	189,437
Total Loans	$18,655	$5,230	$807	$4,387	$29,079	$2,241,334	$2,270,413

	As of December 31, 2020
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$1,166	$1,749	$817	$3,531	$7,263	$945,542	$952,805
Commercial real estate	4,008	357	—	42	4,407	904,694	909,101
Construction and land	—	—	—	—	—	145,595	145,595
Residential mortgages	479	925	267	205	1,876	31,907	33,783
Home equity	—	—	—	—	—	25,443	25,443
Consumer	10,374	5,776	—	—	16,150	173,813	189,963
Total Loans	$16,027	$8,807	$1,084	$3,778	$29,696	$2,226,994	$2,256,690

The following table presents loans repurchased and/or cash proceeds from loans sold during the three and six months ended June 30, 2021 and 2020 by portfolio class. Of the loans sold where the Company has continuing involvement, $3.7 million and $8.4 million were past due thirty days or greater at June 30, 2021 and December 31, 2020, respectively. These amounts are included in the past due table above.

	For the three months ended June 30, 2021
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$411	$-	$1,362	$1,773
SBA Sales	8,052	3,582	664	12,298
Total Loans	$8,463	$3,582	$2,026	$14,071

	For the six months ended June 30, 2021
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$1,070	$2,708	$1,362	$5,140
SBA Sales	16,266	8,507	664	25,437
Total Loans	$17,336	$11,215	$2,026	$30,577

	For the three months ended June 30, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$631	$-	$-	$631
SBA Sales	10,205	1,334	-	11,539
Total Loans	$10,836	$1,334	$—	$12,170

	For the six months ended June 30, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$1,322	$1,467	$-	$2,789
SBA Sales	16,169	1,492	277	17,938
Total Loans	$17,491	$2,959	$277	$20,727

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Atlantic Capital tests goodwill for impairment annually in the fourth quarter. In assessing the possibility that the Company's fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, Atlantic Capital considers all available evidence, including (i) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (ii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any. The October 1, 2020 annual impairment test indicated that no impairment existed surrounding goodwill. Atlantic Capital continued to consider the market conditions generated by the COVID-19 pandemic during the first six months of 2021 to assess events and circumstances through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment including analyzing the impacts from the COVID-19 pandemic. There were no triggering events requiring an impairment test during the first six months of 2021.

The following table presents the balances for goodwill and other intangible assets:

	June 30,	December 31,
	2021	2020

	(in thousands)
Servicing assets, net	$2,637	$2,731
Total intangibles subject to amortization, net	2,637	2,731
Goodwill	19,925	19,925
Total goodwill and other intangible assets, net	$22,562	$22,656

NOTE 7 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the balance of SBA loans sold and serviced by Atlantic Capital totaled $195.6 million and $192.9 million, respectively.

Changes in the balance of servicing assets for the three and six months ended June 30, 2021 and 2020 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
SBA Loan Servicing Assets	2021	2020	2021	2020

	(in thousands)		(in thousands)
Beginning carrying value, net	$2,557	$2,523	$2,569	$2,731
Additions	249	197	484	302
Amortization	(269)	(217)	(516)	(530)
Ending carrying value	$2,537	$2,503	$2,537	$2,503

At June 30, 2021 and December 31, 2020, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	June 30, 2021	December 31, 2020

	(dollars in thousands)
Fair value of retained servicing assets	$2,882	$2,907
Weighted average life	3.24 years	3.17 years
Prepayment speed:	17.56%	18.03%
Decline in fair value due to a 10% adverse change	$(145)	$(123)
Decline in fair value due to a 20% adverse change	$(277)	$(236)
Weighted average discount rate	10.62%	12.49%
Decline in fair value due to a 100 bps adverse change	$(73)	$(59)
Decline in fair value due to a 200 bps adverse change	$(141)	$(115)

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

Changes in the balance of TriNet servicing assets for the three and six months ended June 30, 2021 and 2020 are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
TriNet Servicing Assets	2021	2020	2021	2020

	(in thousands)		(in thousands)
Beginning carrying value, net	$131	$262	$162	$296
Amortization	(31)	(34)	(62)	(68)
Ending carrying value	$100	$228	$100	$228

At June 30, 2021 and December 31, 2020, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	June 30, 2021	December 31, 2020

	(dollars in thousands)
Fair value of retained servicing assets	$231	$298
Weighted average life	4.01 years	4.58 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(2)	$(3)
Decline in fair value due to a 20% adverse change	$(4)	$(6)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(4)	$(5)
Decline in fair value due to a 200 bps adverse change	$(7)	$(11)

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2021			June 30, 2021
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit (1)	Amount	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$7,698	$(1,916)	$5,782	$19,289	$(4,782)	$14,507
Unrealized net gains (losses) on investment securities available-for-sale	933	(231)	702	(6,575)	1,626	(4,949)
Reclassification adjustment for net realized (gains)/losses on investment securities available-for-sale (2)	—	—	—	(2)	—	(2)
Unrealized net gains (losses) on derivatives	1,019	(252)	767	(3,062)	757	(2,305)
Accumulated other comprehensive income (loss) end of period	$9,650	$(2,399)	$7,251	$9,650	$(2,399)	$7,251

	For the Three Months Ended			For the Six Months Ended
	June 30, 2020			June 30, 2020
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$19,057	$(4,711)	$14,346	$6,081	$(1,520)	$4,561
Unrealized net gains (losses) on investment securities available-for-sale	1,331	(329)	1,002	5,726	(1,407)	4,319
Unrealized net gains (losses) on derivatives	720	(178)	542	9,301	(2,291)	7,010
Accumulated other comprehensive income (loss) end of period	$21,108	$(5,218)	$15,890	$21,108	$(5,218)	$15,890

(1)	The tax impact of each component of accumulated other comprehensive income (loss) is calculated using an effective tax rate of approximately 25%.
(2)	Reclassification amount is recognized in gains on sales of securities in the consolidated statements of income.

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

The following table represents the earnings per share calculations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands, except share and per share amounts)
Net income available to common shareholders	$11,816	$1,849	$25,178	$3,973

Weighted average shares outstanding
Basic (1)	20,332,503	21,472,462	20,356,153	21,580,855
Effect of dilutive securities:
Stock options and performance share awards	183,975	62,578	153,217	107,857
Diluted	20,516,478	21,535,040	20,509,370	21,688,712

Net income per common share:
Basic	$0.58	$0.09	$1.24	$0.18
Diluted	0.58	0.09	$1.23	$0.18
(1)	Unvested restricted shares are participating securities and included in basic share calculations.

Stock options outstanding of 109,446 at June 30, 2020 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares. There were no stock options outstanding at June 30, 2021 whose exercise price of the award was higher than the market value of the shares.

The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 20,319,429 shares of common stock issued and outstanding at June 30, 2021. At December 31, 2020, 20,394,912 shares of common stock were issued and outstanding. Atlantic Capital had no shares of preferred stock outstanding at June 30, 2021 or December 31, 2020.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. No dividends were paid by the Bank to Atlantic Capital during the three and six months ended June 30, 2021. No dividends were paid by the Bank to Atlantic Capital during the three months ended June 30, 2020. For the six months ended June 30, 2020, the Bank paid dividends totaling $12.5 million to Atlantic Capital. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

During the first quarter of 2020, the Company completed the $85.0 million stock repurchase program authorized by the Board of Directors on November 14, 2018. On March 4, 2020, the Board of Directors authorized a new stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock. The repurchase program commenced immediately with respect to $15 million of stock, and the remaining $10 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will constitute authorized but unissued shares. During the first six months of June 30, 2021, the Company repurchased 272,592 shares totaling $5.5 million.

NOTE 10 – DERIVATIVES AND HEDGING

Risk Management

Atlantic Capital’s objectives in using interest rate derivatives are to stabilize net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.

Cash Flow Hedges

At June 30, 2021, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2021 and December 31, 2020, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $150.0 million and $125.0 million, respectively.

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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income and in net increase/decrease in other assets and accrued expenses and other liabilities in the Consolidated Statements of Cash Flows. At June 30, 2021 and December 31, 2020, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $66.8 million and $68.4 million, respectively.

Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At June 30, 2021 and December 31, 2020, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $132.7 million and $137.1 million, respectively.

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

In accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At June 30, 2021 and December 31, 2020, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $8.1 million and $11.8 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

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

To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At June 30, 2021 and December 31, 2020, Atlantic Capital had credit risk participation agreements with a notional amount of $2.5 million and $5.8 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of June 30, 2021 and December 31, 2020:

Derivatives designated as hedging instruments under ASC 815

		June 30, 2021		December 31, 2020
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$150,000	$7,654	$125,000	$10,799

Cash flow hedge of LIBOR based loans	Other liabilities	$—	$—	$—	$—

Derivatives not designated as hedging instruments under ASC 815

		June 30, 2021		December 31, 2020
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Customer swap positions	Other assets	$33,414	$1,432	$34,224	$2,057
Zero premium collar	Other assets	66,364	6,505	68,527	9,328
		$99,778	$7,937	$102,751	$11,385

Dealer offsets to customer swap positions	Other liabilities	$33,414	$1,452	$34,224	$2,087
Dealer offset to zero premium collar	Other liabilities	66,364	6,553	68,527	9,398
Credit risk participation	Other liabilities	2,501	3	5,782	11
		$102,279	$8,008	$108,533	$11,496

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020.

Derivatives not designated as hedging instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative		Recognized in Income on Derivatives
(in thousands)	Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Interest rate products	Other income	$(7)	$12	$32	$(242)
Other contracts	Other income	—	(2)	8	6
Total		$(7)	$10	$40	$(236)

The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and six months ended June 30, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30,					Six Months Ended June 30,
	Amount of Gain or					Amount of Gain or
	(Loss) Recognized in		Gain or (Loss) Reclassified from			(Loss) Recognized in		Gain or (Loss) Reclassified from
	OCI on Derivatives		Accumulated OCI in Income			OCI on Derivatives		Accumulated OCI in Income
	(Effective Portion)		(Effective Portion)			(Effective Portion)		(Effective Portion)
(in thousands)	2021	2020	Location	2021	2020	2021	2020	Location	2021	2020
Interest rate swaps	$548	$3,669	Interest income	$(627)	$(510)	$(3,575)	$9,268	Interest income	$(1,241)	$(652)

NOTE 11 – OTHER BORROWINGS AND LONG TERM DEBT

There were no FHLB borrowings outstanding as of June 30, 2021, and December 31, 2020. There was no interest expense for FHLB borrowings for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, interest expense for FHLB borrowings totaled $38,000. At June 30, 2021, the Company had available line of credit commitments with the FHLB totaling $1.1 billion, with no outstanding FHLB advances. However, based on actual collateral pledged, $83.9 million was available.

At June 30, 2021, the Company had an available line of credit based on the collateral available of $308.2 million with the FRB. There was no interest expense on federal funds purchased for the three and six months ended June 30, 2021. Interest expense on federal funds purchased for the three and six months ended June 30, 2020, was $6,000 and $38,000, respectively.

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

Subordinated debt is summarized as follows:

	June 30, 2021	December 31, 2020

	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 5.50% until September 1, 2025	$75,000	$75,000
Principal amount of subordinated debt	75,000	75,000
Less debt issuance costs	1,047	1,193
Subordinated debt, net	$73,953	$73,807

All subordinated debt outstanding at June 30, 2021 matures after more than five years.

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

At June 30, 2021, approximately 2,839,000 additional awards could be granted under the plan. Through June 30, 2021, incentive stock options, nonqualified stock options, restricted stock awards, performance share awards, and other stock-based awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company accounts for stock options in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. There was no stock-based compensation expense recognized by the Company for stock option grants for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, stock-based compensation expense for stock option grants was

$17,000 and $35,000, respectively. There was no unrecognized stock-based compensation expense related to stock option grants at June 30, 2021. At June 30, 2020, unrecognized stock-based compensation expense related to stock option grants was $24,000. At June 30, 2021 and 2020, the weighted average period over which this unrecognized expense is expected to be recognized was 0 years and 0.3 years, respectively. The weighted average remaining contractual life of options outstanding at June 30, 2021 was 3.7 years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted/modified during the six months ended June 30, 2021 or 2020.

The following table represents stock option activity for the six months ended June 30, 2021:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, December 31, 2020	214,890	$11.90
Granted/modified(1)	—	—
Exercised	(149,850)	10.71
Forfeited(1)	—	—
Expired	—	—
Outstanding, June 30, 2021	65,040	$14.66	3.73	$702
Exercisable, June 30, 2021	65,040	$14.66	3.73	$702
(1)	During the six months ended June 30, 2021, the Company did not modify any options.

The total fair value of option shares vested for both the six months ended June 30, 2021 and 2020 was $0.

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

Compensation expense related to restricted stock and performance shares for the three and six months ended June 30, 2021 was $825,000 and $1.9 million, respectively, and $632,000 and $1.0 million for the three and six months ended June 30, 2020, respectively. Unrecognized compensation expense associated with restricted stock was $3.6 million and $2.9 million as of June 30, 2021 and 2020, respectively. At June 30, 2021 and June 30, 2020, the weighted average period over which this unrecognized expense is to be recognized was 2.1 years and 2.2 years, respectively. During the three and six months ended June 30, 2021, there were 1,650 and 142,295 restricted stock and performance share awards granted at a weighted average grant price of $24.54 and $18.88 per share, respectively. During the three and six months ended June 30, 2020, there were 18,717 and 142,550 restricted stock and performance share awards granted at a weighted average grant price of $11.38 and $18.13 per share, respectively.

The Company did not modify any options during the six months ended June 30, 2021 or 2020.

The following table represents restricted stock and performance share award activity for the six months ended June 30, 2021:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding, December 31, 2020	435,748	$16.80
Granted/modified	142,295	18.88
Vested	(122,774)	19.92
Forfeited	(17,363)	17.95
Outstanding, June 30, 2021	437,906	$16.84

●	.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.

	Fair Value Measurements at June 30, 2021 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$78,358	$—	$78,358
Trust preferred securities	—	4,873	—	4,873
Corporate debt securities	—	27,440	—	27,440
Residential mortgage-backed securities	—	341,359	—	341,359
Commercial mortgage-backed securities	—	28,488	—	28,488
Total securities available-for-sale	$—	$480,518	$—	$480,518
Interest rate derivative assets	$—	$15,591	$—	$15,591
Interest rate derivative liabilities	$—	$8,008	$—	$8,008

	Fair Value Measurements at December 31, 2020 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$81,019	$—	$81,019
Trust preferred securities	—	4,722	—	4,722
Corporate debt securities	—	19,821	—	19,821
Residential mortgage-backed securities	—	194,598	—	194,598
Commercial mortgage-backed securities	—	35,263	—	35,263
Total securities available-for-sale	$—	$335,423	$—	$335,423
Interest rate derivative assets	$—	$22,184	$—	$22,184
Interest rate derivative liabilities	$—	$11,496	$—	$11,496

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. Atlantic Capital had no Level 3 securities as of June 30, 2021 and December 31, 2020.

For the six months ended June 30, 2021 and 2020, there was no change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
June 30, 2021	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$2,883	$2,883

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2020	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$2,844	$2,844

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at June 30, 2021 and December 31, 2020.

	Fair Value Measurements at
	June 30, 2021 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$35,530	$35,530	$—	$—
Interest-bearing deposits in banks	593,195	593,195	—	—
Total securities available-for-sale	480,518	—	480,518	—
Total securities held-to-maturity	233,547	—	245,221	—
FHLB stock	1,808	—	—	1,808
FRB stock	10,123	—	—	10,123
Loans held for investment, net	2,264,899	—	—	2,351,832
Derivative assets	15,591	—	15,591	—
Financial liabilities:
Deposits	$3,306,224	$—	$3,306,760	$—
Subordinated debt	73,953	—	76,172	—
Derivative financial instruments	8,008	—	8,008	—

	Fair Value Measurements at
	December 31, 2020 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$16,865	$16,865	$—	$—
Interest-bearing deposits in banks	636,537	636,537	—	—
Total securities available-for-sale	335,423	—	335,423	—
Total securities held-to-maturity	200,156	—	214,584	—
FHLB stock	2,619	—	—	2,619
FRB stock	10,080	—	—	10,080
Loans held for investment, net	2,249,036	—	—	2,285,222
Derivative assets	22,184	—	22,184	—
Financial liabilities:
Deposits	$3,161,508	$—	$3,120,246	$—
Subordinated debt	73,807	—	77,814	—
Derivative financial instruments	11,496	—	11,496	—

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

Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit as well as a summary of minimum lease payments at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020

	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$804,784	$813,757
Standby letters of credit	24,041	16,141
	$828,825	$829,898

Minimum lease payments	$16,966	$17,994

The Company also had commitments related to investments in SBICs totaling $1.8 million and $2.0 million at June 30, 2021 and December 31, 2020, respectively. In addition, Atlantic Capital had private equity commitments totaling $1.5 million at both June 30, 2021 and December 31, 2020.

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

The following table presents service charges by type of service provided for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

			(in thousands)
Deposit account analysis fees and charges	$1,511	$997	$2,917	$1,931
ATM fees	26	16	51	36
NSF fees	10	7	22	25
Wire fees	23	15	51	148
Foreign exchange fees	157	43	349	169
Other	—	3	—	4
Total service charges	$1,727	$1,081	$3,390	$2,313

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of June 30, 2021, operating lease ROU assets and liabilities were $9.0 million and $13.9 million, respectively, compared to $9.9 million and $14.9 million, respectively, as of December 31, 2020. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets. Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component. The Company’s leases include variable lease payments with annual increases based on changes in market rental rates.

Rent expense for the three and six months ended June 30, 2021, was $530,000 and $1.0 million, respectively. For the three and six months ended June 30, 2020, rent expense was $598,000 and $1.2 million, respectively, which was included in occupancy expense in the Consolidated Statements of Income.

The table below summarizes the Company’s net lease cost:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Operating lease cost	$530	$592	$1,031	$1,186
Short-term lease cost	—	6	2	15
Sublease income	(94)	(92)	(186)	(182)
Net lease cost	$436	$506	$847	$1,019

The tables below summarize other information related to the Company’s operating leases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$517	$565	$1,028	$1,125

	For the Six Months Ended June 30,
	2021	2020
Weighted-average remaining lease term - operating leases	7.9 years	8.8 years

Weighted-average discount rate - operating leases	3.03%	3.05%

The table below summarizes the maturity of remaining lease liabilities:

June 30, 2021
(in thousands)
Twelve Months Ended:
June 30, 2022	$2,351
June 30, 2023	2,244
June 30, 2024	1,995
June 30, 2025	1,893
June 30, 2026	1,855
Thereafter	6,628
Total future minimum lease payments	16,966
Less: Interest	(3,026)
Present value of net future minimum lease payments	$13,940

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proposed Merger with SouthState

As previously disclosed, on July 23, 2021, Atlantic Capital entered into the Merger Agreement with SouthState. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Atlantic Capital will merge with and into SouthState, with SouthState as the surviving corporation, in an all-stock transaction. Following the Merger, the Bank will merge with and into SouthState Bank, with SouthState Bank as the surviving entity. The Merger Agreement was unanimously approved by the board of directors of each of Atlantic Capital and SouthState. The transaction is expected to close in the first quarter 2022. The closing of the transactions contemplated by the Merger Agreement is subject to the approval of Atlantic Capital's shareholders, regulators, and certain other customary closing conditions.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Atlantic Capital’s shareholders will have the right to receive 0.36 shares of SouthState common stock for each share of common stock of Atlantic Capital that they hold.

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

The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	we are subject to business uncertainties and contractual restrictions while the Merger is pending;
●	the Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed, which may cause the price of SouthState’s common stock and our common stock to decline;
●	SouthState may fail to realize the anticipated benefits of the Merger;
●	the termination fee and restrictions on solicitation contained in the Merger Agreement limit our ability to pursue alternatives to the Merger;
●	the Merger is subject to the receipt of approvals or waivers from regulatory authorities that may impose conditions that could have an adverse effect on Atlantic Capital and SouthState;
●	because the market price of SouthState common stock will fluctuate, Atlantic Capital’s shareholders cannot be sure of the exact value of the consideration they will receive in the Merger;
●	termination of the Merger Agreement could negatively affect us;
●	the impact of the COVID-19 pandemic or any other pandemic on the national and local economy and the responses of governmental and monetary authorities on our operations, including declines in credit quality, strains on capital and liquidity, fluctuations in our payments, fintech and private capital solutions businesses, and declines in deposits;
●	our strategic decision to focus on the greater Atlanta market may not positively impact our financial condition in the expected timeframe, or at all;
●	costs associated with our growth and hiring initiatives;
●	risks associated with increased geographic concentration, borrower concentration and concentration in commercial real estate and commercial and industrial loans;
●	our strategic decision to increase our focus on SBA and franchise lending may expose us to additional risks associated with these types of lending, including industry concentration risks, our ability to sell the guaranteed portion of SBA loans, the impact of negative economic conditions on small businesses’ ability to repay the non-guaranteed portions of SBA loans, and changes to applicable federal regulations;
●	risks related to litigation, regulatory enforcement and reputation as a result of our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties;
●	risks associated with our ability to manage the planned growth of our payments, fintech and private capital solutions businesses, including changing regulations, security risks, and unforeseen increases in transaction volume resulting from changes in our customers’ businesses and changes in the competitive landscape for payment processing, fintech and private capital;
●	changes in asset quality and credit risk;
●	the cost and availability of capital;
●	customer acceptance of our products and services;

●	customer borrowing, repayment, investment and deposit practices;
●	the introduction, withdrawal, success and timing of business initiatives;
●	the impact, extent, and timing of technological changes;
●	severe catastrophic events in our geographic area;
●	a weakening of the economies in which we conduct operations may adversely affect our operating results;
●	the U.S. legal and regulatory framework could adversely affect our operating results;
●	the interest rate environment may compress margins and adversely affect net interest income;
●	our ability to anticipate or respond to interest rate changes correctly and manage interest rate risk presented through unanticipated changes in our interest rate risk position and/or short- and long-term interest rates;
●	changes in trade, monetary and fiscal policies of various governmental bodies and central banks could affect the economic environment in which we operate;
●	our ability to determine accurate values of certain assets and liabilities;
●	adverse developments in securities, public debt, and capital markets, including changes in market liquidity and volatility;
●	unanticipated changes in our liquidity position, including but not limited to our ability to enter the financial markets to manage and respond to any changes to our liquidity position;
●	the impact of the transition from LIBOR and our ability to adequately manage such transition;
●	adequacy of our risk management program and regulatory assessment thereof;
●	increased competitive pressure due to consolidation in the financial services industry;
●	risks related to security breaches, cybersecurity attacks, and other significant disruptions in our information technology systems; and
●	other risks and factors identified in our Annual Report on Form 10-K as filed with the SEC on March 16, 2021 (the “Annual Report”) in Part I, Item 1A under the heading “Risk Factors.”

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

Non-GAAP Financial Measures.

This Form 10-Q contains non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. Our management uses non-GAAP financial measures, including: (i) taxable equivalent interest income; (ii) taxable equivalent net interest income; (iii) loan yield excluding PPP loans; (iv) taxable equivalent net interest margin; (v) taxable equivalent net interest margin excluding PPP loans; (vi) taxable equivalent income before income taxes; (vii) taxable equivalent income tax expense; (viii) tangible book value per common share; (ix) tangible common equity to tangible assets; (x) allowance for credit losses to loans held for investment excluding PPP loans.

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

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

We reported net income of $11.8 million for the second quarter of 2021 compared to net income of $1.8 million for the second quarter of 2020. Diluted income per common share was $0.58 for the second quarter of 2021, compared to $0.09 for the same period in 2020.

For the six months ended June 30, 2021, we reported net income of $25.2 million. This compared to net income of $4.0 million for the six months ended June 30, 2020. Diluted income per common share was $1.23 for the six months ended June 30, 2021, compared to $0.18 for the same period in 2020.

The increase in net income for the three months ended June 30, 2021, compared to the same period in 2020, was primarily attributable to the recording of negative provision for credit losses of $933,000 during the second quarter of 2021 compared to a provision for credit losses of $8.9 million during the second quarter of 2020. The recording of negative provision was the result of improved CECL economic forecasts, partially offset by loan growth during the second quarter of 2021. The increase in net income quarter over quarter was also the result of higher net interest income, led by growth in loans and investment securities, as well as higher non-interest income, led by increased service charges. The increase in income was partially offset by an increase in salaries and employee benefits expense of $1.9 million, or 22%, and a $2.8 million increase in provision for income taxes.

For the six months ended June 30, 2021, compared to the first six months of 2020, the increase in net income was primarily attributable to the recording of negative provision for credit losses of $5.5 million during the first six months of 2021 compared to a provision for credit losses of $16.9 million during the same period in 2020. The recording of negative provision was the result of improved CECL economic forecasts and credit upgrades, partially offset by loan growth during the first half of 2021. Partially offsetting the increase in income was an increase in salaries and employee benefits expense for the first six months of 2021 compared to the same period in 2020. Salaries and employee benefits expense included a seasonal increase of approximately $700,000 in benefit costs and $255,000 in contract labor expense for PPP round two loan processing during the first half of 2021.

Net interest income before provision for credit losses increased $4.0 million, or 19%, from the second quarter of 2020 to 2021, primarily due to a $3.8 million, or 16%, increase in interest income, driven by higher loan interest and fees, as well as a decrease of $208,000, or 10%, in interest expense, primarily resulting from a decrease in interest expense on deposits. Net interest income before provision for credit losses increased $6.4 million, or 15%, from the first six months of 2020 to 2021, primarily due a $3.2 million, or 6%, increase in interest income, driven by higher loan interest and fees as well as an increase of $1.5 million, or 26%, in interest income from investment securities. Also contributing to the increase in net interest income was a decrease of $3.2 million, or 44%, in interest expense due to lower interest expense on deposits.

Taxable equivalent net interest income was $26.0 million for the second quarter of 2021, compared to $22.0 million for the second quarter of 2020. Taxable equivalent net interest margin decreased to 2.91% for the three months ended June 30, 2021, from 3.23% for the three months ended June 30, 2020. The margin decrease for the second quarter of 2021 compared to the same period in 2020 was primarily due to the increase in deposits and corresponding increase in cash balances, which contributed to the margin decline. For the six months ended June 30, 2021, taxable equivalent net interest income was $49.7 million compared to $43.2 million for the same period of 2020. Taxable equivalent net interest margin decreased to 2.86% for the six months ended June 30, 2021, from 3.32% for the six months ended June 30, 2020. The margin decrease for the first half of 2021 compared to the same period in 2020 was primarily due to lower rates on loans resulting from federal funds rate decreases during 2020 and the increase in deposits and corresponding increase in cash balances, which contributed to the margin decline.

The CARES Act and applicable extensions provide relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing and also provide funding opportunities for small businesses under the PPP from approved SBA lenders. For commercial and consumer customers, we have provided a host of relief options, including payment deferrals (including maturity extensions), loan covenant waivers and low interest rate loan products. Outstanding PPP loans were $105.7 million at June 30, 2021, a decrease of $86.5 million, or 45%, from December 31, 2020. The decrease was due to the forgiveness of $160.0 million in PPP loans during the six months ended June 30, 2021, offset by the origination of 291 round two PPP loans totaling $73.0 million during the first half of 2021.

We recorded negative provision for credit losses for the quarter ended June 30, 2021, totaling $933,000, a decrease of $9.8 million from the quarter ended June 30, 2020, due to an improvement in the CECL economic forecast. For the six months ended June 30, 2021, we recorded negative provision for credit losses totaling $5.5 million, a decrease of $22.4 million from the six months ended June 30, 2020, resulting from improved CECL economic forecasts along with credit rating upgrades for certain criticized and classified loans, partially offset by loan growth during the first half of 2021.

Noninterest income increased $1.2 million, or 53%, to $3.6 million from the second quarter of 2020. The increase was primarily due to an increase of $646,000, or 60%, in service charges due to continued growth in our payments, fintech and private capital solutions businesses and a $449,000, or 57%, increase in SBA lending activities resulting from higher SBA premiums in the secondary market.

For the first six months of 2021, noninterest income increased $2.4 million, or 50%, to $7.1 million. The increase was primarily due to an increase of $1.3 million in SBA lending activities and an increase of $1.1 million, or 47%, in income from service charges.

For the second quarter of 2021, noninterest expense increased $2.3 million, or 18%, to $15.2 million compared to the second quarter of 2020. The most significant components of the increase were increases of $1.9 million, or 22%, in salaries and employee benefits, $246,000 in FDIC premiums and $199,000, or 30%, in communications and data processing expense. Partially offsetting the increase was a decrease of $105,000, or 12%, in occupancy expense. Salaries and employee benefits expense in the second quarter of 2021 included an increase in short-term and long-term incentive costs of $1.1 million, or 78%, compared to the second quarter of 2020.

Noninterest expense totaled $30.3 million for the six months ended June 30, 2021, compared to $25.8 million for the same period in 2020. The most significant component of the increase was a $3.8 million, or 23%, increase in salaries and employee benefits primarily related to higher incentives and $255,000 in contract labor expense for PPP round two loan processing. In addition, the first half of 2021 included an increase in short-term and long-term incentive costs of $2.5 million, along with the partial impact of new hires and merit increases. Also contributing to the increase in noninterest expense was an increase of $521,000 in FDIC premiums resulting from small bank assessment credits issued in the third quarter of 2019 coupled with overall asset growth in 2021.

Table 1 - Quarterly Selected Financial Data

(dollars in thousands, except share and per share data; taxable equivalent)

	2021		2020			For the six months ended June 30,
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	2021	2020
INCOME SUMMARY
Interest income - taxable equivalent (1)	$27,993	$25,775	$25,288	$24,578	$24,151	$53,768	$50,397
Interest expense	1,958	2,065	2,299	2,515	2,166	4,023	7,209
Net interest income - taxable equivalent	26,035	23,710	22,989	22,063	21,985	49,745	43,188
Provision for credit losses	(933)	(4,519)	481	28	8,863	(5,452)	16,937
Net interest income after provision for credit losses	26,968	28,229	22,508	22,035	13,122	55,197	26,251
Noninterest income	3,584	3,562	3,016	2,504	2,343	7,146	4,765
Noninterest expense	15,197	15,149	13,164	13,713	12,904	30,346	25,781
Income before income taxes	15,355	16,642	12,360	10,826	2,561	31,997	5,235
Income tax expense	3,539	3,280	2,410	2,208	712	6,819	1,262
Net income(1)(2)	$11,816	$13,362	$9,950	$8,618	$1,849	$25,178	$3,973

PER SHARE DATA
Diluted earnings per share	$0.58	$0.65	$0.48	$0.40	$0.09	$1.23	$0.18
Book value per share	17.38	16.72	16.60	16.05	15.64	17.38	15.64
Tangible book value per common share (2)	16.40	15.74	15.62	15.11	14.72	16.40	14.72

PERFORMANCE MEASURES
Return on average equity	13.60%	15.99%	11.68%	10.05%	2.20%	14.77%	2.38%
Return on average assets	1.26	1.50	1.19	1.15	0.25	1.38	0.28
Taxable equivalent net interest margin	2.91	2.81	2.91	3.14	3.23	2.86	3.32
Taxable equivalent net interest margin excluding PPP loans	2.70	2.70	2.81	3.18	3.35	2.70	3.38
Efficiency ratio	51.97	56.30	51.30	56.61	53.82	55.04	54.42
Average loans to average deposits	67.54	71.93	76.81	88.65	88.46	69.67	86.23

CAPITAL
Average equity to average assets	9.24%	9.39%	10.18%	11.45%	11.53%	9.31%	11.95%
Tangible common equity to tangible assets	8.86	8.63	8.86	11.03	11.01	8.86	11.01
Leverage ratio	8.4	8.4	8.9	9.9	9.9	8.5	10.3
Total risk based capital ratio	16.0	16.4	16.1	16.9	14.8	16.0	14.8

SHARES OUTSTANDING
Number of common shares outstanding - basic	20,319,429	20,354,077	20,394,912	21,202,783	21,477,631	20,319,429	21,477,631
Number of common shares outstanding - diluted	20,595,812	20,617,188	20,492,542	21,298,098	21,569,050	20,595,812	21,569,050
Average number of common shares - basic	20,332,503	20,380,066	20,711,089	21,500,735	21,472,462	20,356,153	21,580,855
Average number of common shares - diluted	20,516,478	20,502,184	20,795,332	21,543,805	21,535,040	20,509,370	21,688,712

ASSET QUALITY
Allowance for credit losses on loans to loans held for investment	1.27%	1.31%	1.55%	1.59%	1.61%	1.27%	1.61%
Net charge-offs to average loans(3)	0.10	0.04	0.05	0.06	0.29	0.07	0.17
Non-performing assets to total assets	0.14	0.06	0.13	0.20	0.24	0.14	0.24

AVERAGE BALANCES
Total loans	$2,233,906	$2,270,660	$2,207,956	$2,191,669	$2,131,847	$2,252,182	$2,011,016
Investment securities	656,507	579,547	491,134	453,382	462,850	618,239	440,410
Total assets	3,771,970	3,611,417	3,328,719	2,977,444	2,932,716	3,692,133	2,809,491
Deposits	3,307,601	3,156,906	2,874,402	2,472,218	2,409,958	3,232,669	2,332,231
Shareholders’ equity	348,416	338,990	338,948	341,017	338,027	343,725	335,754

AT PERIOD END
Loans and loans held for sale	$2,264,899	$2,302,661	$2,249,036	$2,188,894	$2,185,847	$2,264,899	$2,185,847
Investment securities	714,065	613,236	535,579	446,706	457,749	714,065	457,749
Total assets	3,780,445	3,732,668	3,615,617	2,923,977	2,890,622	3,780,445	2,890,622
Deposits	3,306,224	3,277,692	3,161,508	2,468,722	2,407,631	3,306,224	2,407,631
Shareholders’ equity	353,185	340,328	338,586	340,309	335,980	353,185	335,980

(1) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

(2) Excludes effect of acquisition related intangibles.

(3) Annualized.

Non-GAAP Performance Measures Reconciliation

(dollars in thousands)

						For the six months
	2021		2020			ended June 30,
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	2021	2020
Taxable equivalent interest income reconciliation
Interest income - GAAP	$27,618	$25,410	$24,943	$24,233	$23,797	$53,028	$49,820
Taxable equivalent adjustment	375	365	345	345	354	740	577
Interest income - taxable equivalent	$27,993	$25,775	$25,288	$24,578	$24,151	$53,768	$50,397

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$25,660	$23,345	$22,644	$21,718	$21,631	$49,005	$42,611
Taxable equivalent adjustment	375	365	345	345	354	740	577
Net interest income - taxable equivalent	$26,035	$23,710	$22,989	$22,063	$21,985	$49,745	$43,188

Loan yield excluding PPP loans reconciliation
Loan yield - GAAP	4.19%	3.89%	3.89%	3.82%	3.87%	4.04%	4.29%
Impact of PPP loans	(0.24)	(0.06)	(0.03)	0.13	0.22	(0.15)	0.14
Loan yield excluding PPP loans	3.95%	3.83%	3.86%	3.95%	4.09%	3.89%	4.43%

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	2.87%	2.76%	2.86%	3.09%	3.17%	2.82%	3.27%
Impact of taxable equivalent adjustment	0.04	0.05	0.05	0.05	0.06	0.04	0.05
Net interest margin - taxable equivalent	2.91%	2.81%	2.91%	3.14%	3.23%	2.86%	3.32%

Taxable equivalent net interest margin excluding PPP loans reconciliation
Net interest margin - taxable equivalent	2.91%	2.81%	2.91%	3.14%	3.23%	2.86%	3.32%
Impact of PPP loans	(0.21)	(0.11)	(0.10)	0.04	0.12	(0.16)	0.06
Net interest margin - taxable equivalent excluding PPP loans	2.70%	2.70%	2.81%	3.18%	3.35%	2.70%	3.38%

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$14,980	$16,277	$12,015	$10,481	$2,207	$31,257	$4,658
Taxable equivalent adjustment	375	365	345	345	354	740	577
Income before income taxes	$15,355	$16,642	$12,360	$10,826	$2,561	$31,997	$5,235

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$3,164	$2,915	$2,065	$1,863	$358	$6,079	$685
Taxable equivalent adjustment	375	365	345	345	354	740	577
Income tax expense	$3,539	$3,280	$2,410	$2,208	$712	$6,819	$1,262

Tangible book value per common share reconciliation
Total shareholders' equity	$353,185	$340,328	$338,586	$340,309	$335,980	$353,185	$335,980
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$333,260	$320,403	$318,661	$320,384	$316,055	$333,260	$316,055
Common shares outstanding	20,319,429	20,354,077	20,394,912	21,202,783	21,477,631	20,319,429	21,477,631
Book value per common share - GAAP	$17.38	$16.72	$16.60	$16.05	$15.64	$17.38	$15.64
Tangible book value	16.40	15.74	15.62	15.11	14.72	16.40	14.72

Tangible common equity to tangible assets reconciliation
Total shareholders' equity	$353,185	$340,328	$338,586	$340,309	$335,980	$353,185	$335,980
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$333,260	$320,403	$318,661	$320,384	$316,055	$333,260	$316,055

Total assets	$3,780,445	$3,732,668	$3,615,617	$2,923,977	$2,890,622	$3,780,445	$2,890,622
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible assets	$3,760,520	$3,712,743	$3,595,692	$2,904,052	$2,870,697	$3,760,520	$2,870,697
Tangible common equity to tangible assets	8.86%	8.63%	8.86%	11.03%	11.01%	8.86%	11.01%

Allowance for credit losses to loans held for investment reconciliation
Total loans held for investment	$2,264,899	$2,300,814	$2,249,036	$2,188,035	$2,184,694	$2,264,899	$2,184,694
PPP loans	(105,684)	(218,766)	(192,160)	(231,834)	(234,049)	(105,684)	(234,049)
Total loans held for investment excluding PPP loans	$2,159,215	$2,082,048	$2,056,876	$1,956,201	$1,950,645	$2,159,215	$1,950,645

Allowance for credit losses to loans held for investment	1.27%	1.31%	1.55%	1.59%	1.61%	1.27%	1.61%
Allowance for credit losses to loans held for investment excluding PPP loans	1.33%	1.45%	1.70%	1.78%	1.80%	1.33%	1.80%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Second Quarter 2021 compared to Second Quarter 2020

Taxable equivalent net interest income for the second quarter of 2021 totaled $26.0 million, a $4.1 million, or 18%, increase compared to the second quarter of 2020. This increase was primarily driven by an increase in interest income of $3.8 million, or 16%, compared to the same period in 2020 and a decline in interest expense of $208,000, or 10%, compared to the same period in 2020. The second quarter of 2021 included $3.0 million in PPP loan income compared to $696,000 in the second quarter of 2020. Additionally, the second quarter of 2021 included $671,000 in interest income related to the receipt of an investment prepayment penalty and the accelerated accretion of a loan discount upon payoff. The yield on loans increased by 32 basis points to 4.19% from the second quarter of 2020. The yield on loans excluding PPP loans for the three months ended June 30, 2021 was 3.95%, a decrease of 14 basis points, compared to the same period in 2020.

The increase in interest income was primarily driven by an increase in loan interest of $2.9 million, or 14%, and an increase in taxable investment securities interest totaling $801,000, or 51%. The second quarter of 2021 also included $671,000 in interest income related to the receipt of an investment prepayment penalty and the accelerated accretion of a loan discount upon payoff

The change in interest expense was primarily due to a decrease in expense on NOW, money market and savings deposits of $390,000, or 35%, and a decrease in brokered deposits interest expense of $68,000, or 54%. These decreases were offset by an increase of $284,000, or 35%, in interest expense on long-term debt, due to the issuance of $75 million in subordinated debt in August 2020. The rate paid on interest bearing liabilities decreased 12 basis points from the second quarter of 2020 to the second quarter of 2021, driven by a decrease in interest rates on deposits and other borrowings resulting from decreases in the federal funds rate during 2020.

Taxable equivalent net interest margin decreased to 2.91% for the three months ended June 30, 2021 compared to 3.23% for the three months ended June 30, 2020 due to a decline in yields on investment securities, partially offset by lower cost of deposits. The large increase in deposits and corresponding increase in low-yielding cash balances also contributed to the lower net interest margin year over year.

Six Months of 2021 compared to Six Months of 2020

Taxable equivalent net interest income for the six months ended June 30, 2021, totaled $49.7 million, a $6.6 million, or 15%, increase compared to the same period in 2020. This increase was primarily driven by an increase in interest income of $3.4 million, or 7%, compared to the same period in 2020 and a decline in interest expense of $3.2 million, or 44%, compared to the same period in 2020. The yield on loans decreased by 25 basis points to 4.04% from the six months ended June 30, 2020. The yield on loans excluding PPP loans for the six months ended June 30, 2021 was 3.89% a decrease of 54 basis points, compared to the same period in 2020.

The increase in interest income was primarily driven by an increase in loan interest of $2.2 million, or 5%, and an increase in taxable investment securities interest totaling $1.0 million, or 31%.

The change in interest expense was primarily due to a decrease in expense on NOW, money market and savings deposits of $3.3 million, or 68%, and a decrease in brokered deposits interest expense of $367,000, or 75%. These decreases were offset by an increase of $549,000, or 33%, in interest expense on long-term debt, due to the issuance of $75 million in subordinated debt in August 2020. The rate paid on interest bearing liabilities decreased 48 basis points from the first six months of 2020 to the first six months of 2021, driven by a decrease in interest rates on deposits and other borrowings resulting from decreases in the federal funds rate during 2020.

Taxable equivalent net interest margin decreased to 2.86% for the six months ended June 30, 2021, compared to 3.32% for the six months ended June 30, 2020. The large increase in deposits and corresponding increase in low-yielding cash balances contributed to the lower net interest margin year over year.

Table 2 - Average Balance Sheets and Net Interest Analysis

(dollars in thousands; taxable equivalent)

	Three months ended June 30,
	2021			2020
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$687,795	$201	0.12%	$129,989	$23	0.07%
Investment securities:
Taxable investment securities	426,634	2,382	2.24	247,668	1,581	2.57
Non-taxable investment securities(1)	229,873	1,893	3.30	215,182	1,814	3.39
Total investment securities	656,507	4,275	2.61	462,850	3,395	2.95
Loans	2,233,906	23,352	4.19	2,131,847	20,496	3.87
FHLB and FRB stock	11,931	165	5.55	16,842	237	5.66
Total interest-earning assets	3,590,139	27,993	3.13	2,741,528	24,151	3.54
Non-earning assets	181,831			191,188
Total assets	$3,771,970			$2,932,716
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,637,374	725	0.18	1,415,069	1,115	0.32
Time deposits	290,331	68	0.09	96,362	58	0.24
Brokered deposits	84,168	58	0.28	83,228	126	0.61
Total interest-bearing deposits	2,011,873	851	0.17	1,594,659	1,299	0.33
Total borrowings	89	—	—	97,769	44	0.18
Total long-term debt	73,904	1,107	6.01	49,930	823	6.63
Total interest-bearing liabilities	2,085,866	1,958	0.38	1,742,358	2,166	0.50
Demand deposits	1,295,728			815,299
Other liabilities	41,960			37,032
Shareholders' equity	348,416			338,027
Total liabilities and shareholders' equity	$3,771,970			$2,932,716
Net interest spread			2.75%			3.04%
Net interest income and net interest margin(2)		$26,035	2.91%		$21,985	3.23%

Non-taxable equivalent net interest margin			2.87%			3.17%
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)

(dollars in thousands; taxable equivalent)

	Six months ended June 30,
	2021			2020
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$625,503	$369	0.12%	$153,526	$691	0.91%
Other short-term investments	—	—	—	55	—	—
Investment securities:
Taxable investment securities	391,636	4,280	2.20	250,802	3,261	2.61
Non-taxable investment securities(1)	226,603	3,734	3.32	189,608	3,089	3.28
Total investment securities	618,239	8,014	2.61	440,410	6,350	2.90
Loans	2,252,182	45,121	4.04	2,011,016	42,922	4.29
FHLB and FRB stock	12,310	264	4.32	14,760	434	5.91
Total interest-earning assets	3,508,234	53,768	3.09	2,619,767	50,397	3.87
Non-earning assets	183,899			189,724
Total assets	$3,692,133			$2,809,491
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,649,667	1,559	0.19	1,404,305	4,882	0.70
Time deposits	282,019	142	0.10	76,068	111	0.29
Brokered deposits	84,414	121	0.29	87,708	488	1.12
Total interest-bearing deposits	2,016,100	1,822	0.18	1,568,081	5,481	0.70
Total borrowings	45	—	—	54,736	76	0.28
Total long-term debt	73,867	2,201	6.01	49,909	1,652	6.66
Total interest-bearing liabilities	2,090,012	4,023	0.39	1,672,726	7,209	0.87
Demand deposits	1,216,569			764,150
Other liabilities	41,827			36,861
Shareholders' equity	343,725			335,754
Total liabilities and shareholders' equity	$3,692,133			$2,809,491
Net interest spread			2.70%			3.00%
Net interest income and net interest margin(2)		$49,745	2.86%		$43,188	3.32%

Non-taxable equivalent net interest margin			2.82%			3.27%
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income

(dollars in thousands)

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Compared to 2020			Compared to 2020
	Increase (Decrease) Due to Changes in:			Increase (decrease) Due to Changes in:
			Total			Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earning assets
Interest bearing deposits in other banks	$163	$15	$178	$278	$(600)	$(322)
Investment securities:
Taxable investment securities	999	(198)	801	1,539	(520)	1,019
Non-taxable investment securities(1)	121	(42)	79	610	35	645
Total investment securities	1,120	(240)	880	2,149	(485)	1,664
Loans	1,067	1,789	2,856	4,832	(2,633)	2,199
FHLB and FRB stock	(68)	(4)	(72)	(53)	(117)	(170)
Total interest-earning assets	2,282	1,560	3,842	7,206	(3,835)	3,371

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	98	(488)	(390)	232	(3,555)	(3,323)
Time deposits	45	(35)	10	104	(73)	31
Brokered deposits	1	(69)	(68)	(5)	(362)	(367)
Total interest-bearing deposits	144	(592)	(448)	331	(3,990)	(3,659)
Total borrowings	—	(44)	(44)	—	(76)	(76)
Total long-term debt	359	(75)	284	714	(165)	549
Total interest-bearing liabilities	503	(711)	(208)	1,045	(4,231)	(3,186)
Change in net interest income	$1,779	$2,271	$4,050	$6,161	$396	$6,557
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

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

For the three months ended June 30, 2021, we recorded negative provision for credit losses totaling $933,000, a decrease of $9.8 million compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, we recorded negative provision for credit losses totaling $5.5 million, a decrease of $22.4 million compared to the six months ended June 30, 2020. The provision for credit losses in the first six months of 2021 included a negative provision for loan losses of $4.9 million and a negative provision for unfunded commitments of $563,000. The provision decreased primarily because of improved CECL economic forecasts and credit upgrades, partially offset by loan growth during the first half of 2021.

At June 30, 2021, nonperforming loans totaled $5.2 million compared to $4.9 million at December 31, 2020. Net loan charge-offs for the three and six months ended June 30, 2021 were 0.10% and 0.07%, respectively, of average loans (annualized), compared to 0.29% and 0.17%, respectively, for the three and six months ended June 30, 2020. The allowance for credit losses to total loans at June 30, 2021 was 1.27%, compared to 1.55% at December 31, 2020.

Noninterest Income

Noninterest income for the three and six months ended June 30, 2021 was $3.6 million and $7.1 million compared to $2.3 million and $4.8 million for the comparable period of the prior year, representing an increase of $1.2 million, or 53%, for the three month period and an increase of $2.4 million, or 50%, for the six month period. The following table presents the components of noninterest income.

Table 4 - Noninterest Income

(dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Service charges	$1,727	$1,081	$646	60%	$3,390	$2,313	$1,077	47%
Gain on sales of securities	—	—	—	—	2	—	2	—
Gain on sales of other assets	—	—	—	—	—	5	(5)	(100)
Derivatives (loss) income	(7)	(10)	3	(30)	40	236	(196)	(83)
Bank owned life insurance	388	367	21	6	779	729	50	7
SBA lending activities	1,231	782	449	57	2,456	1,196	1,260	105
Other noninterest income	245	123	122	99	479	286	193	67
Total noninterest income	$3,584	$2,343	$1,241	53	$7,146	$4,765	$2,381	50

Service charges for the three months ended June 30, 2021, totaled $1.7 million, an increase of $646,000, or 60%, from the same period in 2020. For the six months ended June 30, 2021, service charges totaled $3.4 million, an increase of $1.1 million, or 47%, from the first six months of 2020. The increase for the second quarter of 2021 and the first six months of 2021 compared to the same periods in 2020 was primarily due to continued growth in our payments, fintech and private capital solutions businesses, resulting in higher fee income.

Derivatives (loss) income for the second quarter of 2021 was a loss of $7,000 compared to a loss of $10,000 for the same period in 2020. The decrease in income was primarily due to changes in the derivatives credit valuation adjustment. For the six months ended June 30, 2021, derivatives income decreased $196,000, or 83%, from the same period in 2020 primarily due to the change in the valuation adjustment.

Income from SBA lending activities for the second quarter of 2021 increased $449,000, or 57%, from the same period in 2020, due to higher SBA premiums in the secondary market. During the three months ended June 30, 2021 and 2020, guaranteed portions of SBA loans totaling $11.0 million and $10.6 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first six months of 2021 increased $1.3 million from the same period in 2020, due to higher premiums paid. During the six months ended June 30, 2021 and 2020, guaranteed portions of SBA loans totaling $22.7 million and $16.4 million, respectively, were sold in the secondary market.

Noninterest Expense

Noninterest expense for the second quarter of 2021 was $15.2 million, an increase of $2.3 million, or 18%, from the second quarter of 2020. For the six months ended June 30, 2021, noninterest expense totaled $30.3 million, an increase of $4.6 million, or 18%, from the same period in 2020. The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense

(dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Salaries and employee benefits	$10,362	$8,466	$1,896	22%	$20,783	$16,942	$3,841	23%
Occupancy	778	883	(105)	(12)	1,512	1,677	(165)	(10)
Equipment and software	819	763	56	7	1,593	1,542	51	3
Professional services	723	792	(69)	(9)	1,645	1,497	148	10
Communications and data processing	869	670	199	30	1,661	1,567	94	6
Marketing and business development	138	79	59	75	246	232	14	6
Travel, meals and entertainment	47	34	13	38	57	174	(117)	(67)
FDIC premiums	421	175	246	141	696	175	521	—
Other noninterest expense	1,040	1,042	(2)	(0)	2,153	1,975	178	9
Total noninterest expense	$15,197	$12,904	$2,293	18	$30,346	$25,781	$4,565	18

Salaries and employee benefits expense for the three months ended June 30, 2021, totaled $10.4 million, an increase of $1.9 million, or 22%, from the same period in 2020. For the first six months of 2021, salaries and employee benefits expense totaled $20.8 million, an increase of $3.8 million, or 23%, from the first six months of 2020. The increase for the three and six months ended June 30, 2021 was primarily attributable to higher short-term and long-term incentive costs along with the impact of new hires and merit increases, as well as contract labor expense for PPP round two loan processing. Full time equivalent headcount totaled 211 at June 30, 2021 compared to 207 at June 30, 2020, a net increase of 4 positions.

Occupancy costs were $778,000 for the second quarter of 2021, a decrease of $105,000, or 12%, compared to the second quarter of 2020. For the six months ended June 30, 2021, occupancy costs were $1.5 million, a decrease of $165,000, or 10%, from the first six months of 2020. The decrease for the three and six months ended June 30, 2021 was due to savings from relocating our operations center partially offset by expenses related to expansion of our corporate headquarters.

Professional services expense decreased $69,000, or 9%, from the three months ended June 30, 2020, to $723,000 for the three months ended June 30, 2021. For the six months ended June 30, 2021, professional services expense increased $148,000, or 10%, compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, the increase was primarily driven by consulting expense for PPP round two loan processing and PPP round one loan forgiveness that was incurred in the first quarter of 2021.

Communications and data processing expense totaled $869,000 for the three months ended June 30, 2021, an increase of $199,000, or 30%, compared to the same period in 2020. For the six months ended June 30, 2021, communications and data processing expense totaled $1.7 million, an increase of $94,000, or 6%, from the same period in 2020. The increases were due to increased volumes in the payments processing and fintech businesses.

For the three months ended June 30, 2021, travel, meals and entertainment expense increased $13,000, or 38%, compared to the same period in 2020. For the six months ended June 30, 2021, travel, meals and entertainment expense totaled $57,000, a decrease of $117,000, or 67%, from the same period in 2020.The decline for the six months ended June 30, 2021 was due to limitations from COVID-19 on non-essential business travel and an overall decrease in customer-related meals and entertainment expense.

FDIC premiums increased $246,000 for the second quarter of 2021 compared to the second quarter of 2020. For the six months ended June 30, 2021, FDIC premiums were $696,000, an increase of $521,000 from the first six months of 2020.

The increase for the three and six months ended June 30, 2021, was due to the FDIC assessing us at a higher rate due to our rapid growth in assets.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Income tax expense for the three and six months ended June 30, 2021 was $3.2 million and $6.1 million, respectively. Comparatively, for the three and six months ended June 30, 2020, income tax expense was $358,000 and $685,000, respectively. The effective tax rate (as a percentage of pre-tax earnings) was 21.1% and 19.4% for the three and six months ended June 30, 2021, respectively, compared to 16.2% and 14.7% for the same periods in 2020. The increase in income tax expense was the result of higher forecasted pretax earnings for 2021.

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

Based on all evidence considered, as of June 30, 2021 and 2020, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At both June 30, 2021 and June 30, 2020, we recorded a deferred tax asset valuation allowance totaling $6.8 million on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of our remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION

Total assets at June 30, 2021 and December 31, 2020 were $3.78 billion and $3.62 billion, respectively. Average total assets for the second quarter of 2021 were $3.77 billion, compared to $2.93 billion in the second quarter of 2020. The increase in average total assets was primarily due to increases in loan growth as well as the investment securities portfolio.

Loans

At June 30, 2021, total loans held for investment increased $15.9 million, or 1%, to $2.26 billion compared to $2.25 billion at December 31, 2020. The increase was primarily due to increases of $34.9 million, or 24%, in construction and land loans, $29.5 million, or 6%, in non-owner occupied commercial real estate loans and $18.4 million, or 5%, in owner occupied commercial real estate loans. Partially offsetting this increase was a decrease in commercial and industrial loans of $79.5 million, or 8%, primarily driven by $160.0 million in PPP loans forgiven during the six months ended June 30, 2021. Table 6 provides additional information regarding our loan portfolio. There were no loans held for sale at June 30, 2021 or December 31, 2020.

Table 6 - Loans

(dollars in thousands)

		% of		% of
		Total		Total
	June 30, 2021	Loans	December 31, 2020	Loans

Loans held for investment
Commercial loans:
Commercial and industrial	$873,330	39%	$952,805	42%
Commercial real estate:
Owner occupied	392,108	17	373,689	17
Non-owner occupied	564,862	25	535,412	24
Construction and land	180,497	8	145,595	6
Total commercial loans	2,010,797	89	2,007,501	89

Residential:
Residential mortgages	45,207	2	33,783	1
Home equity	24,972	1	25,443	1
Total residential loans	70,179	3	59,226	3

Consumer	184,203	8	176,066	8
Other	5,234	-	13,897	1
Total loans	2,270,413		2,256,690
Less net deferred fees and other unearned income	(5,514)		(7,654)
Total loans held for investment	2,264,899		2,249,036

Total loans	$2,264,899		$2,249,036

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

At June 30, 2021, our nonperforming assets totaled $5.2 million, or 0.14% of total assets, compared to $4.9 million, or 0.13% of total assets, at December 31, 2020. The increase was primarily due to the default of two SBA loans pending the SBA guaranty applications.

Nonaccrual loans totaled $4.4 million and $3.8 million as of June 30, 2021 and December 31, 2020, respectively. Loans past due 90 days and still accruing totaled $807,000 at June 30, 2021 compared to $1.1 million at December 31, 2020. The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms for the three and six months ended June 30, 2021 and for the same periods in 2020 is immaterial. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming Assets

(dollars in thousands)

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020

Nonaccrual loans	$4,387	$1,805	$3,778	$5,085	$5,930
Loans past due 90 days and still accruing	807	251	1,084	336	335
Total nonperforming loans (NPLs)	5,194	2,056	4,862	5,421	6,265
Other real estate owned	16	16	16	563	779
Total nonperforming assets (NPAs)	$5,210	$2,072	$4,878	$5,984	$7,044
NPLs as a percentage of total loans	0.23%	0.09%	0.22%	0.25%	0.29%
NPAs as a percentage of total assets	0.14%	0.06%	0.13%	0.20%	0.24%

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

Table 8 - Troubled Debt Restructurings

(dollars in thousands)

	June 30, 2021	December 31, 2020
	2021	2021
Accruing TDRs	$12,746	$13,047
Nonaccruing TDRs	739	1,141
Total TDRs	$13,485	$14,188

The gross additional interest income that would have been earned had performing TDRs performed in accordance with the original terms during the three and six months ended June 30, 2021 and for the same periods in 2020 is immaterial.

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

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower, which raises doubts as to the ability of such borrower to comply with the loan repayment terms. Potential problem loans totaled $121.8 million and $172.7 million as of June 30, 2021 and December 31, 2020, respectively. As a percentage of total loans, potential problem loans were 5.4% and 7.7% as of June 30, 2021 and December 31, 2020, respectively. The decrease was primarily related to credit rating upgrades for certain criticized and classified loans. As a number of potential problem loans are real estate secured, management closely tracks the values of real estate collateral when assessing the collectability of these loans.

Allowance for Credit Losses on Loans and Unfunded Commitments

The allowance for credit losses was 1.27% of total loans held for investment at June 30, 2021, compared to 1.55% at December 31, 2020. The allowance for credit losses to loans held for investment excluding PPP loans was 1.33% as of June 30, 2021 compared to 1.70% at December 31, 2020. The decrease from December 31, 2020 was due to an improvement in the CECL economic forecast and credit upgrades, partially offset by loan growth.

The base case economic forecast used for the June 30, 2021 calculation was published in early June. Management applied an economic and business conditions qualitative adjustment to the allowance by incorporating an alternative forecast scenario. The alternative forecast scenario was derived from economic conditions experienced during 2008 and 2009, which included a significant recession. Other qualitative adjustments applied by management during the six months ended June 30, 2021 related to credit concentrations and competition.

Net charge-offs for the three and six months ended June 30, 2021, were $569,000 and $807,000, respectively. Net charge-offs for the three and six months ended June 30, 2020 were $1.5 million and $1.7 million, respectively. The decrease related primarily to charge-offs of two commercial and industrial loan relationships in the second quarter of 2020 totaling $1.5 million.

Table 9 provides details concerning the allowance for credit losses on loans during the past five quarters.

Table 9 - Allowance for Credit Losses on Loans

(dollars in thousands)

	2021		2020
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for credit losses on loans
Balance at beginning of period	$27,506	$31,818	$31,894	$31,605	$24,896
Provision for loan losses	(814)	(4,074)	225	636	8,222
Loans charged-off:
Commercial and industrial	(386)	(288)	(401)	(404)	(1,479)
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential mortgages	(223)	—	—	—	(36)
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	(609)	(288)	(401)	(404)	(1,515)
Recoveries on loans previously charged-off:
Commercial and industrial	6	50	37	56	1
Commercial real estate	—	—	44	—	—
Construction and land	—	—	18	—	—
Residential mortgages	32	—	—	—	—
Home equity	—	—	—	—	—
Consumer	2	—	1	1	1
Other	—	—	—	—	—
Total recoveries	40	50	100	57	2
Net charge-offs	(569)	(238)	(301)	(347)	(1,513)
Balance at period end	$26,123	$27,506	$31,818	$31,894	$31,605

Allowance for credit losses on unfunded commitments
Balance at beginning of period	$2,683	$3,128	$2,871	$3,480	$2,838
Provision for unfunded commitments	(118)	(445)	257	(609)	642
Balance at period end	$2,565	$2,683	$3,128	$2,871	$3,480

Total allowance for credit losses on loans and unfunded commitments	$28,688	$30,189	$34,946	$34,765	$35,085

Provision for credit losses under CECL
Provision for loan losses	$(814)	$(4,074)	$225	$636	$8,222
Provision for securities held-to-maturity credit losses	(1)	—	(1)	1	(1)
Provision for unfunded commitments	(118)	(445)	257	(609)	642
Total provision for credit losses	$(933)	$(4,519)	$481	$28	$8,863

Allowance for loan losses on loans to loans held-for-investment	1.15%	1.20%	1.41%	1.46%	1.45%
Allowance for credit losses to loans held-for-investment	1.27%	1.31%	1.55%	1.59%	1.61%
Allowance for credit losses to loans held-for-investment excluding PPP loans	1.33%	1.45%	1.70%	1.78%	1.80%
Net charge-offs to average loans (1)	0.10	0.04	0.05	0.06	0.29
Non-performing loans as a percentage of total loans	0.23%	0.09%	0.22%	0.25%	0.29%
Non-performing assets as a percentage of total assets	0.14%	0.06%	0.13%	0.20%	0.24%
(1)	Annualized.

Investment Securities

Investment securities available-for-sale totaled $480.5 million at June 30, 2021 compared to $335.4 million at December 31, 2020. Held-to-maturity securities, net totaled $233.5 million at June 30, 2021 compared to $200.2 at December 31, 2020. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Held-to-maturity securities are carried at amortized cost. As of June 30, 2021, investment securities available-for-sale had a net unrealized gain of $2.4 million compared to a net unrealized gain of $9.0 million as of December 31, 2020. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuate. Management evaluated all available-for-sale securities in an unrealized loss position at June 30, 2021 and December 31, 2020 and concluded no impairment existed at the balance sheet dates.

Changes in the amount of our investment securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from the management of deposits and short-term borrowings exceed loan demand, we invest excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. During the first six months of 2021, we purchased $191.3 million in securities available-for-sale and $33.6 million in held-to-maturity municipal securities to invest excess cash from customer deposits.

Details of investment securities at June 30, 2021 and December 31, 2020 are provided in Table 10.

Table 10 - Securities

(dollars in thousands)

	June 30, 2021		December 31, 2020
	Carrying		Amortized
Available-for-Sale Securities	Value	Fair Value	Cost	Fair Value
U.S. states and political divisions	$75,757	$78,358	$78,117	$81,019
Trust preferred securities	4,848	4,873	4,835	4,722
Corporate debt securities	27,013	27,440	19,526	19,821
Residential mortgage-backed securities	342,884	341,359	190,817	194,598
Commercial mortgage-backed securities	27,615	28,488	33,150	35,263
Total available-for-sale	478,117	480,518	326,445	335,423
Held-to-Maturity Securities
U.S. states and political divisions	233,560	245,221	200,170	214,584
Less: allowance for credit losses on securities held-to-maturity	13	—	14	—
Total held-to-maturity	233,547	245,221	200,156	214,584
Total securities	$711,664	$725,739	$526,601	$550,007

The effective duration of our securities was 5.95 years and 6.09 years at June 30, 2021 and December 31, 2020, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. We evaluate our goodwill annually as of October 1, or more frequently if necessary, to determine if any impairment exists. Factors that management considers in this assessment includes macroeconomic conditions, industry and market considerations, our overall financial performance and changes in the composition or carrying amount of net assets. We performed our annual goodwill assessment as of October 1, 2020 and concluded that our carrying value was not in excess of its fair value. There were no triggering events requiring an impairment test during the first six months of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Deposits

At June 30, 2021, total deposits were $3.3 billion, an increase of $144.7 million, or 5%, from December 31, 2020. Noninterest-bearing demand deposits increased $340.3 million, or 33%, during the same period. Time deposits increased $42.3 million, or 18%, due to growth in the partnership with a fintech firm that offers CD-secured loans to its customers. Partially offsetting this increase was a decrease in money market deposits of $4.5 million from December 31, 2020 to June 30, 2021, and a decrease in interest-bearing checking deposits of $224.0 million, or 29% from December 31, 2020.

Total average deposits for the quarter ended June 30, 2021 were $3.3 billion, an increase of $897.6 million, or 37%, from the same period in 2020. For the quarter ended June 30, 2021 compared to the same period in 2020, average money market deposits increased $136.0 million, or 14%, while average noninterest-bearing demand deposits increased $480.4 million, or 59%. Average interest-bearing demand deposits (NOW) increased $86.3 million, or 19%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase in average non-interest bearing and average interest-bearing demand deposits reflects continued growth in relationship driven core deposits. Average time deposits increased $194.0 million for the three months ended June 30, 2021 from the same period in 2020 due to the aforementioned growth in the partnership with a fintech firm that offers CD-secured loans to its customers.

Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits

(dollars in thousands)

						Year To	Year Over
	June 30,	March 31,	December 31,	September 30,	June 30,	Date	Year
Period End Deposits	2021	2021	2020	2020	2020	Change	Change
Non-interest-bearing demand deposits	$1,374,018	$1,280,524	$1,033,765	$843,656	$883,662	$340,253	$490,356
NOW	536,677	485,540	760,638	387,858	449,737	(223,961)	86,940
Savings	676	562	625	568	583	51	93
Money market	1,026,239	1,142,361	1,030,753	945,834	879,863	(4,514)	146,376
Time	283,656	294,129	241,328	196,343	131,353	42,328	152,303
Brokered	84,958	74,576	94,399	94,463	62,433	(9,441)	22,525
Total deposits	$3,306,224	$3,277,692	$3,161,508	$2,468,722	$2,407,631	$144,716	$898,593

	2021		2020			Q2 2021 vs	Q2 2021 vs
	Second	First	Fourth	Third	Second	Q1 2020	Q2 2020
Average Deposits	Quarter	Quarter	Quarter	Quarter	Quarter	Change	Change
Non-interest-bearing demand deposits	$1,295,728	$1,136,531	$977,009	$854,715	$815,299	$159,197	$480,429
NOW	548,358	618,701	558,967	440,734	462,051	(70,343)	86,307
Savings	593	587	614	586	574	6	19
Money market	1,088,423	1,042,809	1,026,347	942,062	952,444	45,614	135,979
Time	290,331	273,615	221,792	166,019	96,362	16,716	193,969
Brokered	84,168	84,663	89,673	68,102	83,228	(495)	940
Total deposits	$3,307,601	$3,156,906	$2,874,402	$2,472,218	$2,409,958	$150,695	$897,643

Noninterest bearing deposits as a percentage of average deposits	39.2%	36.0%	34.0%	34.6%	33.8%
Cost of interest-bearing deposits	0.17%	0.19%	0.25%	0.28%	0.33%
Cost of deposits	0.10%	0.12%	0.16%	0.19%	0.22%

Short-Term Borrowings

There were no outstanding balances of federal funds purchased at June 30, 2021 and December 31, 2020.

As a member of the FHLB, we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. There were no FHLB advances outstanding at June 30, 2021 and December 31, 2020.

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

We aim to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, federal funds lines and other borrowing facilities. We aim to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At June 30, 2021, management believed that we had sufficient liquidity to meet our funding needs.

At June 30, 2021, we had access to $520.0 million in unsecured borrowings and $948.9 million in secured borrowings through various sources, including FHLB advances and access to federal funds. We also have the ability to attract more deposits by increasing rates.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity at June 30, 2021 was $353.2 million, an increase of $14.6 million, or 4%, from December 31, 2020. Net income of $25.2 million was offset by a decrease of $7.3 million in accumulated other comprehensive income and $5.5 million in repurchases of 275,592 shares of common stock during the first six months of 2021. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

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

Table 12 - Capital Ratios

(dollars in thousands)

					Regulatory Guidelines
							Minimum Capital
	Consolidated		Bank				Plus Capital
	June 30,	December 31,	June 30,	December 31,		Well	Conservation Buffer
	2021	2020	2021	2020	Minimum	Capitalized	2021
Risk based ratios:
Common equity tier 1 capital	12.1%	11.9%	14.5%	14.2%	4.5%	6.5%	7.0%
Tier 1 Capital	12.1	11.9	14.5	14.2	6.0	8.0	8.5
Total capital	16.0	16.1	15.6	15.4	8.0	10.0	10.5
Leverage ratio	8.4	8.9	10.1	10.6	4.0	5.0	N/A

Common equity tier 1 capital	$313,545	$292,890	$377,844	$349,779
Tier 1 capital	313,545	292,890	377,844	349,779
Total capital	416,199	397,719	406,545	380,725

Risk weighted assets	2,600,507	2,470,185	2,599,203	2,471,702
Quarterly average total assets for leverage ratio	3,739,581	3,297,529	3,735,361	3,288,402

As of June 30, 2021, Atlantic Capital and the Bank remained “well-capitalized” under regulatory guidelines. For more information see “Item 1. Business–Supervision and Regulation–Capital Adequacy” in our 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. As of June 30, 2021, we had issued commitments to extend credit of approximately $804.8 million and standby letters of credit of approximately $24.0 million through various types of commercial lending arrangements.

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

Contractual Obligations

There have been no significant changes in our contractual obligations as of June 30, 2021 compared to December 31, 2020.

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

We assess interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. With rates rising, the estimated increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Our loan portfolio consists of approximately half floating rate loans and half fixed rate loans. Our core client deposits are likely to allow us to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of our total deposits. See Table 13 for an analysis of the impact on net interest income resulting from various interest rate shock scenarios as of June 30, 2021 and December 31, 2020 and Table 14 for our MVE profile as of June 30, 2021 and December 31, 2020.

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

Table 13 provides the impact on net interest income resulting from various interest rate shock scenarios as of June 30, 2021 and December 31, 2020.

Table 13 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	June 30, 2021	December 31, 2020
‑200	(9.99)%	(8.85)%
‑100	(7.61)	(6.49)
+100	12.86	15.26
+200	27.26	30.82
+300	42.29	46.24

We also utilize the MVE as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using MVE sensitivity analysis to study the impact on long-term cash flows on capital. Table 14 presents the MVE profile as of June 30, 2021 and December 31, 2020.

Table 14 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	June 30, 2021	December 31, 2020
‑200	10.91%	(3.03)%
‑100	8.57	(3.58)
+100	(2.73)	5.89
+200	(5.16)	10.77
+300	(7.20)	12.65

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

ITEM 4.              CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2021, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in the Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes in the risk factors disclosed in our Annual Report, other than as discussed below.

We are subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainties about the effect of the Merger on employees and customers may have an adverse effect on us and consequently on SouthState. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to consider changing our existing business relationships. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business prior to the Merger and SouthState’s business following the Merger could be negatively impacted. In addition, the Merger Agreement requires us to operate in the ordinary course of business pending the Merger's completion but restricts us from taking specified actions relative to our business without the prior consent of SouthState. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and which we might pursue absent the Merger Agreement.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed, which may cause the price of SouthState’s common stock and our common stock to decline.

Consummation of the Merger is subject to customary conditions to closing in addition to the receipt of the required regulatory approvals and approval of the Atlantic Capital’s shareholders of the Merger Agreement and the approval of SouthState’s shareholders of the issuance of SouthState common stock in connection with the Merger. If any condition to the Merger is not satisfied or waived, to the extent permitted by law, the Merger will not be completed. In addition, SouthState and Atlantic Capital may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is approved by Atlantic Capital’s shareholders and the issuance of SouthState common stock in connection with the Merger is approved by SouthState's shareholders. If the Merger is not completed, the respective trading prices of SouthState common stock and Atlantic Capital common stock may decline to the extent that the current prices reflect a market assumption that the Merger will be completed. In addition, neither company would realize any of the expected benefits of having completed the Merger.

SouthState may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, SouthState’s ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses of SouthState and the Atlantic Capital in a manner that does not materially disrupt the existing customer relationships of Atlantic Capital or result in decreased revenues resulting from any loss of customers and that permits growth opportunities to occur. If SouthState is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

SouthState and Atlantic Capital have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect SouthState’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies could also divert management attention and resources. These integration matters could have an adverse effect on each of SouthState and Atlantic Capital during the transition period and on the combined company following completion of the Merger.

The termination fee and restrictions on solicitation contained in the Merger Agreement limit our ability to pursue alternatives to the Merger.

Until the completion of the Merger, with some limited exceptions, Atlantic Capital is prohibited from soliciting, initiating, encouraging or participating in any discussion of or otherwise considering any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than SouthState. In addition, Atlantic Capital has agreed to pay a termination fee of $16.5 million to SouthState in specified circumstances. These provisions could discourage other companies from trying to acquire Atlantic Capital even though those other companies might be willing to offer greater value to Atlantic Capital’s shareholders than SouthState has offered in the Merger.

The Merger is subject to the receipt of approvals or waivers from regulatory authorities that may impose conditions that could have an adverse effect on Atlantic Capital and SouthState.

Before the Merger can be completed, various approvals or waivers must be obtained from bank regulatory authorities. Regulatory approval or waivers are not guaranteed and even if granted, the bank regulatory authorities may impose conditions on the completion of the Merger or require changes to the terms of the Merger Agreement. Although Atlantic Capital does not currently expect that any such conditions or changes will be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger, imposing additional costs on, or limiting the revenues of SouthState following the Merger or causing the Merger Agreement to terminate.

Because the market price of SouthState common stock will fluctuate, Atlantic Capital’s shareholders cannot be sure of the exact value of the consideration they will receive in the Merger.

Upon the effective time of the Merger described above, each share of Atlantic Capital common stock will be cancelled and converted into the right to receive the Merger Consideration, consisting of shares of SouthState common stock pursuant to the terms of the Merger Agreement. The value of the Merger Consideration to be received by Atlantic Capital shareholders will be based on an Exchange Ratio, which is fixed at 0.36 shares of SouthState common stock for each share of Atlantic Capital common stock. Because the price of SouthState common stock could fluctuate during the period of time between the date of this filing and the time Atlantic Capital shareholders actually receive their shares of SouthState common stock as Merger Consideration, Atlantic Capital’s shareholders will be subject to the risk of a decline in the price of SouthState common stock during this period. Atlantic Capital does not have the right to terminate the Merger Agreement or to re-solicit the vote of its shareholders solely because of changes in the market prices of SouthState common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the values and perceptions of financial services stocks generally and SouthState in particular, changes in SouthState’s business, operations and prospects and regulatory considerations. Many of these factors are beyond SouthState's control. Accordingly, Atlantic Capital’s shareholders will not know or be able to calculate the exact value of the shares of SouthState common stock they will receive upon completion of the Merger until actual consummation of the Merger.

Termination of the Merger Agreement could negatively affect us.

If, for any reason, the Merger Agreement is terminated, our business may be adversely affected as a result of not pursuing other beneficial opportunities prior to such termination and our management focus on completing the Merger. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, we may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration SouthState has agreed to provide in the Merger, especially if the termination fee becomes payable as a result

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

During the three months ended June 30, 2021, we repurchased 50,399 shares under the stock repurchase program for $1.3 million. The following table presents information with respect to repurchases of our common shares during the periods indicated:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs (1)
April 1 - 30, 2021	31,146	$24.42	31,146	$2,345,498
May 1 - 31, 2021	8,792	27.23	8,792	2,106,066
June 1 - 30, 2021	10,461	28.26	10,461	1,810,471
Total	50,399	$25.71	50,399
(1)	Represents the maximum dollar amount of shares available for repurchase in the $25 million share repurchase program announced March 4, 2020, expiring March 4, 2022.

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
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) the Notes to the Unaudited Consolidated Financial Statements

104

The cover page from Atlantic Capital Bancshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language) (embedded within EX – 101).

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

Date: August 6, 2021