Form 10-Q
period 2021-09-30
Atlantic Capital Bancshares, Inc.
filed 2021-11-05
CIK 1461755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, no par value: 20,304,722 shares outstanding as of November 1, 2021

Atlantic Capital Bancshares, Inc.

Form 10-Q

INDEX

Glossary of Defined Terms

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Annual Report	The Company’s Annual Report on Form 10-K as filed with the SEC on March 16, 2021
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses, which are subject to Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments
COVID-19	Coronavirus disease
FASB	Financial Accounting Standards Board
FDIC FHLB	Federal Deposit Insurance Corporation Federal Home Loan Bank
FICO	Fair Isaac Corporation
First Security	First Security Group, Inc. and FSG Bank, N.A.
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	The London Interbank Offered Rate
LTIP	Long Term Incentive Plan
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MVE	Market value of equity
Nasdaq	Nasdaq Global Select Market
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
NPL	Nonperforming loan
OCI	Other comprehensive income
PPP	Paycheck Protection Program
ROU	Right-of-use
SAR	Stock appreciation right
SBA	Small Business Administration
SBIC	Small Business Investment Companies
SEC	Securities and Exchange Commission
SOFR SouthState The Company	Secured Overnight Financing Rate SouthState Corporation Atlantic Capital Bancshares, Inc.
TDR	Troubled debt restructuring

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS (UNAUDITED)

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
(in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$25,725	$16,865
Interest-bearing deposits in banks	811,168	636,537
Other short-term investments	140,848	—
Cash and cash equivalents	977,741	653,402
Investment securities available for sale	535,158	335,423
Investment securities held to maturity, net of allowance for credit losses of $13 and $14 at September 30, 2021 and December 31, 2020, respectively	237,829	200,156
Other investments	23,877	25,892
Loans held for sale	11,814	—
Loans held for investment	2,273,856	2,249,036
Less: Allowance for loan losses	(23,924)	(31,818)
Loans held for investment, net	2,249,932	2,217,218
Premises and equipment, net	18,517	21,589
Bank owned life insurance	74,000	72,856
Goodwill	19,925	19,925
Other intangibles, net	2,573	2,731
Other real estate owned	—	16
Other assets	58,950	66,409
Total assets	$4,210,316	$3,615,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,691,616	$1,033,765
Interest-bearing checking	721,525	760,638
Savings	800	625
Money market	930,929	1,030,753
Time	287,865	241,328
Brokered deposits	94,586	94,399
Total deposits	3,727,321	3,161,508
Long-term debt	74,024	73,807
Other liabilities	45,046	41,716
Total liabilities	3,846,391	3,277,031
SHAREHOLDERS’ EQUITY
Preferred Stock, no par value - 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, no par value - 100,000,000 shares authorized; 20,305,109 and 20,394,912 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	207,214	209,942
Retained earnings	152,619	114,137
Accumulated other comprehensive income	4,092	14,507
Total shareholders’ equity	363,925	338,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,210,316	$3,615,617

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$22,151	$21,049	$67,272	$63,971
Investment securities	3,920	2,910	11,194	8,683
Interest and dividends on other interest-earning assets	593	274	1,226	1,399
Total interest income	26,664	24,233	79,692	74,053
INTEREST EXPENSE
Interest on deposits	789	1,151	2,611	6,632
Interest on Federal Home Loan Bank advances	—	16	—	54
Interest on federal funds purchased and securities sold under agreements to repurchase	—	3	—	41
Interest on long-term debt	1,106	1,345	3,307	2,997
Total interest expense	1,895	2,515	5,918	9,724
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	24,769	21,718	73,774	64,329
Provision for credit losses	(2,405)	28	(7,857)	16,965
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	27,174	21,690	81,631	47,364
NONINTEREST INCOME
Service charges	1,765	1,217	5,155	3,530
Gains on sales of securities	—	—	2	—
Gains on sales of other assets	38	(145)	38	(140)
Derivatives (loss) income	21	10	61	246
Bank owned life insurance	391	363	1,170	1,092
SBA lending activities	1,276	893	3,732	2,089
Other noninterest income	1,118	166	1,597	452
Total noninterest income	4,609	2,504	11,755	7,269
NONINTEREST EXPENSE
Salaries and employee benefits	10,290	8,850	31,073	25,792
Employee retention credit	(3,035)	—	(3,035)	—
Occupancy	756	739	2,268	2,416
Equipment and software	857	826	2,450	2,368
Professional services	737	562	2,382	2,059
Communications and data processing	889	757	2,550	2,324
Marketing and business development	142	141	388	373
Travel, meals and entertainment	91	39	148	213
FDIC premiums	478	213	1,174	388
Merger and conversion costs	2,899	—	2,899	—
Other noninterest expense	914	1,586	3,067	3,561
Total noninterest expense	15,018	13,713	45,364	39,494
INCOME BEFORE PROVISION FOR INCOME TAXES	16,765	10,481	48,022	15,139
Provision for income taxes	3,461	1,863	9,540	2,548
NET INCOME	$13,304	$8,618	$38,482	$12,591

Net income per common share ‑ basic	0.66	0.40	1.89	0.58
Net income per common share ‑ diluted	0.65	0.40	1.88	0.58

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income	$13,304	$8,618	$38,482	$12,591
Other comprehensive income
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period, net of tax of ($801), $11, ($2,427) and $1,419, respectively	(2,439)	35	(7,388)	4,352
Reclassification adjustment for losses (gains) included in net income net of tax of $0 for all periods presented	—	—	(2)	—
Unrealized (losses) gains on available-for-sale securities, net of tax	(2,439)	35	(7,390)	4,352
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges, net of tax of ($237), ($146), ($994) and $2,144, respectively	(720)	(447)	(3,025)	6,565
Changes from cash flow hedges	(720)	(447)	(3,025)	6,565
Other comprehensive (loss) income, net of tax	(3,159)	(412)	(10,415)	10,917
Comprehensive income	$10,145	$8,206	$28,067	$23,508

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Nine months ended September 30, 2021
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income (Loss)	Total
Balance - December 31, 2020	20,394,912	$209,942	$114,137	$14,507	$338,586
Comprehensive income:
Net income	—	—	38,482	—	38,482
Change in unrealized losses on investment securities available-for-sale, net	—	—	—	(7,390)	(7,390)
Change in unrealized losses on cash flow hedges	—	—	—	(3,025)	(3,025)
Total comprehensive income					28,067
Net issuance of restricted stock	41,370	—	—	—	—
Issuance of common stock for option exercises	112,499	962	—	—	962
Issuance of common stock for long-term incentive plan	28,920	—	—	—	—
Restricted stock activity	—	913	—	—	913
Performance share activity	—	884	—	—	884
Stock repurchases	(272,592)	(5,487)	—	—	(5,487)
Balance - September 30, 2021	20,305,109	$207,214	$152,619	$4,092	$363,925

For the Three months ended September 30, 2021
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance - June 30, 2021	20,319,429	$206,619	$139,315	$7,251	$353,185
Comprehensive income:
Net income	—	—	13,304	—	13,304
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	(2,439)	(2,439)
Change in unrealized gains on cash flow hedges	—	—	—	(720)	(720)
Total comprehensive income					10,145
Net issuance of restricted stock	(14,320)	—	—	—	—
Issuance of common stock for option exercises	—	—	—	—	—
Restricted stock activity	—	188	—	—	188
Performance share activity	—	407	—	—	407
Stock repurchases	—	—	—	—	—
Balance - September 30, 2021	20,305,109	$207,214	$152,619	$4,092	$363,925

For the Nine months ended September 30, 2020
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Earnings	Income	Total
Balance - December 31, 2019	21,751,026	$230,265	$91,669	$4,561	$326,495
Comprehensive income:
Net income	—	—	12,591	—	12,591
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	4,352	4,352
Change in unrealized gains on cash flow hedges	—	—	—	6,565	6,565
Total comprehensive income					23,508
Change in accounting principle - allowance for credit losses	—	—	(72)	—	(72)
Net issuance of restricted stock	185,901	—	—	—	—
Issuance of common stock for option exercises	60,940	660	—	—	660
Issuance of common stock for long-term incentive plan	25,265	444	—	—	444
Restricted stock activity	—	945	—	—	945
Stock-based compensation	—	53	—	—	53
Performance share activity	—	307	—	—	307
Stock repurchases	(820,349)	(12,031)	—	—	(12,031)
Balance - September 30, 2020	21,202,783	$220,643	$104,188	$15,478	$340,309

For the Three months ended September 30, 2020
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total
Balance - June 30, 2020	21,477,631	$224,520	$95,570	$15,890	$335,980
Comprehensive income:
Net income	—	—	8,618	—	8,618
Change in unrealized gains on investment securities available-for-sale, net	—	—	—	35	35
Change in unrealized gains on cash flow hedges	—	—	—	(447)	(447)
Total comprehensive income					8,206
Net issuance of restricted stock	126,643	—	—	—	—
Restricted stock activity	—	448	—	—	448
Stock-based compensation	—	18	—	—	18
Performance share activity	—	277	—	—	277
Stock repurchases	(401,491)	(4,620)	—	—	(4,620)
Balance - September 30, 2020	21,202,783	$220,643	$104,188	$15,478	$340,309

See Accompanying Notes to Consolidated Financial Statements

Atlantic Capital Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$38,482	$12,591
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(7,857)	16,965
Depreciation, amortization, and accretion	4,731	3,726
Amortization of operating lease right-of-use assets	1,323	1,621
Amortization of restricted stock and performance share compensation	2,550	1,282
Stock option compensation	—	53
(Gain) loss on sales of available-for-sale securities	(2)	—
(Gain) loss on disposition of premises and equipment, net	(3)	7
Net write downs and (gains) losses on sales of other real estate owned	(35)	213
Net increase in cash value of bank owned life insurance	(1,144)	(1,068)
Origination of servicing assets	(747)	(492)
Proceeds from sales of SBA loans	39,088	28,968
Net (gains) on sale of SBA loans	(3,161)	(1,476)
Changes in operating assets and liabilities -
Net change in loans held for sale	(11,814)	(489)
Net change in operating lease right-of-use assets	—	(62)
Net (increase) decrease in other assets	8,325	(11,888)
Net increase (decrease) in accrued expenses and other liabilities	3,367	4,602
Net cash provided by operating activities	73,103	54,553
INVESTING ACTIVITIES
Activity in securities available-for-sale:
Prepayments	51,311	24,767
Maturities and calls	6,650	1,690
Sales	750	—
Purchases	(269,915)	—
Activity in securities held to maturity:
Prepayments	24	—
Purchases	(38,032)	(69,141)
Net change in loans held for investment	(61,532)	(344,743)
(Purchases) proceeds of Federal Home Loan Bank stock, net	811	61
(Purchases) proceeds of Federal Reserve Bank stock, net	(43)	(82)
Proceeds from sales of other real estate owned	51	533
(Purchases) of premises and equipment, net	(85)	(3,313)
Net cash (used in) investing activities	(310,010)	(390,228)
FINANCING ACTIVITIES
Net change in deposits	565,813	(30,324)
Proceeds from Federal Home Loan Bank advances	—	345,000
Repayments of Federal Home Loan Bank advances	—	(345,000)
Proceeds from exercise of stock options	920	660
Issuance of subordinated debt	—	75,000
Repayment of subordinated debt	—	(50,000)
Repurchase of common stock	(5,487)	(12,031)
Net cash provided by (used in) financing activities	561,246	(16,695)
NET CHANGE IN CASH AND CASH EQUIVALENTS	324,339	(352,370)
CASH AND CASH EQUIVALENTS – beginning of period	653,402	466,328
CASH AND CASH EQUIVALENTS – end of period	$977,741	$113,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$7,057	$9,990
Income taxes paid	6,631	2,334

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

Proposed Merger with SouthState Corporation

On July 23, 2021, Atlantic Capital and SouthState Corporation, a South Carolina corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Atlantic Capital will merge with and into SouthState, with SouthState as the surviving corporation, in an all-stock transaction (the “Merger”). Following the Merger, the Bank will merge with and into SouthState Bank, National Association, a wholly owned subsidiary of SouthState (“SouthState Bank”), with SouthState Bank as the surviving entity. The Merger Agreement was unanimously approved by the board of directors of each of Atlantic Capital and SouthState. Completion of the merger is subject to customary closing conditions, including receipt of required regulatory approvals and the approval by shareholders of Atlantic Capital. The transaction is expected to close in the first quarter of 2022.

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

The following table presents a summary of amounts outstanding in derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements and amounts received or pledged as collateral at September 30, 2021 and December 31, 2020. While these agreements are typically over-collateralized, GAAP requires disclosures in this table to limit the amount of such collateral to the amount of the related recognized asset or liability for each counterparty.

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
(in thousands)	Recognized	Offset on the	Asset	Financial	Collateral
September 30, 2021	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Reverse repurchase agreements	$140,848	$—	$140,848	$(140,848)	$—	—	—
Derivatives	$13,424	$—	$13,424	$—	$(5,240)		$8,184
Total	$154,272	$—	$154,272	$(140,848)	$(5,240)		$8,184

Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—
Derivatives	$6,825	$—	$6,825	$(6,825)	$330	$(6,495)
Total	$6,825	$—	$6,825	$(6,825)	$330	$(6,495)

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Asset	Financial	Collateral
December 31, 2020	Assets	Balance Sheet	Balance	Instruments	Received	Net Amount
Derivatives	$22,184	$—	$22,184	$—	$—	$22,184
Total	$22,184	$—	$22,184	$—	$—	$22,184

				Gross Amounts not Offset in the
	Gross			Balance Sheet
	Amounts of	Gross Amounts	Net		Cash
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance Sheet	Balance	Instruments	Pledged	Net Amount
Derivatives	$11,496	$—	$11,496	$(11,496)	$330	$(11,166)
Total	$11,496	$—	$11,496	$(11,496)	$330	$(11,166)

NOTE 4 – SECURITIES

The following table presents the amortized cost, fair value, and allowance for credit losses on securities available-for-sale and held-to-maturity at September 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
September 30, 2021
Available-For-Sale
U.S. states and political divisions	$74,608	$2,094	$—	$76,702
Trust preferred securities	4,855	16	—	4,871
Corporate debt securities	24,006	368	—	24,374
Residential mortgage-backed securities	406,147	2,502	(6,347)	402,302
Commercial mortgage-backed securities	26,381	657	(129)	26,909
Total available-for-sale	535,997	5,637	(6,476)	535,158

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	237,842	10,593	(2,506)	245,929	(13)	237,829
Total held-to-maturity	237,842	10,593	(2,506)	245,929	(13)	237,829

Total securities	$773,839	$16,230	$(8,982)	$781,087

		Gross	Gross
December 31, 2020	Amortized	Unrealized	Unrealized
Available-For-Sale	Cost	Gains	Losses	Fair Value
U.S. states and political divisions	$78,117	$2,906	$(4)	$81,019
Trust preferred securities	4,835	—	(113)	4,722
Corporate debt securities	19,526	295	—	19,821
Residential mortgage-backed securities	190,817	4,023	(242)	194,598
Commercial mortgage-backed securities	33,150	2,123	(10)	35,263
Total available-for-sale	326,445	9,347	(369)	335,423

		Gross	Gross		Allowance	Net
	Amortized	Unrecognized	Unrecognized		for Credit	Carrying
	Cost	Gains	Losses	Fair Value	Losses	Value
Held-to-Maturity
U.S. states and political divisions	200,170	14,439	(25)	214,584	(14)	200,156
Total held-to-maturity	200,170	14,439	(25)	214,584	(14)	200,156
Total securities
	$526,615	$23,786	$(394)	$550,007

The following table presents the activity in the allowance for credit losses on securities held-to-maturity by major security type for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,
	2021
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$11	$2	$13
Provision for credit losses	(2)	2	—
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$9	$4	$13

	For the Nine Months Ended September 30,
	2021
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$10	$4	$14
Provision for credit losses	(1)	—	(1)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$9	$4	$13

	For the Three Months Ended September 30,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$9	$4	$13
Provision for credit losses	2	—	2
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$11	$4	$15

	For the Nine Months Ended September 30,
	2020
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

	(in thousands)
Allowance for credit losses on securities held-to-maturity:
Beginning balance	$—	$—	$—
Impact of adopting ASU 2016-13	13	7	20
Provision for credit losses	(2)	(3)	(5)
Securities charged-off	—	—	—
Recoveries	—	—	—
Total ending allowance balance	$11	$4	$15

Management measures expected credit losses on held-to-maturity debt securities on an individual basis. Accrued interest receivable on held-to-maturity debt securities totaled $1.7 million at September 30, 2021 and $2.1 million at December 31, 2020, is recorded in Other Assets on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on available-for-sale debt securities totaled $1.4 million and $1.2 million at September 30, 2021 and December 31, 2020, respectively, is recorded in Other Assets on the Consolidated Balance Sheets and is not included in the estimate of credit losses.

Atlantic Capital monitors the credit quality of debt securities held-to-maturity quarterly through the use of credit rating, material event notices, and changes in market value. The following table summarizes the amortized cost of debt securities held-to-maturity at September 30, 2021, aggregated by credit quality indicator.

	Held-to-Maturity
	U.S. States and	U.S. States and
	Political Subdivisions	Political Subdivisions
	Tax-exempt	Taxable	Total

September 30, 2021	(in thousands)
Aaa	$58,171	$37,375	$95,546
Aa1	42,772	16,916	59,688
Aa2	37,922	28,927	66,849
Aa3	11,586	1,981	13,567
A1	2,191	1	2,192
Total	$152,642	$85,200	$237,842

As of September 30, 2021, there were no debt securities held-to-maturity that were classified as either nonaccrual or past due over 89 days and still accruing.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Within 1 year	$4,505	$4,554	$—	$—
After 1 year through 5 years	12,538	12,772	—	—
After 5 years through 10 years	40,674	41,663	309	312
After 10 years	45,752	46,958	237,533	245,617
	103,469	105,947	237,842	245,929
Residential mortgage-backed securities	406,147	402,302	—	—
Commercial mortgage-backed securities	26,381	26,909	—	—
Total	$535,997	$535,158	$237,842	$245,929

The following table summarizes available-for-sale and held-to-maturity securities in an unrealized loss position as of September 30, 2021 and December 31, 2020.

	Less than 12 months		12 months or greater		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Available-for-Sale
Residential mortgage-backed securities	$332,099	$(6,337)	$160	$(10)	$332,259	$(6,347)
Commercial mortgage-backed securities	3,623	(129)	—	—	3,623	(129)
Total available-for-sale	335,722	(6,466)	160	(10)	335,882	(6,476)
Held-to-Maturity
U.S. states and political divisions	51,775	(2,506)	—	—	51,775	(2,506)
Total held-to-maturity	51,775	(2,506)	—	—	51,775	(2,506)
Total securities	$387,497	$(8,972)	$160	$(10)	$387,657	$(8,982)

December 31, 2020
Available-for-Sale
U.S. states and political divisions	$—	$—	$1,987	$(4)	$1,987	$(4)
Trust preferred securities	—	—	4,721	(113)	4,721	(113)
Residential mortgage-backed securities	68,042	(231)	205	(11)	68,247	(242)
Commercial mortgage-backed securities	3,750	(10)	—	—	3,750	(10)
Total available-for-sale	71,792	(241)	6,913	(128)	78,705	(369)
Held-to-Maturity
U.S. states and political divisions	2,241	(25)	—	—	2,241	(25)
Total held-to-maturity	2,241	(25)	—	—	2,241	(25)
Total securities	$74,033	$(266)	$6,913	$(128)	$80,946	$(394)

At September 30, 2021, there were 50 available-for-sale securities that were in an unrealized loss position. There were also 26 held-to-maturity securities that were in an unrealized loss position at September 30, 2021. At December 31, 2020, there were 13 available-for-sale securities and one held-to-maturity security that were in an unrealized loss position. Atlantic Capital does not intend to sell and does not believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2021 and December 31, 2020 were attributable to changes in market interest rates. No credit impairment was recorded for those securities in an unrealized loss position for the three and nine months ended September 30, 2021 or 2020.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Proceeds from sales	$—	$—	$750	$—
Gross realized gains	—	$—	$2	$—
Gross realized losses	—	—	—	—
Net gains on sales of securities	$—	$—	$2	$—

Investment securities with a carrying value of $43.3 million and $43.9 million were pledged to secure public funds and other borrowings at September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, Atlantic Capital had investments with a carrying value of $5.3 million and $5.4 million, respectively, in SBICs and other investments where Atlantic Capital is the limited partner. These investments are included in other assets on the Consolidated Balance Sheets. During the three and nine months ended September 30, 2021 and 2020, the Company did not record any impairment on these investments. There have been no upward adjustments, cumulatively or year-to-date, on these investments.

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio as of September 30, 2021 and December 31, 2020, is summarized below.

	September 30, 2021	December 31, 2020

	(in thousands)
Loans held for sale
Loans held for sale	$11,814	$—
Total loans held for sale	$11,814	$—

Loans held for investment
Commercial loans:
Commercial and industrial	$838,741	$952,805
Commercial real estate	960,319	909,101
Construction and land	205,148	145,595
Total commercial loans	2,004,208	2,007,501
Residential:
Residential mortgages	47,076	33,783
Home equity	28,943	25,443
Total residential loans	76,019	59,226
Consumer	192,462	176,066
Other	4,921	13,897
Total loans	2,277,610	2,256,690
Less net deferred fees and other unearned income	(3,754)	(7,654)
Less allowance for credit losses on loans	(23,924)	(31,818)
Loans held for investment, net	$2,249,932	$2,217,218

At September 30, 2021 and December 31, 2020, loans with a carrying value of $525.4 million and $474.5 million, respectively, were pledged as collateral to secure FHLB advances and the Federal Reserve discount window.

The fair value adjustments on purchased loans outside the scope of ASC 310-30 are accreted to interest income over the life of the loans. At September 30, 2021, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $180,000 compared to $262,000 at December 31, 2020.

The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  It is comprised of specific allowance for individually assessed loans and a general allowance for loans that are collectively assessed in pools with similar risk characteristics. The allowance is regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loan portfolio. Accrued interest receivable totaled $9.4 million at September 30, 2021 and $10.8 million at December 31, 2020 and was reported in Other Assets on the Consolidated Balance Sheets. Included in the estimate of credit losses for loans at September 30, 2021 and December 31, 2020 was $31,000 and $49,000, respectively, related to accrued interest receivable totaling $3.6 million and $4.4 million, respectively, on loans with payment deferrals. The remaining balance of accrued interest receivable was excluded from the estimate of credit losses for loans.

The following table presents the balance and activity in the allowance for credit losses on loans by portfolio segment for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,
	2021
	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance	$25,070	$519	$534	$26,123
Provision for loan losses	(2,071)	(58)	(92)	(2,221)
Loans charged-off	(131)	—	—	(131)
Recoveries	151	—	2	153
Total ending allowance balance	$23,019	$461	$444	$23,924

	For the Three Months Ended September 30,
	2020
	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance	$30,834	$517	$254	$31,605
Provision for loan losses	(83)	149	570	636
Loans charged-off	(404)	—	—	(404)
Recoveries	56	—	1	57
Total ending allowance balance	$30,403	$666	$825	$31,894

	For the Nine Months Ended September 30,
	2021
	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance	$30,221	$699	$898	$31,818
Provision for loan losses	(6,604)	(47)	(458)	(7,109)
Loans charged-off	(805)	(223)	—	(1,028)
Recoveries	207	32	4	243
Total ending allowance balance	$23,019	$461	$444	$23,924

	For the Nine Months Ended September 30,
	2020
	Commercial	Residential	Consumer	Total

	(in thousands)
Allowance for credit losses on loans
Beginning balance	$18,203	$145	$187	$18,535
Impact of adopting ASC 326	(947)	8	85	(854)
Provision for loan losses	15,051	673	543	16,267
Loans charged-off	(1,979)	(161)	—	(2,140)
Recoveries	75	1	10	86
Total ending allowance balance	$30,403	$666	$825	$31,894

The decrease in the allowance for credit losses at September 30, 2021 compared to December 31, 2020 was due to an improvement in the CECL economic forecast partially offset by growth in commercial real estate loans and in construction loans.

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

As of September 30, 2021 and December 31, 2020, the Company had a recorded investment in TDRs of $13.2 million and $14.2 million, respectively. The Company allocated $502,000 in allowance for those loans at September 30, 2021 and had no commitments to lend additional funds on loans modified as TDRs as of September 30, 2021 and December 31, 2020.

There were no loans modified as TDRs during the three and nine months ended September 30, 2021, nor during the three months ended September 30, 2020. Loans, by portfolio class, modified as TDRs during the nine months ended September 30, 2020 are as follows:

	Number of Loans	Outstanding Balance	Increase in Allowance

		(in thousands)
Nine Months Ended September 30, 2020
Commercial and industrial	1	$65	$3
Commercial real estate	1	1,920	188
Total	2	$1,985	$191

The Company did not forgive any principal on TDRs during the three and nine months ended September 30, 2021 and 2020.

A TDR is considered to be in default once it becomes 90 days or more contractually past due under the modified terms. The following table presents by class, all loans modified as TDRs that defaulted during the three and nine months ended September 30, 2020, and within twelve months of their modification date. There were no loans modified as TDRs that defaulted during the three and nine months ended September 30, 2021, and within twelve months of their modification date.

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance

(in thousands)
Commercial	-	$-	2	$310
Total	-	$-	2	$310

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

As of September 30, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving Loans
							Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total

	(in thousands)
September 30, 2021
Commercial - commercial and industrial:
Risk rating
Pass	$261,015	$102,552	$70,930	$54,530	$38,707	$47,740	$223,244	$798,718
Special mention	425	500	4,807	6,585	430	834	5,067	18,648
Substandard	—	650	5,690	10,918	—	702	3,043	21,003
Doubtful	—	—	—	372	—	—	—	372
Total commercial - commercial and industrial	$261,440	$103,702	$81,427	$72,405	$39,137	$49,276	$231,354	$838,741
Commercial - commercial real estate:
Risk rating
Pass	$150,774	$89,754	$153,456	$128,454	$59,061	$318,772	$18,110	$918,381
Special mention	—	2,899	10,157	1,401	256	7,016	1,212	22,941
Substandard	—	—	—	5,711	2,959	10,327	—	18,997
Doubtful	—	—	—	—	—	—	—	—
Total commercial - commercial real estate loans	$150,774	$92,653	$163,613	$135,566	$62,276	$336,115	$19,322	$960,319
Commercial - construction and land:
Risk rating
Pass	$54,177	$90,936	$34,842	$88	$—	$—	$25,105	$205,148
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial - construction and land loans	$54,177	$90,936	$34,842	$88	$—	$—	$25,105	$205,148
Residential - mortgages:
Risk rating
Pass	$6,858	$9,002	$2,871	$14,538	$4,548	$8,189	$—	$46,006
Special mention	—	—	—	160	728	—	—	888
Substandard	—	—	—	156	—	26	—	182
Doubtful	—	—	—	—	—	—	—	—
Total residential - mortgage loans	$6,858	$9,002	$2,871	$14,854	$5,276	$8,215	$—	$47,076
Residential - home equity:
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$28,018	$28,018
Special mention	—	—	—	—	—	—	726	726
Substandard	—	—	—	—	—	—	199	199
Doubtful	—	—	—	—	—	—	—	—
Total residential - home equity loans	$—	$—	$—	$—	$—	$—	$28,943	$28,943
Consumer:
Risk rating
Pass	$153,819	$31,763	$2,152	$—	$22	$3,700	$1,006	$192,462
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$153,819	$31,763	$2,152	$—	$22	$3,700	$1,006	$192,462
Other:
Risk rating
Pass	$64	$—	$—	$1,551	$1,164	$549	$—	$3,328
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,593	—	—	1,593
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$64	$—	$—	$1,551	$2,757	$549	$—	$4,921

Total:
Pass	$626,707	$324,007	$264,251	$199,161	$103,502	$378,950	$295,483	$2,192,061
Special Mention	425	3,399	14,964	8,146	1,414	7,850	7,005	43,203
Substandard	—	650	5,690	16,785	4,552	11,055	3,242	41,974
Doubtful	—	—	—	372	—	—	—	372
Total	$627,132	$328,056	$284,905	$224,464	$109,468	$397,855	$305,730	$2,277,610

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$—	$2,445	$2,445	$—
Commercial real estate	13	—	13	—
Total commercial loans	13	2,445	2,458	—
Residential mortgages	1,619	—	1,619	—
Total loans	$1,632	$2,445	$4,077	$—

	As of December 31, 2020
	Nonaccrual	Nonaccrual		Loans Past
	With No	With		Due Over
	Allowance for	Allowance for	Total	89 Days
	Credit Losses	Credit Losses	Nonaccrual	Still Accruing
Commercial loans:
Commercial and industrial	$2,597	$934	$3,531	$—
Commercial real estate	42	—	42	—
Total commercial loans	2,639	934	3,573	—
Residential mortgages	205	—	205	1,084
Total loans	$2,844	$934	$3,778	$1,084

The gross additional interest income that would have been earned during the three and nine months ended September 30, 2021 and 2020 had performing TDRs performed in accordance with the original terms is immaterial. Atlantic Capital recognized interest income on nonaccrual loans of $58,000 and $103,000 during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, Atlantic Capital recognized interest income on nonaccrual loans of $41,000 and $123,000, respectively.

The following table presents the amortized cost basis of collateral dependent impaired loans by class of loans as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Real		SBA
	Property	Equipment	Guaranty	Total

Commercial and industrial	$13	$—	$1,022	$1,035
Residential mortgages	1,024	27	568	1,619
Total loans	$1,037	$27	$1,590	$2,654

	As of December 31, 2020
	Real		Business	SBA
	Property	Equipment	Assets	Guaranty	Total

Commercial and industrial	$2,165	$262	$150	$212	$2,789
Residential mortgages	205	—	—	—	205
Total loans	$2,370	$262	$150	$212	$2,994

Atlantic Capital monitors loans by past due status. The following table presents the aging of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020 by class of loans.

	As of September 30, 2021
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$1,145	$848	$—	$2,445	$4,438	$834,303	$838,741
Commercial real estate	4,738	—	—	13	4,751	955,568	960,319
Construction and land	—	—	—	—	—	205,148	205,148
Residential mortgages	1,369	—	—	1,619	2,988	44,088	47,076
Home equity	199	—	—	—	199	28,744	28,943
Consumer	12,069	5,471	—	—	17,540	179,843	197,383
Total Loans	$19,520	$6,319	$—	$4,077	$29,916	$2,247,694	$2,277,610

	As of December 31, 2020
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days		Total Past Due	Loans Not
	Past Due	Past Due	Past Due	Nonaccruing	and Nonaccruing	Past Due	Total

	(in thousands)
Loans by Classification
Commercial and industrial	$1,166	$1,749	$817	$3,531	$7,263	$945,542	$952,805
Commercial real estate	4,008	357	—	42	4,407	904,694	909,101
Construction and land	—	—	—	—	—	145,595	145,595
Residential mortgages	479	925	267	205	1,876	31,907	33,783
Home equity	—	—	—	—	—	25,443	25,443
Consumer	10,374	5,776	—	—	16,150	173,813	189,963
Total Loans	$16,027	$8,807	$1,084	$3,778	$29,696	$2,226,994	$2,256,690

The following table presents loans repurchased and/or cash proceeds from loans sold during the three and nine months ended September 30, 2021 and 2020 by portfolio class. Of the loans sold where the Company has continuing involvement, $4.9 million and $8.4 million were past due thirty days or greater at September 30, 2021 and December 31, 2020, respectively. These amounts are included in the past due table above.

	For the three months ended September 30, 2021
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$279	$-	$-	$279
SBA Sales	10,615	3,036	-	13,651
Total Loans	$10,894	$3,036	$-	$13,930

	For the nine months ended September 30, 2021
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$1,349	$2,708	$1,362	$5,419
SBA Sales	26,881	11,543	664	39,088
Total Loans	$28,230	$14,251	$2,026	$44,507

	For the three months ended September 30, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$1,015	$-	$-	$1,015
SBA Sales	10,258	772	-	11,030
Total Loans	$11,273	$772	$-	$12,045

	For the nine months ended September 30, 2020
	Commercial and	Commercial	Residential
	Industrial	Real Estate	Mortgages	Total

	(in thousands)

Repurchases of SBA participations	$2,338	$1,467	$-	$3,805
SBA Sales	26,427	2,264	277	28,968
Total Loans	$28,765	$3,731	$277	$32,773

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Atlantic Capital tests goodwill for impairment annually in the fourth quarter. In assessing the possibility that the Company's fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, Atlantic Capital considers all available evidence, including (i) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (ii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any. The October 1, 2020 annual impairment test indicated that no impairment existed surrounding goodwill. Atlantic Capital continued to consider the market conditions generated by the COVID-19 pandemic during the first nine months of 2021 to assess events and circumstances through the date of the filing of this Quarterly Report on Form 10-Q that could potentially indicate goodwill impairment including analyzing the impacts from the COVID-19 pandemic. There were no triggering events requiring an impairment test during the first nine months of 2021.

The following table presents the balances for goodwill and other intangible assets:

	September 30,	December 31,
	2021	2020

	(in thousands)
Servicing assets, net	$2,573	$2,731
Total intangibles subject to amortization, net	2,573	2,731
Goodwill	19,925	19,925
Total goodwill and other intangible assets, net	$22,498	$22,656

NOTE 7 – SERVICING ASSETS

SBA Servicing Assets

SBA servicing assets are initially recorded at fair value. Subsequently, Atlantic Capital accounts for SBA servicing assets using the amortization method and they are included in other intangibles, net on the Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the balance of SBA loans sold and serviced by Atlantic Capital totaled $195.7 million and $192.9 million, respectively.

Changes in the balance of servicing assets for the three and nine months ended September 30, 2021 and 2020 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
SBA Loan Servicing Assets	2021	2020	2021	2020

	(in thousands)		(in thousands)
Beginning carrying value, net	$2,537	$2,503	$2,569	$2,731
Additions	262	190	746	492
Amortization	(296)	(202)	(812)	(732)
Ending carrying value	$2,503	$2,491	$2,503	$2,491

At September 30, 2021 and December 31, 2020, the sensitivity of the fair value of the SBA loan servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the SBA Servicing Assets	September 30, 2021	December 31, 2020

	(dollars in thousands)
Fair value of retained servicing assets	$2,782	$2,907
Weighted average life	3.27 years	3.17 years
Prepayment speed:	17.40%	18.03%
Decline in fair value due to a 10% adverse change	$(135)	$(123)
Decline in fair value due to a 20% adverse change	$(258)	$(236)
Weighted average discount rate	12.37%	12.49%
Decline in fair value due to a 100 bps adverse change	$(68)	$(59)
Decline in fair value due to a 200 bps adverse change	$(133)	$(115)

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

Changes in the balance of TriNet servicing assets for the three and nine months ended September 30, 2021 and 2020 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
TriNet Servicing Assets	2021	2020	2021	2020

	(in thousands)		(in thousands)
Beginning carrying value, net	$100	$228	$162	$296
Amortization	(30)	(33)	(92)	(101)
Ending carrying value	$70	$195	$70	$195

At September 30, 2021 and December 31, 2020, the sensitivity of the fair value of the TriNet servicing assets to immediate changes in key economic assumptions are presented in the table below.

Sensitivity of the TriNet Servicing Assets	September 30, 2021	December 31, 2020

	(dollars in thousands)
Fair value of retained servicing assets	$212	$298
Weighted average life	3.78 years	4.58 years
Prepayment speed:	5.00%	5.00%
Decline in fair value due to a 10% adverse change	$(2)	$(3)
Decline in fair value due to a 20% adverse change	$(3)	$(6)
Weighted average discount rate	8.00%	8.00%
Decline in fair value due to a 100 bps adverse change	$(3)	$(5)
Decline in fair value due to a 200 bps adverse change	$(6)	$(11)

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2021			September 30, 2021
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit (1)	Amount	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$9,650	$(2,399)	$7,251	$19,289	$(4,782)	$14,507
Unrealized net (losses) gains on investment securities available-for-sale	(3,240)	801	(2,439)	(9,817)	2,427	(7,390)
Reclassification adjustment for net realized (gains)/losses on investment securities available-for-sale (2)	—	—	—	(2)	—	(2)
Unrealized net (losses) gains on derivatives	(957)	237	(720)	(4,017)	994	(3,023)
Accumulated other comprehensive income (loss) end of period	$5,453	$(1,361)	$4,092	$5,453	$(1,361)	$4,092

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2020			September 30, 2020
		Income			Income
		Tax			Tax
	Pre-Tax	(Expense)	After-Tax	Pre-Tax	(Expense)	After-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

	(in thousands)
Accumulated other comprehensive income (loss) beginning of period	$21,108	$(5,218)	$15,890	$6,081	$(1,520)	$4,561
Unrealized net gains (losses) on investment securities available-for-sale	46	(11)	35	5,771	(1,419)	4,352
Unrealized net gains (losses) on derivatives	(593)	146	(447)	8,709	(2,144)	6,565
Accumulated other comprehensive income (loss) end of period	$20,561	$(5,083)	$15,478	$20,561	$(5,083)	$15,478

(1)	The tax impact of each component of accumulated other comprehensive income (loss) is calculated using an effective tax rate of approximately 25%.
(2)	Reclassification amount is recognized in gains on sales of securities in the consolidated statements of income.

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

The following table represents the earnings per share calculations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(in thousands, except share and per share amounts)
Net income available to common shareholders	$13,304	$8,618	$38,482	$12,591

Weighted average shares outstanding
Basic (1)	20,308,761	21,500,735	20,340,182	21,553,953
Effect of dilutive securities:
Stock options and performance share awards	198,843	43,070	168,593	86,104
Diluted	20,507,604	21,543,805	20,508,775	21,640,057

Net income per common share:
Basic	$0.66	$0.40	$1.89	$0.58
Diluted	0.65	0.40	$1.88	$0.58
(1)	Unvested restricted shares are participating securities and included in basic share calculations.

Stock options outstanding of 109,446 at September 30, 2020 have not been included in diluted earnings per share because to do so would have been anti-dilutive for the periods presented. These awards were considered anti-dilutive because the exercise price of the award was higher than the market value of the shares. There were no stock options outstanding at September 30, 2021 whose exercise price of the award was higher than the market value of the shares.

The Amended and Restated Articles of Incorporation of Atlantic Capital authorize Atlantic Capital to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are designated as preferred stock, no par value per share, and 100,000,000 shares are designated as common stock, no par value per share. Atlantic Capital had 20,305,109 shares of common stock issued and outstanding at September 30, 2021. At December 31, 2020, 20,394,912 shares of common stock were issued and outstanding. Atlantic Capital had no shares of preferred stock outstanding at September 30, 2021 or December 31, 2020.

The primary source of funds available to Atlantic Capital is payments of dividends from the Bank. No dividends were paid by the Bank to Atlantic Capital during the three and nine months ended September 30, 2021. No dividends were paid by the Bank to Atlantic Capital during the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Bank paid dividends totaling $12.5 million to Atlantic Capital. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. Additionally, Atlantic Capital’s ability to pay dividends to its shareholders will depend on the ability of the Bank to pay dividends to Atlantic Capital. The Bank is subject to regulatory restrictions on the payment of cash dividends, which generally may be paid only from current earnings.

During the first quarter of 2020, the Company completed the $85.0 million stock repurchase program authorized by the Board of Directors on November 14, 2018. On March 4, 2020, the Board of Directors authorized a new stock repurchase program pursuant to which the Company may purchase up to $25 million of its issued and outstanding common stock. The repurchase program commenced immediately with respect to $15 million of stock, and the remaining $10 million is subject to regulatory approval of a dividend from the Bank to Atlantic Capital. The timing and amounts of any repurchases will depend on certain factors, including but not limited to market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b-18 or Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will constitute authorized but unissued shares. During the first nine months of 2021, the Company repurchased 272,592 shares totaling $5.5 million.

NOTE 10 – DERIVATIVES AND HEDGING

Risk Management

Atlantic Capital’s objectives in using interest rate derivatives are to stabilize net interest revenue and to manage its exposure to interest rate movements. To accomplish these objectives, Atlantic Capital primarily uses interest rate swaps as part of its interest rate risk management strategy.

Cash Flow Hedges

At September 30, 2021, Atlantic Capital’s interest rate swaps designated as cash flow hedges involve the payment of floating-rate amounts to a counterparty in exchange for receiving fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2021 and December 31, 2020, Atlantic Capital had interest rate swaps designated as cash flow hedges with aggregate notional amounts of $150.0 million and $125.0 million, respectively.

Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Atlantic Capital expects that approximately $2.0 million will be reclassified as an increase to loan interest income over the next twelve months related to these cash flow hedges.

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

Atlantic Capital’s derivative instruments are recorded at fair value in other assets and accrued interest receivable and other liabilities and accrued interest payable in the Consolidated Balance Sheets. The changes in the fair value of the derivative instruments are recognized in derivatives income in the Consolidated Statements of Income and in net increase/decrease in other assets and accrued expenses and other liabilities in the Consolidated Statements of Cash Flows. At September 30, 2021 and December 31, 2020, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $58.5 million and $68.4 million, respectively.

Atlantic Capital acquired a loan level hedging program, which First Security utilized to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and a floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, First Security entered into a dealer facing trade exactly mirroring the terms in the loan addendum. At September 30, 2021 and December 31, 2020, Atlantic Capital had interest rate swaps related to this program with an aggregate notional amount of $122.7 million and $137.1 million, respectively.

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

In accordance with the interest rate agreements with derivatives dealers, Atlantic Capital may be required to post margin to these counterparties. At September 30, 2021 and December 31, 2020, Atlantic Capital had minimum collateral posting thresholds with certain of its derivative counterparties and posted collateral of $9.6 million and $11.8 million, respectively, against its obligations under these agreements. Cash collateral related to derivative contracts is recorded in other assets in the Consolidated Balance Sheets.

Atlantic Capital has master netting agreements with the derivatives dealers with which it does business but reflects gross assets and liabilities on the Consolidated Balance Sheets.

In conjunction with the FASB’s fair value measurement guidance, management made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a net basis.

To accommodate clients, Atlantic Capital occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows clients to execute an interest rate swap with one bank while allowing for distribution of the credit risk among participating members. Credit risk participation agreements arise when Atlantic Capital contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. At September 30, 2021 and December 31, 2020, Atlantic Capital had credit risk participation agreements with a notional amount of $2.5 million and $5.8 million, respectively.

The following table reflects the estimated fair value positions of derivative contracts and credit risk participation agreements as of September 30, 2021 and December 31, 2020:

Derivatives designated as hedging instruments under ASC 815

		September 30, 2021		December 31, 2020
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Cash flow hedge of LIBOR based loans	Other assets	$150,000	$6,655	$125,000	$10,799

Cash flow hedge of LIBOR based loans	Other liabilities	$—	$—	$—	$—

Derivatives not designated as hedging instruments under ASC 815

		September 30, 2021		December 31, 2020
(in thousands)	Balance Sheet	Notional		Notional
Interest Rate Products	Location	Amount	Fair Value	Amount	Fair Value
Customer swap positions	Other assets	$29,239	$1,246	$34,224	$2,057
Zero premium collar	Other assets	61,354	5,522	68,527	9,328
		$90,593	$6,768	$102,751	$11,385

Dealer offsets to customer swap positions	Other liabilities	$29,239	$1,264	$34,224	$2,087
Dealer offset to zero premium collar	Other liabilities	61,354	5,560	68,527	9,398
Credit risk participation	Other liabilities	2,501	—	5,782	11
		$93,094	$6,824	$108,533	$11,496

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020.

Derivatives not designated as hedging instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative		Recognized in Income on Derivatives
(in thousands)	Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate products	Other income	$19	$7	$51	$249
Other contracts	Other income	2	3	10	(3)
Total		$21	$10	$61	$246

The following table reflects the impact to the Consolidated Statements of Income related to derivative contracts for the three and nine months ended September 30, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30,					Nine Months Ended September 30,
	Amount of Gain or					Amount of Gain or
	(Loss) Recognized in		Gain or (Loss) Reclassified from			(Loss) Recognized in		Gain or (Loss) Reclassified from
	OCI on Derivatives		Accumulated OCI in Income			OCI on Derivatives		Accumulated OCI in Income
	(Effective Portion)		(Effective Portion)			(Effective Portion)		(Effective Portion)
(in thousands)	2021	2020	Location	2021	2020	2021	2020	Location	2021	2020
Interest rate swaps	$(869)	$(611)	Interest income	$(637)	$(619)	$(4,444)	$8,657	Interest income	$(1,878)	$(1,271)

NOTE 11 – OTHER BORROWINGS AND LONG TERM DEBT

There were no FHLB borrowings outstanding as of September 30, 2021, and December 31, 2020. There was no interest expense for FHLB borrowings for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, interest expense for FHLB borrowings totaled $16,000 and $54,000, respectively. At September 30, 2021, the Company had available line of credit commitments with the FHLB totaling $1.1 billion, with no outstanding FHLB advances. However, based on actual collateral pledged, $84.3 million was available.

At September 30, 2021, the Company had an available line of credit based on the collateral available of $298.7 million with the FRB. There was no interest expense on federal funds purchased for the three and nine months ended September 30, 2021. Interest expense on federal funds purchased for the three and nine months ended September 30, 2020, was $3,000 and $41,000, respectively.

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

Subordinated debt is summarized as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Floating rate 10 year capital securities, with interest paid semi-annually at an annual fixed rate of 5.50% until September 1, 2025	$75,000	$75,000
Principal amount of subordinated debt	75,000	75,000
Less debt issuance costs	976	1,193
Subordinated debt, net	$74,024	$73,807

All subordinated debt outstanding at September 30, 2021 matures after more than five years.

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

At September 30, 2021, approximately 2,838,000 additional awards could be granted under the plan. Through September 30, 2021, incentive stock options, nonqualified stock options, restricted stock awards, performance share awards, and other stock-based awards have been granted under the plan. Stock options are granted at a price which is no less than the fair market value of a share of Atlantic Capital common stock on the grant date. Stock options generally vest over three years and expire after ten years.

The Company accounts for stock options in accordance with FASB ASC 718, Stock Compensation, which requires the Company to recognize the costs of its employee stock option awards in its Consolidated Statements of Operations. According to ASC 718, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the vesting period of the awards. There was no stock-based compensation expense recognized by the Company for stock option grants for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, stock-based compensation expense for stock option grants was $18,000 and $53,000, respectively. There was no unrecognized stock-based compensation expense related to stock option grants at September 30, 2021. At September 30, 2020, unrecognized stock-based compensation expense related to stock option grants was $6,000. At September 30, 2021 and 2020, the weighted average period over which this unrecognized expense is expected to be recognized was 0 years and 0.1 years, respectively. The weighted average remaining contractual life of options outstanding at September 30, 2021 was 3.5 years.

The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted/modified during the nine months ended September 30, 2021 or 2020.

The following table represents stock option activity for the nine months ended September 30, 2021:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, December 31, 2020	214,890	$11.90
Granted/modified(1)	—	—
Exercised	(149,850)	10.71
Forfeited(1)	—	—
Expired	—	—
Outstanding, September 30, 2021	65,040	$14.66	3.47	$769
Exercisable, September 30, 2021	65,040	$14.66	3.47	$769
(1)	During the nine months ended September 30, 2021, the Company did not modify any options.

The total fair value of option shares vested for both the nine months ended September 30, 2021 and 2020 was $0.

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

Compensation expense related to restricted stock and performance shares for the three and nine months ended September 30, 2021 was $973,000 and $2.8 million, respectively, and $620,000 and $1.6 million for the three and nine months ended September 30, 2020, respectively. Unrecognized compensation expense associated with restricted stock was $3.1 million and $3.8 million as of September 30, 2021 and 2020, respectively. At September 30, 2021 and September 30, 2020, the weighted average period over which this unrecognized expense is to be recognized was 1.9 years and 2.3 years, respectively. During the three and nine months ended September 30, 2021, there were 3,137 and 153,739 restricted stock and performance share awards granted at a weighted average grant price of $24.24 and $19.51 per share, respectively. During the three and nine months ended September 30, 2020, there were 136,155 and 278,705 restricted stock and performance share awards granted at a weighted average grant price of $11.05 and $14.67 per share, respectively.

The Company did not modify any options during the nine months ended September 30, 2021 or 2020.

The following table represents restricted stock and performance share award activity for the nine months ended September 30, 2021:

		Weighted Average Grant-
	Shares	Date Fair Value
Outstanding, December 31, 2020	435,748	$16.80
Granted/modified	153,739	19.51
Vested	(175,209)	17.60
Forfeited	(18,997)	17.54
Outstanding, September 30, 2021	395,281	$17.75

●	.

NOTE 13 – FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received on the measurement date to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants, with a three-level measurement hierarchy:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.

	Fair Value Measurements at September 30, 2021 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$76,702	$—	$76,702
Trust preferred securities	—	4,871	—	4,871
Corporate debt securities	—	24,374	—	24,374
Residential mortgage-backed securities	—	402,302	—	402,302
Commercial mortgage-backed securities	—	26,909	—	26,909
Total securities available-for-sale	$—	$535,158	$—	$535,158
Interest rate derivative assets	$—	$13,423	$—	$13,423
Interest rate derivative liabilities	$—	$6,824	$—	$6,824

	Fair Value Measurements at December 31, 2020 Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

	(in thousands)
Securities available-for-sale:
U.S. states and political subdivisions	$—	$81,019	$—	$81,019
Trust preferred securities	—	4,722	—	4,722
Corporate debt securities	—	19,821	—	19,821
Residential mortgage-backed securities	—	194,598	—	194,598
Commercial mortgage-backed securities	—	35,263	—	35,263
Total securities available-for-sale	$—	$335,423	$—	$335,423
Interest rate derivative assets	$—	$22,184	$—	$22,184
Interest rate derivative liabilities	$—	$11,496	$—	$11,496

For Level 3 securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. Atlantic Capital had no Level 3 securities as of September 30, 2021 and December 31, 2020.

For the nine months ended September 30, 2021 and 2020, there was no change in the methods and significant assumptions used to estimate fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The following table presents the assets that were measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
September 30, 2021	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$2,403	$2,403

	Level 1	Level 2	Level 3
	Fair Value	Fair Value	Fair Value
December 31, 2020	Measurement	Measurement	Measurement	Total

(in thousands)
Impaired Loans	$—	$—	$2,844	$2,844

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

The following table presents the estimated fair values of Atlantic Capital’s financial instruments at September 30, 2021 and December 31, 2020.

	Fair Value Measurements at
	September 30, 2021 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$25,725	$25,725	$—	$—
Interest-bearing deposits in banks	811,168	811,168	—	—
Other short-term investments	140,848	140,848	—	—
Total securities available-for-sale	535,158	—	535,158	—
Total securities held-to-maturity	237,829	—	245,929	—
FHLB stock	1,808	—	—	1,808
FRB stock	10,124	—	—	10,124
Loans held for investment, net	2,273,856	—	—	2,357,246
Loans held for sale	11,814	—	11,814	—
Derivative assets	13,423	—	13,423	—
Financial liabilities:
Deposits	$3,727,321	$—	$3,726,074	$—
Subordinated debt	74,024	—	78,030	—
Derivative financial instruments	6,824	—	6,824	—

	Fair Value Measurements at
	December 31, 2020 Using:
		Quoted Prices
		in Active	Significant
		markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Securities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Financial assets:
Cash and due from banks	$16,865	$16,865	$—	$—
Interest-bearing deposits in banks	636,537	636,537	—	—
Total securities available-for-sale	335,423	—	335,423	—
Total securities held-to-maturity	200,156	—	214,584	—
FHLB stock	2,619	—	—	2,619
FRB stock	10,080	—	—	10,080
Loans held for investment, net	2,249,036	—	—	2,285,222
Derivative assets	22,184	—	22,184	—
Financial liabilities:
Deposits	$3,161,508	$—	$3,120,246	$—
Subordinated debt	73,807	—	77,814	—
Derivative financial instruments	11,496	—	11,496	—

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

Atlantic Capital’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit as well as a summary of minimum lease payments at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Financial Instruments whose contract amount represents credit risk:
Commitments to extend credit	$850,016	$813,757
Standby letters of credit	21,668	16,141
	$871,684	$829,898

Minimum lease payments	$16,412	$17,994

The Company also had commitments related to investments in SBICs totaling $1.5 million and $2.0 million at September 30, 2021 and December 31, 2020, respectively. In addition, Atlantic Capital had private equity commitments totaling $1.2 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively.

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

The following table presents service charges by type of service provided for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

			(in thousands)
Deposit account analysis fees and charges	$1,630	$1,080	$4,546	$3,012
ATM fees	31	10	82	46
NSF fees	9	5	30	30
Wire fees	22	18	73	166
Foreign exchange fees	73	104	423	272
Other	—	—	1	4
Total service charges	$1,765	$1,217	$5,155	$3,530

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

The Company’s leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 12 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. Portions of certain properties are subleased for terms extending through 2024. As of September 30, 2021, operating lease ROU assets and liabilities were $8.6 million and $13.4 million, respectively, compared to $9.9 million and $14.9 million, respectively, as of December 31, 2020. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheets. Additionally, the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component. The Company’s leases include variable lease payments with annual increases based on changes in market rental rates.

Rent expense for the three and nine months ended September 30, 2021, was $478,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2020, rent expense was $520,000 and $1.7 million, respectively, which was included in occupancy expense in the Consolidated Statements of Income.

The table below summarizes the Company’s net lease cost:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Operating lease cost	$478	$510	$1,509	$1,696
Short-term lease cost	—	10	2	25
Sublease income	(126)	(91)	(312)	(273)
Net lease cost	$352	$429	$1,199	$1,448

The tables below summarize other information related to the Company’s operating leases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Operating cash paid for amounts included in the measurement of lease liabilities	$554	$530	$1,581	$1,655
Right-of-use assets obtained in exchange for new finance lease liabilities	—	62	—	62

	As of September 30,
	2021	2020
Weighted-average remaining lease term - operating leases	7.7 years	8.5 years

Weighted-average discount rate - operating leases	3.03%	3.04%

The table below summarizes the maturity of remaining lease liabilities:

September 30, 2021
(in thousands)
Twelve Months Ended:
September 30, 2022	$2,403
September 30, 2023	2,136
September 30, 2024	1,966
September 30, 2025	1,905
September 30, 2026	1,831
Thereafter	6,171
Total future minimum lease payments	16,412
Less: Interest	(2,984)
Present value of net future minimum lease payments	$13,428

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

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

We reported net income of $13.3 million for the third quarter of 2021 compared to net income of $8.6 million for the third quarter of 2020. Diluted income per common share was $0.65 for the third quarter of 2021, compared to $0.40 for the same period in 2020.

For the nine months ended September 30, 2021, we reported net income of $38.5 million. This compared to net income of $12.6 million for the nine months ended September 30, 2020. Diluted income per common share was $1.88 for the nine months ended September 30, 2021, compared to $0.58 for the same period in 2020.

The increase in net income for the three months ended September 30, 2021, compared to the same period in 2020, was primarily attributable to the recording of negative provision for credit losses of $2.4 million during the third quarter of 2021 compared to a provision for credit losses of $28,000 during the third quarter of 2020. The recording of negative provision was the result of improved CECL economic forecasts and positive credit quality migration lowering the allowance, partially offset by loan growth during the third quarter of 2021. The increase in net income quarter over quarter was also the result of higher net interest income, led by growth in loans and taxable investment securities, as well as higher non-interest income, led by increased service charges as well as the receipt of SBIC distributions.

For the nine months ended September 30, 2021, compared to the first nine months of 2020, the increase in net income was primarily attributable to the recording of negative provision for credit losses of $7.9 million during the first nine months of 2021 compared to a provision for credit losses of $17.0 million during the same period in 2020. The recording of negative provision was the result of improved CECL economic forecasts and credit upgrades, partially offset by loan growth during the first nine months of 2021. Partially offsetting the increase in income was an increase in salaries and employee benefits expense of $5.3 million, or 20%, for the first nine months of 2021 compared to the same period in 2020. Salaries and employee benefits expense included contract labor expense for PPP round two loan processing during the first half of 2021 as well as an increase in SBA commissions and other performance-based incentives.

Net interest income before provision for credit losses increased $3.1 million, or 14%, from the third quarter of 2020 to 2021, primarily due to a $2.4 million, or 10%, increase in interest income, driven by higher loan interest and fees, as well as a decrease of $620,000, or 25%, in interest expense, primarily resulting from a decrease in interest expense on deposits. Net interest income before provision for credit losses increased $9.4 million, or 15%, from the first nine months of 2020 to 2021, primarily due to a $5.6 million, or 8%, increase in interest income, driven by higher loan interest and fees as well as an increase of $2.5 million, or 29%, in interest income from investment securities. Also contributing to the increase in net interest income was a decrease of $3.8 million, or 39%, in interest expense due to lower interest expense on deposits.

Taxable equivalent net interest income was $25.1 million for the third quarter of 2021, compared to $22.1 million for the third quarter of 2020. Taxable equivalent net interest margin decreased to 2.69% for the three months ended September 30, 2021, from 3.14% for the three months ended September 30, 2020. The margin decrease for the third quarter of 2021 compared to the same period in 2020 was primarily due to the increase in deposits and corresponding increase in low-yielding cash balances. For the nine months ended September 30, 2021, taxable equivalent net interest income was $74.9 million compared to $65.3 million for the same period of 2020. Taxable equivalent net interest margin decreased to 2.80% for the nine months ended September 30, 2021, from 3.25% for the nine months ended September 30, 2020. The margin decrease for the first nine months of 2021 compared to the same period in 2020 was primarily due to lower rates on loans resulting from federal funds rate decreases during 2020 and the increase in deposits and corresponding increase in cash balances, which contributed to the margin decline.

The CARES Act and applicable extensions provide relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing and also provide funding opportunities for small businesses under the PPP from approved SBA lenders. For commercial and consumer customers, we have provided a host of relief options, including payment deferrals (including maturity extensions), loan covenant waivers and low interest rate loan products. Outstanding PPP loans were $48.3 million at September 30, 2021, a decrease of $143.9 million, or 75%, from December 31, 2020. The decrease was due to the forgiveness of $243.0 million in PPP loans during the nine months ended September 30, 2021, offset by the origination of 291 round two PPP loans totaling $73.0 million during the first half of 2021.

We recorded negative provision for credit losses for the quarter ended September 30, 2021, totaling $2.4 million, a decrease of $2.4 million from the quarter ended September 30, 2020, as a result of improved CECL economic forecasts and positive credit quality migration lowering the allowance, partially offset by loan growth during the third quarter of 2021. For the nine months ended September 30, 2021, we recorded negative provision for credit losses totaling $7.9 million, a decrease of $24.8 million from the nine months ended September 30, 2020, primarily due to improved CECL economic forecasts and credit upgrades, partially offset by loan growth during the first nine months of 2021.

Noninterest income increased $2.1 million, or 84%, to $4.6 million from the third quarter of 2020. The increase was primarily due to an increase of $548,000, or 45%, in service charges due to continued growth in our payments, fintech and private capital solutions businesses and a $383,000, or 43%, increase in SBA lending activities resulting from higher SBA premiums in the secondary market. Also contributing to the increase in noninterest income for the third quarter of 2021 was the receipt of SBIC distributions totaling $930,000 in September 2021, which was recorded in other noninterest income.

For the first nine months of 2021, noninterest income increased $4.5 million, or 62%, to $11.8 million. The increase was primarily due to an increase of $1.6 million, or 79%, in SBA lending activities, an increase of $1.6 million, or 46%, in income from service charges and the aforementioned SBIC distributions of $930,000.

For the third quarter of 2021, noninterest expense increased $1.3 million, or 10%, to $15.0 million compared to the third quarter of 2020. The most significant components of the increase were $2.9 million of merger-related expenses, increases of $1.4 million, or 16%, in salaries and employee benefits expense, $265,000 in FDIC premiums, and $175,000, or 31%, in professional services. Salaries and employee benefits expense in the third quarter of 2021 included an increase in short-term and long-term incentive costs of $1.1 million, or 78%, compared to the third quarter of 2020. Partially offsetting the increase in noninterest expense was an employee retention payroll tax credit pursuant to the CARES Act totaling $3.0 million.

Noninterest expense totaled $45.4 million for the nine months ended September 30, 2021, compared to $39.5 million for the same period in 2020. The most significant component of the increase was a $5.3 million, or 20%, increase in salaries and employee benefits primarily related to higher incentives, SBA commissions and $255,000 in contract labor expense for PPP round two loan processing. The first nine months of 2021 included an increase in short-term and long-term incentive costs of $3.6 million, or 95%, along with the partial impact of new hires and merit increases. Also contributing to the increase in noninterest expense were merger-related expenses of $2.9 million and an increase of $786,000 in FDIC premiums resulting from overall asset growth in 2021. Partially offsetting the increase in noninterest expense for the nine months ended September 30, 2021, compared to the same period in 2020 was an employee retention payroll tax credit pursuant to the CARES Act totaling $3.0 million.

Table 1 - Quarterly Selected Financial Data

(dollars in thousands, except share and per share data; taxable equivalent)

	2021			2020		For the nine months ended September 30,
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	2021	2020
INCOME SUMMARY
Interest income - taxable equivalent (1)	$27,040	$27,993	$25,775	$25,288	$24,578	$80,808	$74,976
Interest expense	1,895	1,958	2,065	2,299	2,515	5,918	9,724
Net interest income - taxable equivalent	25,145	26,035	23,710	22,989	22,063	74,890	65,252
Provision for credit losses	(2,405)	(933)	(4,519)	481	28	(7,857)	16,965
Net interest income after provision for credit losses	27,550	26,968	28,229	22,508	22,035	82,747	48,287
Noninterest income	4,609	3,584	3,562	3,016	2,504	11,755	7,269
Noninterest expense	15,018	15,197	15,149	13,164	13,713	45,364	39,494
Income before income taxes	17,141	15,355	16,642	12,360	10,826	49,138	16,062
Income tax expense	3,837	3,539	3,280	2,410	2,208	10,656	3,471
Net income(1)(2)	$13,304	$11,816	$13,362	$9,950	$8,618	$38,482	$12,591

PER SHARE DATA
Diluted earnings per share	$0.65	$0.58	$0.65	$0.48	$0.40	$1.88	$0.58
Book value per share	17.92	17.38	16.72	16.60	16.05	17.92	16.05
Tangible book value per common share (2)	16.94	16.40	15.74	15.62	15.11	16.94	15.11

PERFORMANCE MEASURES
Return on average equity	14.69%	13.60%	15.99%	11.68%	10.05%	14.74%	4.98%
Return on average assets	1.36	1.26	1.50	1.19	1.15	1.37	0.59
Taxable equivalent net interest margin	2.69	2.91	2.81	2.91	3.14	2.80	3.25
Taxable equivalent net interest margin excluding PPP loans	2.54	2.70	2.70	2.81	3.18	2.65	3.31
Efficiency ratio	51.12	51.97	56.30	51.30	56.61	53.04	55.16
Average loans to average deposits	65.81	67.54	71.93	76.81	88.65	68.32	87.07

CAPITAL
Average equity to average assets	9.23%	9.24%	9.39%	10.18%	11.45%	9.28%	11.78%
Tangible common equity to tangible assets	8.21	8.86	8.63	8.86	11.03	8.21	11.03
Leverage ratio	8.5	8.4	8.4	8.9	9.9	8.7	9.9
Total risk based capital ratio	15.9	16.0	16.4	16.1	16.9	15.9	16.9

SHARES OUTSTANDING
Number of common shares outstanding - basic	20,305,109	20,319,429	20,354,077	20,394,912	21,202,783	20,305,109	21,202,783
Number of common shares outstanding - diluted	20,590,747	20,595,812	20,617,188	20,492,542	21,298,098	20,590,747	21,298,098
Average number of common shares - basic	20,308,761	20,332,503	20,380,066	20,711,089	21,500,735	20,340,182	21,553,953
Average number of common shares - diluted	20,507,604	20,516,478	20,502,184	20,795,332	21,543,805	20,508,775	21,640,057

ASSET QUALITY
Allowance for credit losses on loans to loans held for investment	1.16%	1.27%	1.31%	1.55%	1.59%	1.16%	1.59%
Net charge-offs to average loans(3)	—	0.10	0.04	0.05	0.06	0.05	0.13
Non-performing assets to total assets	0.10	0.14	0.06	0.13	0.20	0.10	0.20

AVERAGE BALANCES
Total loans	$2,246,529	$2,233,906	$2,270,660	$2,207,956	$2,191,669	$2,250,277	$2,071,673
Investment securities	733,452	656,507	579,547	491,134	453,382	657,066	444,766
Total assets	3,893,049	3,771,970	3,611,417	3,328,719	2,977,444	3,759,841	2,865,884
Deposits	3,413,882	3,307,601	3,156,906	2,874,402	2,472,218	3,293,738	2,379,235
Shareholders’ equity	359,300	348,416	338,990	338,948	341,017	348,974	337,521

AT PERIOD END
Loans and loans held for sale	$2,285,670	$2,264,899	$2,302,661	$2,249,036	$2,188,894	$2,285,670	$2,188,894
Investment securities	772,987	714,065	613,236	535,579	446,706	772,987	446,706
Total assets	4,210,316	3,780,445	3,732,668	3,615,617	2,923,977	4,210,316	2,923,977
Deposits	3,727,321	3,306,224	3,277,692	3,161,508	2,468,722	3,727,321	2,468,722
Shareholders’ equity	363,925	353,185	340,328	338,586	340,309	363,925	340,309

(1) Interest income on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

(2) Excludes effect of acquisition related intangibles.

(3) Annualized.

Non-GAAP Performance Measures Reconciliation

(dollars in thousands)

						For the nine months
	2021			2020		ended September 30,
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	2021	2020
Taxable equivalent interest income reconciliation
Interest income - GAAP	$26,664	$27,618	$25,410	$24,943	$24,233	$79,692	$74,053
Taxable equivalent adjustment	376	375	365	345	345	1,116	923
Interest income - taxable equivalent	$27,040	$27,993	$25,775	$25,288	$24,578	$80,808	$74,976

Taxable equivalent net interest income reconciliation
Net interest income - GAAP	$24,769	$25,660	$23,345	$22,644	$21,718	$73,774	$64,329
Taxable equivalent adjustment	376	375	365	345	345	1,116	923
Net interest income - taxable equivalent	$25,145	$26,035	$23,710	$22,989	$22,063	$74,890	$65,252

Loan yield excluding PPP loans reconciliation
Loan yield - GAAP	3.91%	4.19%	3.89%	3.89%	3.82%	4.00%	4.12%
Impact of PPP loans	(0.20)	(0.24)	(0.06)	(0.03)	0.13	(0.17)	0.14
Loan yield excluding PPP loans	3.71%	3.95%	3.83%	3.86%	3.95%	3.83%	4.26%

Taxable equivalent net interest margin reconciliation
Net interest margin - GAAP	2.65%	2.87%	2.76%	2.86%	3.09%	2.76%	3.21%
Impact of taxable equivalent adjustment	0.04	0.04	0.05	0.05	0.05	0.04	0.04
Net interest margin - taxable equivalent	2.69%	2.91%	2.81%	2.91%	3.14%	2.80%	3.25%

Taxable equivalent net interest margin excluding PPP loans reconciliation
Net interest margin - taxable equivalent	2.69%	2.91%	2.81%	2.91%	3.14%	2.80%	3.21%
Impact of PPP loans	(0.15)	(0.21)	(0.11)	(0.10)	0.04	(0.15)	0.10
Net interest margin - taxable equivalent excluding PPP loans	2.54%	2.70%	2.70%	2.81%	3.18%	2.65%	3.31%

Taxable equivalent income before income taxes reconciliation
Income before income taxes - GAAP	$16,765	$14,980	$16,277	$12,015	$10,481	$48,022	$15,139
Taxable equivalent adjustment	376	375	365	345	345	1,116	923
Income before income taxes	$17,141	$15,355	$16,642	$12,360	$10,826	$49,138	$16,062

Taxable equivalent income tax expense reconciliation
Income tax expense - GAAP	$3,461	$3,164	$2,915	$2,065	$1,863	$9,540	$2,548
Taxable equivalent adjustment	376	375	365	345	345	1,116	923
Income tax expense	$3,837	$3,539	$3,280	$2,410	$2,208	$10,656	$3,471

Tangible book value per common share reconciliation
Total shareholders' equity	$363,925	$353,185	$340,328	$338,586	$340,309	$363,925	$340,309
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$344,000	$333,260	$320,403	$318,661	$320,384	$344,000	$320,384
Common shares outstanding	20,305,109	20,319,429	20,354,077	20,394,912	21,202,783	20,305,109	21,202,783
Book value per common share - GAAP	$17.92	$17.38	$16.72	$16.60	$16.05	$17.92	$16.05
Tangible book value	16.94	16.40	15.74	15.62	15.11	16.94	15.11

Tangible common equity to tangible assets reconciliation
Total shareholders' equity	$363,925	$353,185	$340,328	$338,586	$340,309	$363,925	$340,309
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible common equity	$344,000	$333,260	$320,403	$318,661	$320,384	$344,000	$320,384

Total assets	$4,210,316	$3,780,445	$3,732,668	$3,615,617	$2,923,977	$4,210,316	$2,923,977
Intangible assets	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)	(19,925)
Total tangible assets	$4,190,391	$3,760,520	$3,712,743	$3,595,692	$2,904,052	$4,190,391	$2,904,052
Tangible common equity to tangible assets	8.21%	8.86%	8.63%	8.86%	11.03%	8.21%	11.03%

Allowance for loan losses to loans held for investment reconciliation
Total loans held for investment	$2,273,856	$2,264,899	$2,300,814	$2,249,036	$2,188,035	$2,273,856	$2,188,035
PPP loans	(48,304)	(105,684)	(218,766)	(192,160)	(231,834)	(48,304)	(231,834)
Total loans held for investment excluding PPP loans	$2,225,552	$2,159,215	$2,082,048	$2,056,876	$1,956,201	$2,225,552	$1,956,201

Allowance for credit losses to loans held for investment	1.16%	1.27%	1.31%	1.55%	1.59%	1.16%	1.59%
Allowance for credit losses to loans held for investment excluding PPP loans	1.18%	1.33%	1.45%	1.70%	1.78%	1.18%	1.78%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Third Quarter 2021 compared to Third Quarter 2020

Taxable equivalent net interest income for the third quarter of 2021 totaled $25.1 million, a $3.1 million, or 14%, increase compared to the third quarter of 2020. This increase was primarily driven by an increase in interest income of $2.5 million, or 10%, compared to the same period in 2020 and a decline in interest expense of $620,000, or 25%, compared to the same period in 2020. The third quarter of 2021 included $1.9 million in PPP loan income compared to $1.6 million in the third quarter of 2020. The yield on loans increased by 9 basis points to 3.91% from the third quarter of 2020. The yield on loans excluding PPP loans for the three months ended September 30, 2021, was 3.71%, a decrease of 24 basis points, compared to the same period in 2020.

The increase in interest income for the third quarter of 2021 was primarily driven by an increase in loan interest of $1.1 million, or 5%, and an increase in taxable investment securities interest totaling $944,000, or 64%.

The change in interest expense was primarily due to a decrease in expense on NOW, money market and savings deposits of $326,000, or 32%, and a decrease in long-term debt interest expense of $239,000, or 18%. The rate paid on interest bearing liabilities decreased 21 basis points from the third quarter of 2020 to the third quarter of 2021, driven by a decrease in interest rates on deposits and other borrowings resulting from decreases in the federal funds rate during 2020.

Taxable equivalent net interest margin decreased to 2.69% for the three months ended September 30, 2021 compared to 3.14% for the three months ended September 30, 2020 due to a decline in yields on investment securities, partially offset by lower cost of deposits. The large increase in deposits and corresponding increase in low-yielding cash balances also contributed to the lower net interest margin year over year.

Nine Months of 2021 compared to Nine Months of 2020

Taxable equivalent net interest income for the nine months ended September 30, 2021, totaled $74.9 million, a $9.6 million, or 15%, increase compared to the same period in 2020. This increase was primarily driven by an increase in interest income of $5.8 million, or 8%, compared to the same period in 2020 and a decline in interest expense of $3.8 million, or 39%, compared to the same period in 2020. The first nine months of 2021 included $7.1 million in PPP loan income compared to $2.3 million in the same period of 2020. Additionally, the first nine months of 2021 included $671,000 in interest income related to the receipt of an investment prepayment penalty and the accelerated accretion of a loan discount upon payoff. The yield on loans decreased by 12 basis points to 4.00% from the nine months ended September 30, 2020. The yield on loans excluding PPP loans for the nine months ended September 30, 2021, was 3.83%, a decrease of 43 basis points, compared to the same period in 2020.

The increase in interest income for the nine months ended September 30, 2021, was primarily driven by an increase in loan interest of $3.3 million, or 5%, and an increase in taxable investment securities interest totaling $2.0 million, or 41%.

The change in interest expense was primarily due to a decrease in expense on NOW, money market and savings deposits of $3.6 million, or 62%. This decrease was partially offset by an increase of $310,000, or 10%, in interest expense on long-term debt due to the issuance of $75 million in subordinated debt in August 2020. The rate paid on interest bearing liabilities decreased 39 basis points from the first nine months of 2020 to the first nine months of 2021, driven by a decrease in interest rates on deposits and other borrowings resulting from decreases in the federal funds rate during 2020.

Taxable equivalent net interest margin decreased to 2.80% for the nine months ended September 30, 2021, compared to 3.25% for the nine months ended September 30, 2020. The large increase in deposits and corresponding increase in low-yielding cash balances contributed to the lower net interest margin year over year.

Table 2 - Average Balance Sheets and Net Interest Analysis

(dollars in thousands; taxable equivalent)

	Three months ended September 30,
	2021			2020
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$594,338	$266	0.18%	$136,459	$65	0.19%
Other short-term investments	122,477	156	0.51	—	—	—
Investment securities:
Taxable investment securities	503,420	2,411	1.90	237,655	1,467	2.46
Non-taxable investment securities(1)	230,032	1,885	3.25	215,727	1,788	3.30
Total investment securities	733,452	4,296	2.32	453,382	3,255	2.86
Loans	2,246,529	22,151	3.91	2,191,669	21,049	3.82
FHLB and FRB stock	11,931	171	5.69	14,484	209	5.74
Total interest-earning assets	3,708,727	27,040	2.89	2,795,994	24,578	3.50
Non-earning assets	184,322			181,450
Total assets	$3,893,049			$2,977,444
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,665,462	680	0.16	1,383,382	1,006	0.29
Time deposits	285,808	50	0.07	166,019	86	0.21
Brokered deposits	87,498	59	0.27	68,102	59	0.34
Total interest-bearing deposits	2,038,768	789	0.15	1,617,503	1,151	0.28
Total borrowings	—	—	—	40,793	19	0.19
Total long-term debt	73,978	1,106	5.93	82,708	1,345	6.47
Total interest-bearing liabilities	2,112,746	1,895	0.36	1,741,004	2,515	0.57
Demand deposits	1,375,114			854,715
Other liabilities	45,889			40,708
Shareholders' equity	359,300			341,017
Total liabilities and shareholders' equity	$3,893,049			$2,977,444
Net interest spread			2.53%			2.92%
Net interest income and net interest margin(2)		$25,145	2.69%		$22,063	3.14%

Non-taxable equivalent net interest margin			2.65%			3.09%
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

Table 2 - Average Balance Sheets and Net Interest Analysis (continued)

(dollars in thousands; taxable equivalent)

	Nine months ended September 30,
	2021			2020
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Interest bearing deposits in other banks	$615,001	$634	0.14%	$147,795	$756	0.68%
Other short-term investments	41,274	156	0.51	36	—	—
Investment securities:
Taxable investment securities	429,307	6,691	2.08	246,388	4,729	2.56
Non-taxable investment securities(1)	227,759	5,619	3.30	198,378	4,877	3.28
Total investment securities	657,066	12,310	2.50	444,766	9,606	2.88
Loans	2,250,277	67,272	4.00	2,071,673	63,971	4.12
FHLB and FRB stock	12,183	436	4.78	14,667	643	5.86
Total interest-earning assets	3,575,801	80,808	3.02	2,678,937	74,976	3.74
Non-earning assets	184,040			186,947
Total assets	$3,759,841			$2,865,884
Liabilities
Interest bearing deposits:
NOW, money market, and savings	1,654,990	2,240	0.18	1,397,280	5,889	0.56
Time deposits	283,296	191	0.09	106,271	196	0.25
Brokered deposits	85,454	180	0.28	81,125	547	0.90
Total interest-bearing deposits	2,023,740	2,611	0.17	1,584,676	6,632	0.56
Total borrowings	30	—	—	50,055	95	0.25
Total long-term debt	73,905	3,307	5.98	60,922	2,997	6.57
Total interest-bearing liabilities	2,097,675	5,918	0.38	1,695,653	9,724	0.77
Demand deposits	1,269,998			794,559
Other liabilities	43,194			38,151
Shareholders' equity	348,974			337,521
Total liabilities and shareholders' equity	$3,759,841			$2,865,884
Net interest spread			2.64%			2.97%
Net interest income and net interest margin(2)		$74,890	2.80%		$65,252	3.25%

Non-taxable equivalent net interest margin			2.76%			3.21%
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.
(2)	Taxable equivalent net interest income divided by total interest-earning assets using the appropriate day count convention based on the type of interest-earning asset.

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

Table 3 - Changes in Taxable Equivalent Net Interest Income

(dollars in thousands)

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Compared to 2020			Compared to 2020
	Increase (Decrease) Due to Changes in:			Increase (decrease) Due to Changes in:
			Total			Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest earning assets
Interest bearing deposits in other banks	$205	$(4)	$201	$482	$(604)	$(122)
Other short-term investments	156	—	156	156	—	156
Investment securities:
Taxable investment securities	1,273	(329)	944	2,851	(889)	1,962
Non-taxable investment securities(1)	117	(20)	97	725	17	742
Total investment securities	1,390	(349)	1,041	3,576	(872)	2,704
Loans	541	561	1,102	5,339	(2,038)	3,301
FHLB and FRB stock	(37)	(1)	(38)	(89)	(118)	(207)
Total interest-earning assets	2,255	207	2,462	9,464	(3,632)	5,832

Interest bearing liabilities
Interest bearing deposits:
NOW, money market, and savings	115	(441)	(326)	349	(3,998)	(3,649)
Time deposits	21	(57)	(36)	119	(124)	(5)
Brokered deposits	13	(13)	—	9	(376)	(367)
Total interest-bearing deposits	149	(511)	(362)	477	(4,498)	(4,021)
Total borrowings	—	(19)	(19)	—	(95)	(95)
Total long-term debt	(131)	(108)	(239)	581	(271)	310
Total interest-bearing liabilities	18	(638)	(620)	1,058	(4,864)	(3,806)
Change in net interest income	$2,237	$845	$3,082	$8,406	$1,232	$9,638
(1)	Interest revenue on tax-exempt securities has been increased to reflect comparable interest on taxable securities. The rate used was 21%, reflecting the statutory federal income tax rate.

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

For the three months ended September 30, 2021, we recorded negative provision for credit losses totaling $2.4 million, a decrease of $2.4 million compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded negative provision for credit losses totaling $7.9 million, a decrease of $24.8 million compared to the nine months ended September 30, 2020. The provision for credit losses in the first nine months of 2021 included a negative provision for loan losses of $7.1 million and a negative provision for unfunded commitments of $748,000. The provision decreased primarily because of improved CECL economic forecasts and credit upgrades, partially offset by loan growth during the first nine months of 2021.

At September 30, 2021, nonperforming loans totaled $4.1 million compared to $4.9 million at December 31, 2020. Net loan charge-offs for the three and nine months ended September 30, 2021 were 0.00% and 0.05%, respectively, of average loans (annualized), compared to 0.06% and 0.13%, respectively, for the three and nine months ended September 30, 2020. The allowance for credit losses to total loans at September 30, 2021 was 1.16%, compared to 1.55% at December 31, 2020.

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2021, was $4.6 million and $11.8 million compared to $2.5 million and $7.3 million for the comparable period of the prior year, representing an increase of $2.1 million, or 84%, for the three month period and an increase of $4.5 million, or 62%, for the nine month period. The following table presents the components of noninterest income.

Table 4 - Noninterest Income

(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Service charges	$1,765	$1,217	$548	45%	$5,155	$3,530	$1,625	46%
Gain on sales of securities	—	—	—	—	2	—	2	—
Gain (loss) on sales of other assets	38	(145)	183	—	38	(140)	178	—
Derivatives income	21	10	11	—	61	246	(185)	(75)
Bank owned life insurance	391	363	28	8	1,170	1,092	78	7
SBA lending activities	1,276	893	383	43	3,732	2,089	1,643	79
Other noninterest income	1,118	166	952	—	1,597	452	1,145	—
Total noninterest income	$4,609	$2,504	$2,105	84	$11,755	$7,269	$4,486	62

Service charges for the three months ended September 30, 2021, totaled $1.8 million, an increase of $548,000, or 45%, from the same period in 2020. For the nine months ended September 30, 2021, service charges totaled $5.2 million, an increase of $1.6 million, or 46%, from the first nine months of 2020. The increase for the third quarter of 2021 and the first nine months of 2021 compared to the same periods in 2020 was primarily due to continued growth in our payments, fintech and private capital solutions businesses, resulting in higher fee income.

Derivatives income for the third quarter of 2021 was $21,000 compared to $10,000 for the same period in 2020. The increase in income was primarily due to changes in the derivatives credit valuation adjustment. For the nine months ended September 30, 2021, derivatives income decreased $185,000, or 75%, from the same period in 2020 primarily due to the change in the valuation adjustment.

Income from SBA lending activities for the third quarter of 2021 increased $383,000, or 43%, from the same period in 2020, due to higher SBA premiums in the secondary market. During the three months ended September 30, 2021 and 2020, guaranteed portions of SBA loans totaling $12.0 million and $10.0 million, respectively, were sold in the secondary market. Income from SBA lending activities for the first nine months of 2021 increased $1.6 million, or 79%, from the same period in 2020, due to higher premiums paid. During the nine months ended September 30, 2021 and 2020, guaranteed portions of SBA loans totaling $34.8 million and $26.5 million, respectively, were sold in the secondary market.

Other noninterest income increased $952,000 during the three months ended September 30, 2021, and $1.1 million for the nine months ended September 30, 2021, compared to the same periods in 2020. The increase for both periods was primarily driven by the receipt of SBIC distributions of $930,000 in September 2021.

Noninterest Expense

Noninterest expense for the third quarter of 2021 was $15.0 million, an increase of $1.3 million, or 10%, from the third quarter of 2020. For the nine months ended September 30, 2021, noninterest expense totaled $45.4 million, an increase of $5.9 million, or 15%, from the same period in 2020. The following table presents the components of noninterest expense.

Table 5 - Noninterest Expense

(dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Salaries and employee benefits	$10,290	$8,850	$1,440	16%	$31,073	$25,792	$5,281	20%
Employee retention credit	(3,035)	—	(3,035)	—	(3,035)	—	(3,035)	—
Occupancy	756	739	17	2	2,268	2,416	(148)	(6)
Equipment and software	857	826	31	4	2,450	2,368	82	3
Professional services	737	562	175	31	2,382	2,059	323	16
Communications and data processing	889	757	132	17	2,550	2,324	226	10
Marketing and business development	142	141	1	1	388	373	15	4
Travel, meals and entertainment	91	39	52	133	148	213	(65)	(31)
FDIC premiums	478	213	265	124	1,174	388	786	—
Merger and conversion costs	2,899	—	2,899	—	2,899	—	2,899	—
Other noninterest expense	914	1,586	(672)	(42)	3,067	3,561	(494)	(14)
Total noninterest expense	$15,018	$13,713	$1,305	10	$45,364	$39,494	$5,870	15

Salaries and employee benefits expense for the three months ended September 30, 2021, totaled $10.3 million, an increase of $1.4 million, or 16%, from the same period in 2020. For the first nine months of 2021, salaries and employee benefits expense totaled $31.1 million, an increase of $5.3 million, or 20%, from the first nine months of 2020. The increase for the three and nine months ended September 30, 2021, was primarily attributable to higher short-term and long-term incentive costs along with the impact of new hires and merit increases, as well as contract labor expense for PPP round two loan processing. The third quarter of 2021 included an expense reduction of $3.0 million as a result of the employee retention payroll tax credit pursuant to the CARES Act. Full time equivalent headcount totaled 212 at September 30, 2021 compared to 201 at September 30, 2020, a net increase of 11 positions.

Occupancy costs were $756,000 for the third quarter of 2021, an increase of $17,000, or 2%, compared to the third quarter of 2020. For the nine months ended September 30, 2021, occupancy costs were $2.3 million, a decrease of $148,000, or 6%, from the first nine months of 2020. The decrease for the nine months ended September 30, 2021, was due to savings from relocating our operations center partially offset by expenses related to expansion of our corporate headquarters.

Professional services expense increased $175,000, or 31%, from the three months ended September 30, 2020, to $737,000 for the three months ended September 30, 2021. The increase was primarily driven by recruiter and consulting expense. For the nine months ended September 30, 2021, professional services expense increased $323,000, or 16%, compared to the nine months ended September 30, 2020. Primarily driving the increase for the nine months ended September 30, 2021, was higher consulting expense for PPP round two loan processing and PPP round one loan forgiveness that was incurred in the first quarter of 2021.

Communications and data processing expense totaled $889,000 for the three months ended September 30, 2021, an increase of $132,000, or 17%, compared to the same period in 2020. For the nine months ended September 30, 2021, communications and data processing expense totaled $2.6 million, an increase of $226,000, or 10%, from the same period in 2020. The increases were due to increased volumes in the payments processing and fintech businesses.

For the three months ended September 30, 2021, travel, meals and entertainment expense increased $52,000 compared to the same period in 2020. For the nine months ended September 30, 2021, travel, meals and entertainment expense totaled $148,000, a decrease of $65,000, or 31%, from the same period in 2020.The decline for the nine months ended September

30, 2021 was due to limitations from COVID-19 on non-essential business travel and an overall decrease in customer-related meals and entertainment expense.

FDIC premiums increased $265,000 for the third quarter of 2021 compared to the third quarter of 2020. The increase for the three months ended September 30, 2021, resulted from the higher assessment rate due to our rapid growth in assets. For the nine months ended September 30, 2021, FDIC premiums were $1.2 million, an increase of $786,000 from the first nine months of 2020. The year-to-date increase also resulted from the higher assessment rate, as well as the reduction in prior year expense related to the Small Business Assessment Credits utilized in the first and second quarters of 2020.

Merger related expenses for the three and nine months ended September 30, 2021, were $2.9 million.

Income Taxes

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. Periodically, we evaluate our income tax positions based on current tax law and positions taken by various tax auditors within the jurisdictions where we are required to file income tax returns.

Income tax expense for the three and nine months ended September 30, 2021 was $3.5 million and $9.5 million, respectively. Comparatively, for the three and nine months ended September 30, 2020, income tax expense was $1.9 million and $2.5 million, respectively. The effective tax rate (as a percentage of pre-tax earnings) was 20.6% and 19.9% for the three and nine months ended September 30, 2021, respectively, compared to 17.8% and 16.8% for the same periods in 2020. The increase in income tax expense was the result of higher forecasted pretax earnings for 2021.

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

Based on all evidence considered, as of September 30, 2021 and 2020, management concluded that it was more likely than not that the net deferred tax asset would be realized, except as outlined in the following discussion. At both September 30, 2021 and September 30, 2020, we recorded a deferred tax asset valuation allowance totaling $6.8 million on certain net operating loss carryforwards due to the fact that certain tax attributes are subject to an annual limitation as a result of the acquisition of First Security, which constituted a change of ownership as defined under Internal Revenue Code Section 382. Management expects to generate future taxable income and believes this will allow for full utilization of our remaining net operating loss carryforwards within the statutory carryforward periods.

FINANCIAL CONDITION

Total assets at September 30, 2021 and December 31, 2020 were $4.21 billion and $3.62 billion, respectively. Average total assets for the third quarter of 2021 were $3.89 billion, compared to $2.98 billion in the third quarter of 2020. The increase in average total assets was primarily due to increases in cash, loans as well as the investment securities portfolio.

Loans

At September 30, 2021, total loans held for investment increased $24.8 million, or 1%, to $2.27 billion compared to $2.25 billion at December 31, 2020. The increase was primarily due to increases of $59.6 million, or 41%, in construction and land loans, $40.2 million, or 11%, in owner occupied commercial real estate loans and $16.4 million, or 9%, in consumer loans. Partially offsetting this increase was a decrease in commercial and industrial loans of $114.1 million, or 12%, primarily driven by $243.0 million in PPP loans forgiven during the nine months ended September 30, 2021. Table 6 provides additional information regarding our loan portfolio.

Table 6 - Loans

(dollars in thousands)

		% of		% of
		Total		Total
	September 30, 2021	Loans	December 31, 2020	Loans
Loans held for sale
Loans held for sale	$11,814		$—
Total loans held for sale	$11,814		$—

Loans held for investment
Commercial loans:
Commercial and industrial	$838,741	37%	$952,805	42%
Commercial real estate:
Owner occupied	413,875	18	373,689	17
Non-owner occupied	546,444	24	535,412	24
Construction and land	205,148	9	145,595	6
Total commercial loans	2,004,208	88	2,007,501	89

Residential:
Residential mortgages	47,076	2	33,783	1
Home equity	28,943	1	25,443	1
Total residential loans	76,019	3	59,226	2

Consumer	192,462	9	176,066	8
Other	4,921	-	13,897	1
Total loans	2,277,610		2,256,690
Less net deferred fees and other unearned income	(3,754)		(7,654)
Total loans held for investment	2,273,856		2,249,036

Total loans	$2,285,670		$2,249,036

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

At September 30, 2021, our nonperforming assets totaled $4.1 million, or 0.10% of total assets, compared to $4.9 million, or 0.13% of total assets, at December 31, 2020. The decrease was primarily due to the charge-offs of two commercial and industrial loans and the pay off of one nonaccruing TDR residential loan.

Nonaccrual loans totaled $4.1 million and $3.8 million as of September 30, 2021 and December 31, 2020, respectively. There were no loans past due 90 days and still accruing at September 30, 2021. Loans past due 90 days and still accruing at December 31, 2020 totaled $1.1 million. The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms for the three and nine months ended September 30, 2021 and for the same periods in 2020 is immaterial. Table 7 provides details on nonperforming assets and other risk elements.

Table 7 - Nonperforming Assets

(dollars in thousands)

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020

Nonaccrual loans	$4,077	$4,387	$1,805	$3,778	$5,085
Loans past due 90 days and still accruing	—	807	251	1,084	336
Total nonperforming loans (NPLs)	4,077	5,194	2,056	4,862	5,421
Other real estate owned	—	16	16	16	563
Total nonperforming assets (NPAs)	$4,077	$5,210	$2,072	$4,878	$5,984
NPLs as a percentage of total loans	0.18%	0.23%	0.09%	0.22%	0.25%
NPAs as a percentage of total assets	0.10%	0.14%	0.06%	0.13%	0.20%

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

Table 8 - Troubled Debt Restructurings

(dollars in thousands)

	September 30, 2021	December 31, 2020
	2021	2021
Accruing TDRs	$12,604	$13,047
Nonaccruing TDRs	638	1,141
Total TDRs	$13,242	$14,188

The gross additional interest income that would have been earned had performing TDRs performed in accordance with the original terms during the three and nine months ended September 30, 2021 and for the same periods in 2020 is immaterial.

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

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded special mention or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower, which raises doubts as to the ability of such borrower to comply with the loan repayment terms. Potential problem loans totaled $85.9 million and $172.7 million as of September 30, 2021 and December 31, 2020, respectively. As a percentage of total loans, potential problem loans were 3.6% and 7.7% as of September 30, 2021 and December 31, 2020, respectively. The decrease was primarily related to credit rating upgrades for certain criticized and classified loans. As a number of potential problem loans are real estate secured, management closely tracks the values of real estate collateral when assessing the collectability of these loans.

Allowance for Credit Losses on Loans and Unfunded Commitments

The allowance for credit losses was 1.16% of total loans held for investment at September 30, 2021, compared to 1.55% at December 31, 2020. The allowance for credit losses to loans held for investment excluding PPP loans was 1.18% as of September 30, 2021 compared to 1.70% at December 31, 2020. The decrease from December 31, 2020 was due to an improvement in the CECL economic forecast and credit upgrades, partially offset by loan growth.

The base case economic forecast used for the September 30, 2021 calculation was published in early September. Management applied an economic and business conditions qualitative adjustment to the allowance by incorporating an alternative forecast scenario. The alternative forecast scenario was derived from economic conditions experienced during 2008 and 2009, which included a significant recession. Other qualitative adjustments applied by management during the nine months ended September 30, 2021 related to credit concentrations and competition.

For the three months ended September 30, 2021, there was a net recovery of $22,000. Net charge-offs for the nine months ended September 30, 2021 were $785,000. Net charge-offs for the three and nine months ended September 30, 2020 were $347,000 and $2.1 million, respectively. The net recovery in the third quarter of 2021 was primarily driven by one commercial and industrial relationship. The decrease for the nine months ended September 30, 2021 compared to the same period in 2020 was related primarily to charge-offs of two commercial and industrial loan relationships in the second quarter of 2020 totaling $1.5 million.

Table 9 provides details concerning the allowance for credit losses on loans during the past five quarters.

Table 9 - Allowance for Credit Losses on Loans

(dollars in thousands)

	2021			2020
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for credit losses on loans
Balance at beginning of period	$26,123	$27,506	$31,818	$31,894	$31,605
Provision for loan losses	(2,221)	(814)	(4,074)	225	636
Loans charged-off:
Commercial and industrial	(131)	(386)	(288)	(401)	(404)
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Residential mortgages	—	(223)	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Total loans charged-off	(131)	(609)	(288)	(401)	(404)
Recoveries on loans previously charged-off:
Commercial and industrial	151	6	50	37	56
Commercial real estate	—	—	—	44	—
Construction and land	—	—	—	18	—
Residential mortgages	—	32	—	—	—
Home equity	—	—	—	—	—
Consumer	2	2	—	1	1
Other	—	—	—	—	—
Total recoveries	153	40	50	100	57
Net charge-offs	22	(569)	(238)	(301)	(347)
Balance at period end	$23,924	$26,123	$27,506	$31,818	$31,894

Allowance for credit losses on unfunded commitments
Balance at beginning of period	$2,565	$2,683	$3,128	$2,871	$3,480
Provision for unfunded commitments	(185)	(118)	(445)	257	(609)
Balance at period end	$2,380	$2,565	$2,683	$3,128	$2,871

Total allowance for credit losses on loans and unfunded commitments	$26,304	$28,688	$30,189	$34,946	$34,765

Provision for credit losses under CECL
Provision for loan losses	$(2,221)	$(814)	$(4,074)	$225	$636
Provision for securities held-to-maturity credit losses	1	(1)	—	(1)	1
Provision for unfunded commitments	(185)	(118)	(445)	257	(609)
Total provision for credit losses	$(2,405)	$(933)	$(4,519)	$481	$28

Allowance for loan losses on loans to loans held-for-investment	1.05%	1.15%	1.20%	1.41%	1.46%
Allowance for credit losses to loans held-for-investment	1.16%	1.27%	1.31%	1.55%	1.59%
Allowance for credit losses to loans held-for-investment excluding PPP loans	1.18%	1.33%	1.45%	1.70%	1.78%
Net charge-offs to average loans (1)	-	0.10	0.04	0.05	0.06
Non-performing loans as a percentage of total loans	0.18%	0.23%	0.09%	0.22%	0.25%
Non-performing assets as a percentage of total assets	0.10%	0.14%	0.06%	0.13%	0.20%
(1)	Annualized.

Investment Securities

Investment securities available-for-sale totaled $535.2 million at September 30, 2021 compared to $335.4 million at December 31, 2020. Held-to-maturity securities, net totaled $237.8 million at September 30, 2021 compared to $200.2 million at December 31, 2020. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Held-to-maturity securities are carried at amortized cost. As of September 30, 2021, investment securities available-for-sale had a net unrealized loss of $839,000 compared to a net unrealized gain of $9.0 million as of December 31, 2020. Market changes in interest rates and credit spreads will result in temporary unrealized gains or losses as the market price of securities fluctuate. Management evaluated all available-for-sale securities in an unrealized loss position at September 30, 2021 and December 31, 2020 and concluded no impairment existed at the balance sheet dates.

Changes in the amount of our investment securities portfolio result primarily from balance sheet trends including loans, deposit balances, and short-term borrowings. When inflows arising from the management of deposits and short-term borrowings exceed loan demand, we invest excess funds in the securities portfolio or in short-term investments. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow interest-bearing balances with other banks to decline and uses proceeds from maturing securities to fund loan demand. During the first nine months of 2021, we purchased $269.9 million in securities available-for-sale and $38.0 million in held-to-maturity municipal securities to invest excess cash from customer deposits.

Details of investment securities at September 30, 2021 and December 31, 2020 are provided in Table 10.

Table 10 - Securities

(dollars in thousands)

	September 30, 2021		December 31, 2020
	Carrying		Amortized
Available-for-Sale Securities	Value	Fair Value	Cost	Fair Value
U.S. states and political divisions	$74,608	$76,702	$78,117	$81,019
Trust preferred securities	4,855	4,871	4,835	4,722
Corporate debt securities	24,006	24,374	19,526	19,821
Residential mortgage-backed securities	406,147	402,302	190,817	194,598
Commercial mortgage-backed securities	26,381	26,909	33,150	35,263
Total available-for-sale	535,997	535,158	326,445	335,423
Held-to-Maturity Securities
U.S. states and political divisions	237,842	245,929	200,170	214,584
Less: allowance for credit losses on securities held-to-maturity	13	—	14	—
Total held-to-maturity	237,829	245,929	200,156	214,584
Total securities	$773,826	$781,087	$526,601	$550,007

The effective duration of our securities was 6.01 years and 6.09 years at September 30, 2021 and December 31, 2020, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. We evaluate our goodwill annually as of October 1, or more frequently if necessary, to determine if any impairment exists. Factors that management considers in this assessment includes macroeconomic conditions, industry and market considerations, our overall financial performance and changes in the composition or carrying amount of net assets. We performed our annual goodwill assessment as of October 1, 2020 and concluded that our carrying value was not in excess of its fair value. There were no triggering events requiring an impairment test during the first nine months of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Deposits

At September 30, 2021, total deposits were $3.7 billion, an increase of $565.8 million, or 18%, from December 31, 2020. Noninterest-bearing demand deposits increased $657.9 million, or 64%, during the same period. Time deposits increased $46.5 million, or 19%, due to growth in the partnership with a fintech firm that offers CD-secured loans to its customers. Partially offsetting this increase was a decrease in money market deposits of $99.8 million, or 10%, from December 31, 2020 to September 30, 2021, and a decrease in interest-bearing checking deposits of $39.1 million, or 5% from December 31, 2020.

Total average deposits for the quarter ended September 30, 2021, were $3.4 billion, an increase of $941.7 million, or 38%, from the same period in 2020. For the quarter ended September 30, 2021, compared to the same period in 2020, average money market deposits increased $115.2 million, or 12%, while average noninterest-bearing demand deposits increased $520.4 million, or 61%. Average interest-bearing demand deposits (NOW) increased $166.8 million, or 38%, for the three months ended September 30, 2021, compared to the same period in 2020. The increase in average non-interest bearing and average interest-bearing demand deposits reflects continued growth in relationship driven core deposits. Average time deposits increased $119.8 million, or 72%, for the three months ended September 30, 2021 from the same period in 2020 due to the aforementioned growth in the partnership with a fintech firm that offers CD-secured loans to its customers.

Table 11 provides additional information regarding deposits during the past five quarters.

Table 11 - Deposits

(dollars in thousands)

						Year To	Year Over
	September 30,	June 30,	March 31,	December 31,	September 30,	Date	Year
Period End Deposits	2021	2021	2021	2020	2020	Change	Change
Non-interest-bearing demand deposits	$1,691,616	$1,374,018	$1,280,524	$1,033,765	$843,656	$657,851	$847,960
NOW	721,525	536,677	485,540	760,638	387,858	(39,113)	333,667
Savings	800	676	562	625	568	175	232
Money market	930,929	1,026,239	1,142,361	1,030,753	945,834	(99,824)	(14,905)
Time	287,865	283,656	294,129	241,328	196,343	46,537	91,522
Brokered	94,586	84,958	74,576	94,399	94,463	187	123
Total deposits	$3,727,321	$3,306,224	$3,277,692	$3,161,508	$2,468,722	$565,813	$1,258,599

	2021			2020		Q3 2021 vs	Q3 2021 vs
	Third	Second	First	Fourth	Third	Q2 2020	Q3 2020
Average Deposits	Quarter	Quarter	Quarter	Quarter	Quarter	Change	Change
Non-interest-bearing demand deposits	$1,375,114	$1,295,728	$1,136,531	$977,009	$854,715	$79,386	$520,399
NOW	607,485	548,358	618,701	558,967	440,734	59,127	166,751
Savings	731	593	587	614	586	138	145
Money market	1,057,246	1,088,423	1,042,809	1,026,347	942,062	(31,177)	115,184
Time	285,808	290,331	273,615	221,792	166,019	(4,523)	119,789
Brokered	87,498	84,168	84,663	89,673	68,102	3,330	19,396
Total deposits	$3,413,882	$3,307,601	$3,156,906	$2,874,402	$2,472,218	$106,281	$941,664

Noninterest bearing deposits as a percentage of average deposits	40.3%	39.2%	36.0%	34.0%	34.6%
Cost of interest-bearing deposits	0.15%	0.17%	0.19%	0.25%	0.28%
Cost of deposits	0.08%	0.10%	0.12%	0.16%	0.19%

Short-Term Borrowings

There were no outstanding balances of federal funds purchased at September 30, 2021 and December 31, 2020.

As a member of the FHLB, we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. There were no FHLB advances outstanding at September 30, 2021 and December 31, 2020.

Long-Term Debt

On August 20, 2020, Atlantic Capital issued 5.50% fixed-to-floating rate subordinated notes (the “Notes”) totaling $75 million in aggregate principal amount and callable at par plus accrued but unpaid interest on or after September 1, 2025. The Notes are due September 1, 2030 and bear a fixed rate of interest of 5.50% per year until September 1, 2025. From September 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month SOFR plus 536.3 basis points. The Notes were priced at 100% of their par value and qualify as Tier 2 regulatory capital.

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

We aim to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the customer deposit book, due to the low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily advances from the FHLB of Atlanta, federal funds lines and other borrowing facilities. We aim to avoid funding concentrations by diversifying external secured and unsecured funding with respect to maturities, counterparties and nature. At September 30, 2021, management believed that we had sufficient liquidity to meet our funding needs.

At September 30, 2021, we had access to $495.0 million in unsecured borrowings and $993.3 million in secured borrowings through various sources, including FHLB advances and access to federal funds. We also have the ability to attract more deposits by increasing rates.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity at September 30, 2021 was $363.9 million, an increase of $25.3 million, or 7%, from December 31, 2020. Net income of $38.5 million was offset by a decrease of $10.4 million in accumulated other comprehensive income and $5.5 million in repurchases of 275,592 shares of common stock during the first nine months of 2021. Atlantic Capital and the Bank are required to meet minimum capital requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

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

Table 12 - Capital Ratios

(dollars in thousands)

					Regulatory Guidelines
							Minimum Capital
	Consolidated		Bank				Plus Capital
	September 30,	December 31,	September 30,	December 31,		Well	Conservation Buffer
	2021	2020	2021	2020	Minimum	Capitalized	2021
Risk based ratios:
Common equity tier 1 capital	12.2%	11.9%	14.6%	14.2%	4.5%	6.5%	7.0%
Tier 1 Capital	12.2	11.9	14.6	14.2	6.0	8.0	8.5
Total capital	15.9	16.1	15.6	15.4	8.0	10.0	10.5
Leverage ratio	8.5	8.9	10.2	10.6	4.0	5.0	N/A

Common equity tier 1 capital	$328,258	$292,890	$394,045	$349,779
Tier 1 capital	328,258	292,890	394,045	349,779
Total capital	428,598	397,719	420,361	380,725

Risk weighted assets	2,694,397	2,470,185	2,694,095	2,471,702
Quarterly average total assets for leverage ratio	3,861,474	3,297,529	3,857,877	3,288,402

As of September 30, 2021, Atlantic Capital and the Bank remained “well-capitalized” under regulatory guidelines. For more information see “Item 1. Business–Supervision and Regulation–Capital Adequacy” in our 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. As of September 30, 2021, we had issued commitments to extend credit of approximately $850.0 million and standby letters of credit of approximately $21.7 million through various types of commercial lending arrangements.

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

Contractual Obligations

There have been no significant changes in our contractual obligations as of September 30, 2021 compared to December 31, 2020.

RISK MANAGEMENT

Effective risk management is critical to our success. The Dodd-Frank Act requires that bank holding companies with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. Although we do not have total assets in excess of $10 billion, the Audit Committee and the Audit and Risk Committee of the Bank’s board of directors provide oversight of enterprise-wide risk management activities. These committees review our activities in identifying, measuring, and mitigating existing and emerging risks (including credit, liquidity, interest-rate, compliance, market, operational, strategic, financial and reputational risks.) These committees monitor management’s execution of risk management practices in accordance with the board of directors’ risk appetite, review supervisory examination reports together with management’s response to such examinations and discuss legal matters that may have a material impact on the financial statements or our compliance policies. With guidance from and oversight by the Audit Committee and the Bank’s Audit and Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

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

We assess interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. With rates rising, the estimated increase in net interest income is primarily due to the short-term repricing characteristics of the loan portfolio, combined with a favorable funding mix. Our loan portfolio consists of approximately half floating rate loans and half fixed rate loans. Our core client deposits are likely to allow us to lag short term interbank rate indices when pricing deposits. Transaction accounts comprise a significant amount of our total deposits. See Table 13 for an analysis of the impact on net interest income resulting from various interest rate shock scenarios as of September 30, 2021 and December 31, 2020 and Table 14 for our MVE profile as of September 30, 2021 and December 31, 2020.

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

Table 13 provides the impact on net interest income resulting from various interest rate shock scenarios as of September 30, 2021 and December 31, 2020.

Table 13 - Net Interest Income Sensitivity Simulation Analysis

	Estimated change in net interest income
Change in interest rate (basis point)	September 30, 2021	December 31, 2020
‑200	(12.59)%	(8.85)%
‑100	(9.10)	(6.49)
+100	18.20	15.26
+200	35.20	30.82
+300	53.98	46.24

We also utilize the MVE as a tool in measuring and managing interest rate risk. Long-term interest rate risk exposure is measured using MVE sensitivity analysis to study the impact on long-term cash flows on capital. Table 14 presents the MVE profile as of September 30, 2021 and December 31, 2020.

Table 14 - Market Value of Equity Modeling Analysis

	Estimated % change in MVE
Change in interest rate (basis point)	September 30, 2021	December 31, 2020
‑200	11.22%	(3.03)%
‑100	8.65	(3.58)
+100	(0.11)	5.89
+200	(0.30)	10.77
+300	(0.59)	12.65

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

ITEM 4.              CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as required under Rule 13a-15 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2021, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report under Part I, Item 1A “Risk Factors” , as supplemented by the factors under Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, as filed with the SEC on May 7, 2021 and August 6, 2021, respectively (the “Quarterly Reports”), because these risk factors may affect our operations and financial results.

The risks described in the Annual Report and Quarterly Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes in the risk factors disclosed in our Annual Report and Quarterly Reports.

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

The following table presents information with respect to repurchases of our common shares during the periods indicated:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs (1)
July 1 - 31, 2021	—	$—	—	$1,810,471
August 1 - 31, 2021	—	—	—	1,810,471
September 1 - 30, 2021	—	—	—	1,810,471
Total	—	$—	—
(1)	Represents the maximum dollar amount of shares available for repurchase in the $25 million share repurchase program announced March 4, 2020, expiring March 4, 2022.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2.1	Agreement and Plan of Merger, dated as of July 22, 2021, by and between South State Corporation and Atlantic Capital Bancshares, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) the Notes to the Unaudited Consolidated Financial Statements

104

The cover page from Atlantic Capital Bancshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language) (embedded within EX – 101).

*

The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the United States Securities and Exchange Commission upon request.

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

Date: November 5, 2021